Form 10-Q
period 2000-07-01
CORVIS CORP
filed 2000-08-28
CIK 1060490

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________



            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2000

            [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_______________ to ___________________


                        Commission file number 0-12751


                              Corvis Corporation
            (Exact name of registrant as specified in its charter)


             Delaware                                   52-2041343

(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


           7015 Albert Einstein Drive, Columbia, Maryland 21046-9400
            (Address of principal executive offices)    (Zip Code)

                                (443) 259-4000
             (Registrant's telephone number, including area code)

     ____________________________________________________________________
             (Former name, former address and formal fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes                             No   X
                         --------                    -------

Number of shares of Common Stock, $0.01 par value, outstanding at August 24, 2000: 336,163,645

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        -----
                               Part I - Financial Information
Item 1.  Financial Statements

         Condensed consolidated balance sheets as of January 1, 2000 and July 1,
         2000.........................................................................      3

         Condensed consolidated statements of operations for the three months ended July 3, 1999 and July1, 2000, the six months ended July 3, 1999 and
         July 1, 2000 and the period from June 2, 1997 (date of inception) through
         July 1, 2000.................................................................      4

         Condensed consolidated statements of cash flows for the six months ended
         July 3, 1999 and July 1, 2000 and the period from June 2, 1997 (date of
         inception) through July 1, 2000..............................................      5

         Notes to condensed consolidated financial statements.........................   6-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations................................................................  11-17

Item 3.  Quantitative and Qualitative Disclosure About Market Risk....................     17

                              Part II - Other Information

Item 1.  Legal Proceedings............................................................     18

Item 2.  Changes in Securities and Use of Proceeds....................................  18-19

Item 3.  Defaults Upon Senior Securities..............................................     19

Item 4.  Submission of Matters to a Vote of Security Holders..........................  19-20

Item 5.  Other Information............................................................     20

Item 6.  Exhibits and Reports on Form 8-K.............................................     20

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              CORVIS CORPORATION
                         (A Development Stage Company)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

               (Dollars in thousands, except per share amounts)

                                                                                          January 1,     July 1,
                                                                                             2000          2000
                                                                                          ----------    ----------
                                                                                                        (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents............................................................     $244,597    $ 186,645
  Restricted cash......................................................................        2,103        2,042
  Inventory, net.......................................................................       15,869       71,436
  Other current assets.................................................................        1,641        6,178
                                                                                            --------    ---------
     Total current assets..............................................................      264,210      266,301

Restricted cash........................................................................       15,000       15,000
Property and equipment, net............................................................       22,355       50,614
Deposits and intangible assets, net....................................................        2,148      158,926
Deferred financing fees, net...........................................................        3,566        2,821
                                                                                            --------    ---------
     Total assets......................................................................     $307,279    $ 493,662
                                                                                            ========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable, current portion.......................................................     $ 15,287    $  17,542
  Capital lease obligations, current portion...........................................        1,587        1,664
  Accounts payable.....................................................................        6,823       28,599
  Accrued expenses.....................................................................        3,674        3,555
                                                                                            --------    ---------
     Total current liabilities.........................................................       27,371       51,360
Noncurrent liabilities:
  Notes payable, net of current portion................................................       35,807       27,583
  Capital lease obligations, net of current portion....................................        2,964        2,162
  Deferred lease liability.............................................................        1,512        2,192
                                                                                            --------    ---------
     Total liabilities.................................................................       67,654       83,297

Commitments and contingencies
Stockholders' equity:
  Series A convertible preferred stock; $0.01 par value; 1,550,000 shares authorized;
    1,550,000 issued and outstanding (liquidation preference of $3,100)................           16           16
  Series B convertible preferred stock; $0.01 par value; 6,685,931 shares authorized;
    6,328,955 issued and outstanding (liquidation preference of $13,607)...............           63           63
  Series C convertible preferred stock; $0.01 par value; 3,270,819 shares authorized;
    3,120,118 issued and outstanding as of January 1, 2000; 3,148,299 issued and outstanding as of July 1, 2000 (unaudited) (liquidation preference of $28,540 and
    $28,797 (unaudited) as of January 1, 2000 and July 1, 2000, respectively)..........           31           31
  Series D convertible preferred stock; $0.01 par value; 273,314 shares authorized;
    211,928 issued and outstanding (liquidation preference of $1,939)..................            2            2
  Series E convertible preferred stock; $0.01 par value; 641,121 shares authorized; none
    issued and outstanding (liquidation preference of $0)..............................           --           --
  Series F convertible preferred stock; $0.01 par value; 1,946,906 shares authorized;
    1,898,406 issued and outstanding (liquidation preference of $46,036)...............           19           19
  Series G convertible preferred stock; $0.01 par value; 573,989 shares authorized;
    292,825 issued and outstanding (liquidation preference of $10,000).................            3            3
  Series H convertible preferred stock; $0.01 par value; 3,186,710 shares authorized;
    2,685,954 issued and outstanding as of January 1, 2000; 3,182,943 issued and outstanding as of July 1, 2000 (unaudited) (liquidation preference of $216,300
    and $256,322 (unaudited) as of January 1, 2000 and July 1, 2000, respectively).....           27           32
  Series I convertible preferred stock; $0.01 par value; 2,496,564 shares authorized;
    1,301,822 issued and outstanding as of July 1, 2000  (liquidation preference of
    $218,706)..........................................................................           --           13
  Common stock--$0.01 par value; 425,121,094 shares authorized; 61,114,020 shares issued and outstanding as of  January 1, 2000; 63,288,800 issued and outstanding
    as of July 1, 2000.................................................................          609          631
  Stockholder note receivable..........................................................       (1,224)      (1,224)
  Additional paid-in capital...........................................................      331,302      629,574
  Deficit accumulated during development stage.........................................      (91,223)    (218,795)
                                                                                            --------    ---------
     Total stockholders' equity........................................................      239,625      410,365
                                                                                            --------    ---------
     Total liabilities and stockholders' equity........................................     $307,279    $ 493,662
                                                                                            ========    =========

    See accompanying notes to condensed consolidated financial statements.

                              CORVIS CORPORATION
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (Dollars in thousands, except share and per share amounts)
                                  (Unaudited)



                                             Three Months Ended           Six Months Ended              June 2, 1997
                                         -------------------------   ------------------------------      (date of
                                           July 3,       July 1,       July 3,          July 1,        inception) to
                                            1999          2000          1999             2000           July 1, 2000
                                         -----------   -----------   -----------      -----------      --------------

Revenue...............................   $        --   $        --   $        --   $        --        $      --

Operating expenses:
   Research and development,
     exclusive of equity-based
     expense..........................         8,890        12,013        17,302        31,074           86,259
   Sales and marketing, exclusive of
     equity-based expense.............         1,354         4,349         1,637         8,979           12,565
   General and administrative.........         3,308         5,038         5,007         7,391           29,124
   Equity-based expense:
     Research and development.........            --           904            --         1,649            1,775
     Sales and marketing..............            --        35,529            --        35,529           40,374
     General and administrative.......            --         1,457            --         1,457            1,457
   Depreciation and amortization......           452         2,077           794         3,558            6,845
   Purchased research and development.            --        40,300            --        40,300           40,300
                                         -----------   -----------   -----------   -----------        ---------
     Total operating expenses.........        14,004       101,667        24,740       129,937          218,699
                                         -----------   -----------   -----------   -----------        ---------
     Operating loss...................       (14,004)     (101,667)      (24,740)     (129,937)        (218,699)
   Interest income (expense), net.....          (313)          925          (739)        2,365              (96)
                                         -----------   -----------   -----------   -----------        ---------
     Net loss.........................   $   (14,317)  $  (100,742)  $   (25,479)  $  (127,572)       $(218,795)
                                         ===========   ===========   ===========   ===========        =========
Basic and diluted net loss per common
 share................................        $(0.55)       $(2.51)       $(1.03)       $(3.31)
                                         ===========   ===========   ===========   ===========
Weighted average number of common
 shares outstanding...................    26,181,997    40,076,930    24,835,849    38,594,639


    See accompanying notes to condensed consolidated financial statements.

                              CORVIS CORPORATION
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (Unaudited)

                                                              Six Months Ended                  June 2, 1997
                                                            --------------------                  (date of
                                                             July 3,    July 1,                 inception) to
                                                              1999       2000                   July 1, 2000
                                                            --------   ---------                -------------
Cash flows from operating activities:
Net loss..................................................  $(25,479)  $(127,572)                 $(218,795)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization...........................       794       3,558                      6,845
  Equity-based expense....................................       504      38,635                     43,606
  Amortization of deferred financing fees.................        --         745                      3,542
  Purchased research and development expense..............        --      40,300                     40,300

  Changes in operating assets and liabilities:
    Increase in inventory, net............................    (4,334)    (55,567)                   (71,436)
    Increase in other assets..............................      (843)     (1,305)                    (2,649)
    Increase in accounts payable and other accrued
     liabilities..........................................     5,862      15,982                     25,143
                                                            --------   ---------                  ---------
     Net cash used in operating activities................   (23,496)    (85,224)                  (173,444)
                                                            --------   ---------                  ---------

Cash flows from investing activities:
    Purchase of property and equipment....................    (4,519)    (26,842)                   (43,453)
    Cash acquired in business combination.................        --      20,782                     20,819
    Increase (decrease) in deposits and other long-term
     assets...............................................        --         179                       (118)
                                                            --------   ---------                  ---------
     Net cash used in investing activities................    (4,519)     (5,881)                   (22,752)
                                                            --------   ---------                  ---------

Cash flows from financing  activities:
    Restricted cash.......................................        --          61                    (17,042)
    Proceeds from issuance of note payable and capital
     leases, net of payments..............................    19,572      (7,880)                    49,939
    Proceeds from the issuance of stock...................    19,449      40,972                    349,944
                                                            --------   ---------                  ---------
     Net cash provided by financing activities............    39,021      33,153                    382,841
                                                            --------   ---------                  ---------
     Net increase (decrease) in  cash and cash
      equivalents.........................................    11,006     (57,952)                   186,645
Cash and cash equivalents--beginning......................     4,041     244,597                         --
                                                            --------   ---------                  ---------
Cash and cash equivalents--ending.........................  $ 15,047   $ 186,645                  $ 186,645
                                                            ========   =========                  =========

Supplemental disclosure of cash flow information:
    Interest paid.........................................  $    615   $   3,616                  $   4,250
                                                            ========   =========                  =========
Supplemental disclosure of noncash activities:
    Financed leasehold improvements.......................  $  1,225   $     923                  $   4,187
                                                            ========   =========                  =========
    Obligations under capital lease.......................  $  2,298   $      --                  $   5,001
                                                            ========   =========                  =========
    Issuance of warrants under capital lease obligation...  $    143   $      --                  $     144
                                                            ========   =========                  =========
    Conversion of stockholder note payable................  $ 10,000   $     --                   $  10,000
                                                            ========   =========                  =========
    Stockholder note received for exercise of stock
     options..............................................  $      --  $      --                  $   1,224
                                                            =========  =========                  =========
    Purchase business combinations consideration paid
     with preferred stock.................................  $      --  $ 218,706                  $ 220,594
                                                            =========  =========                  =========

     See accompanying notes to condensed consolidated financial statements.

                              CORVIS CORPORATION
                         (A Development Stage Company)

                  NOTES TO CONDENSED CONSOLIDATED STATEMENTS

          (Dollars in thousands, except share and per share amounts)

                                  (Unaudited)



(1) Summary of Significant Accounting Policies and Practices

    The condensed consolidated financial statements included herein for Corvis Corporation (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company's January 1, 2000 audited consolidated financial statements and notes thereto included in the Company's Registration Statements on Form S-1 declared effective July 27, 2000.

(2) Inventory

    Inventories are comprised of the following (in thousands):

                                                       January 1,  July 1,
                                                         2000       2000
                                                       ----------  -------
Raw materials..........................................  $13,467   $42,058
Work-in-process........................................    4,173    20,997
Finished goods.........................................       --    14,824
                                                         -------   -------
                                                          17,640    77,879
Less reserve for excess inventory and obsolescence.....   (1,771)   (6,443)
                                                         -------   -------
                                                         $15,869   $71,436
                                                         =======   =======

(3) Private Placements

    In May 2000, the Company sold 124,177 shares of Series H convertible preferred stock to Williams Communications in a private placement transaction for an aggregate purchase price of $10 million.

    In June 2000, the Company sold 372,533 shares of Series H convertible preferred stock to Broadwing Communications in a private placement transaction for an aggregate purchase price of $30 million.

(4) Acquisitions

    On May 19, 2000, the Company acquired Baylight Networks, Inc. ("Baylight"), a company that designs network systems and subsystems. Baylight, based in Palo Alto, California, was formed in February 2000 and is a development stage company with no revenue. In consideration for all of the outstanding shares of Baylight, the Company assumed $0.1 million of Baylight's liabilities and agreed to issue 2,400,012 shares of common stock over the term of three-year employment agreements with the former Baylight shareholders. The Company accounted for the acquisition as a purchase. Accordingly, the operating results of Baylight are included in the Company's financial results from the date of acquisition. The allocation of the purchase price to the fair value of the assets acquired and liabilities

                              CORVIS CORPORATION
                         (A Development Stage Company)

                  NOTES TO CONDENSED CONSOLIDATED STATEMENTS

          (Dollars in thousands, except share and per share amounts)

                                  (Unaudited)



assumed has been based on an internal analysis of the fair value of the assets and liabilities of Baylight. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $0.1 million will be amortized on a straight-line basis over five years. The Company will recognize compensation expense over the term of the employment agreements equal to the fair value of the shares to be issued.

    On July 1, 2000, the Company acquired Algety Telecom S.A. ("Algety"), a French company that develops and markets high-capacity, high-speed optical transmission equipment. Algety, based in Lannion, France was formed in April 1999, and is a development stage company with no revenue. The acquisition price is equal to 1,301,822 shares of Series I convertible preferred stock, valued at $218.7 million at the date of purchase. The Company may be required to increase the purchase price up to an aggregate of 8.0% of the Company's outstanding stock, depending on certain conditions within 90 days from the original closing. The Company accounted for the acquisition as a purchase. Accordingly, the operating results of Algety will be included in the Company's financial results from the date of acquisition. The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed has been based upon an independent third party valuation of the assets and liabilities of Algety. Based upon the results of the valuation, the Company allocated $40.3 million of the purchase price to in-process technology. The excess of the aggregate purchase price over the fair value of net assets acquired of $154.8 million, based on the purchase price allocation, will be amortized on a straight-line basis over five years.

    The following pro forma data summarize the results of operations for the period indicated as if the Algety acquisition had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

                              Three months ended             Six months ended
                         ---------------------------   -----------------------------
                         July 3, 1999   July 1, 2000   July 3, 1999     July 1, 2000
                         ------------   ------------   ------------     ------------
Revenues...............  $        --    $         --   $         --     $         --
                         ============   ============   ============     ============
Net loss...............  $     25,633   $    114,456   $     36,795     $    155,000
                         ============   ============   ============     ============
Basic and diluted
   net loss per share..  $      (0.98)  $      (2.86)  $      (1.48)    $      (4.02)
                         ============   ============   ============     ============

(5) Equity-Based Compensation

    Equity-based expense related to research and development, sales and marketing and general and administrative functions equal $900, $35,500 and $1,500 for the three months ended July 1, 2000 and $1,600, $35,500 and $1,500 for the six months ended July 1, 2000. These expenses are primarily due to the waiving of certain vesting terms contained in warrants granted to certain customers.

                              CORVIS CORPORATION
                         (A Development Stage Company)

                  NOTES TO CONDENSED CONSOLIDATED STATEMENTS

          (Dollars in thousands, except share and per share amounts)

                                  (Unaudited)


(6) Basic and Diluted Net Loss Per Share

                                                 For the three months ended July 3, 1999
                                                ------------------------------------------
                                                     Loss         Shares       Per share
                                                  (numerator)  (denominator)    amount
                                                  -----------  -------------   ---------
Basic and diluted loss per share:
        Net loss to common stockholders.......    $   (14,317)    26,181,997   $   (0.55)
                                                  ===========  =============   =========

    Convertible preferred stock outstanding as of July 3, 1999, convertible into 113,388,876 shares of common stock, options and warrants to purchase 14,814,384 and 13,785,612 shares of common stock, respectively, and 22,012,860 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three months ended July 3, 1999 as their inclusion would be anti-dilutive.

                                                 For the three months ended July 1, 2000
                                                ------------------------------------------
                                                     Loss         Shares       Per share
                                                  (numerator)  (denominator)    amount
                                                  -----------  -------------   ---------
Basic and diluted loss per share:
        Net loss to common stockholders.......    $(100,742)      40,076,930   $   (2.51)
                                                  ===========  =============   =========

    Convertible Preferred Stock outstanding as of July 1, 2000, convertible into 217,956,916 shares of common stock, options and warrants to purchase 41,921,932 and 22,092,228 shares of common stock, respectively, and 21,543,896 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three months ended July 1, 2000 as their inclusion would be anti-dilutive.

                                                  For the six months ended July 3, 1999
                                                ------------------------------------------
                                                     Loss         Shares       Per share
                                                  (numerator)  (denominator)    amount
                                                  -----------  -------------   ---------
Basic and diluted loss per share:
        Net loss to common stockholders.......    $   (25,479)    24,835,849   $   (1.03)
                                                  ===========  =============   =========

    Convertible Preferred Stock outstanding as of July 3, 1999, convertible into 113,388,876 shares of common stock, options and warrants to purchase 14,814,384 and 13,785,612 shares of common stock,

                              CORVIS CORPORATION
                         (A Development Stage Company)

                  NOTES TO CONDENSED CONSOLIDATED STATEMENTS

          (Dollars in thousands, except share and per share amounts)

                                  (Unaudited)


respectively, and 22,012,860 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the six months ended July 3, 1999 as their inclusion would be anti-dilutive.

                                                   For the six months ended July 1, 2000
                                                ------------------------------------------
                                                     Loss         Shares       Per share
                                                  (numerator)  (denominator)    amount
                                                  -----------  -------------   ---------
Basic and diluted loss per share:
        Net loss to common stockholders.......    $  (127,572)    38,594,639   $   (3.31)
                                                  ===========  =============   =========

    Convertible Preferred Stock outstanding as of July 1, 2000, convertible into 217,956,916 shares of common stock, options and warrants to purchase 41,921,932 and 22,092,228 shares of common stock, respectively, and 21,543,896 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the six months ended July 1, 2000 as their inclusion would be anti-dilutive.

(7) Subsequent Events

(a) Stock Split

    On July 21, 2000, the Company declared a 4-for-1 split of its common stock. All share and per share amounts of common stock in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

(b) Legal Matters

    In July 2000, Ciena Corporation ("Ciena"), a competitor, filed a lawsuit alleging that the Company infringed on certain of Ciena's patents. Ciena is seeking injunctive relief, an unspecified amount of damages including treble damages, as well as costs of the lawsuit including attorney's fees. The Company intends to defend itself vigorously against such claims and the Company believes that it will prevail in this litigation. Based on the information currently available, the Company cannot reasonably predict the likelihood of any potential outcome.

(c) Initial Public Offering

    On August 2, 2000, the Company sold 31,625,000 of common stock in our initial public offering and 277,778 shares of common stock in a concurrent private placement for proceeds of $1,067.2 million after deducting underwriter discounts and commissions and offering expenses.

                              CORVIS CORPORATION
                         (A Development Stage Company)

                  NOTES TO CONDENSED CONSOLIDATED STATEMENTS

          (Dollars in thousands, except share and per share amounts)

                                  (Unaudited)


(8) Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. This statement, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect SFAS 133 to have a material affect on its financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation. FIN 44 further defines the accounting consequence of various modifications to the terms of a previously fixed stock option or award under APB 25. FIN 44 becomes effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after December 15, 1998 or January 12, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  You should read the following discussion and analysis along with our consolidated financial statements and the notes to those statements included elsewhere in this report.

Overview

  We design, manufacture and market products that enable a fundamental shift in the design and efficiency of backbone networks by allowing for the transmission, switching and management of communications traffic entirely in the optical domain. Our products enable the creation of all-optical backbone networks that support transmission over long distances and eliminate the need for expensive and bandwidth-limiting electrical regeneration and switching equipment.

  Since our inception on June 2, 1997, we have been a development stage company. Our operating activities consist primarily of research and development, product design, manufacturing and testing. Additionally, we have recruited and trained our administrative, financial, marketing and customer support organizations, and we are establishing a direct sales force.

  We currently have only three customers, Broadwing, Williams Communications and Qwest. We shipped, installed and activated a laboratory trial system for each of Broadwing and Williams Communications during the first quarter of 2000. We began shipping, installing and activating field trial systems to Broadwing and Williams during the second quarter of 2000. We successfully completed our field trial with Broadwing in July 2000, and Broadwing has agreed to purchase $200 million of our products and services over a two-year period. Williams Communications has agreed to purchase $200 million of our products and services over a two-year period, subject to its successful completion of field trials. We expect the Williams Communications field trial to be completed during the second half of 2000. Qwest has agreed to purchase $150 million of certain of our products, some of which are currently under development, over a two year period beginning on the date that the products meet agreed upon technical requirements. Qwest's purchase obligations are subject to our products being competitively priced and our ability to make products that meet agreed upon technical requirements by the end of 2001.

  We are in discussions with other service providers to begin field trials and to purchase our products.

  Revenue. We have not recognized revenue as of July 1, 2000. Our policy will be to recognize revenue from product sales when a purchase commitment has been received, delivery has been made, collection is probable and, if contractually required, a customer's product acceptance has been received. Costs of revenues will include the costs of manufacturing our products and other costs associated with warranty and other contractual obligations. Under the two current customer contracts where shipments have occurred, we did not recognize revenue from the shipment of laboratory units or field trial units at the time of their shipment. Revenue will be recognized upon field trial acceptance.

  Research and Development. Research and development expenses consist primarily of salaries and related personnel costs, test and prototype expenses related to the design of our hardware and software products, laboratory units and facilities costs. All costs related to product development, both hardware and software, are recorded as expenses in the period in which they are incurred. Due to the timing and nature of the expenses associated with this process, significant quarterly fluctuations may result. We believe that research and development is critical in achieving current and future strategic product objectives. We expect that research and development expenses will significantly increase in the future as we continue to enhance our existing products and develop new products.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs, laboratory trial systems, trade shows and other marketing programs and events and travel expenses. We intend to expand our sales operations significantly in order to increase market awareness and acceptance of our products, including establishing sales offices throughout the United States and internationally. We also expect to initiate additional marketing programs to support our current products. Our success depends on establishing and maintaining key customer relationships. In order to achieve this objective, we expect to expand our customer service and support organization. We anticipate that our sales and marketing expenses will increase significantly in the future.

  General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs, information systems support, recruitment expenses and facility demands associated with establishing the proper infrastructure to support our expanding organization. This infrastructure consists of executive, financial, legal, information systems and other administrative responsibilities. We anticipate that these costs will increase significantly in the future.

  Since our inception, we have incurred significant losses, and as of July 1, 2000 we had an accumulated deficit of $218.8 million. We do not expect to generate net income before at least 2002. We have a lengthy sales cycle for our products and accordingly expect to incur significant research and development, sales and marketing and general and administrative expenses before we realize any related revenue. As a result, we will need to generate significant revenue to achieve and maintain profitability.

  During 1999, we changed our accounting reporting period from a calendar year-end to a manufacturing 52- or 53-week fiscal year-end, ending on the Saturday closest to December 31 in each year.

Results of Operations

Three months ended July 1, 2000 compared to three months ended July 3, 1999

  Revenue. We did not recognize revenue in either period.

  Research and Development. Research and development expenses increased to $12.0 million for the three months ended July 1, 2000 from $8.9 million for the three months ended July 3, 1999. The increase in expenses was primarily attributable to $1.7 million of salaries and related benefits due to the hiring of additional personnel and $1.9 million of material prototype costs associated with development.

  Sales and Marketing. Sales and marketing expenses increased to $4.3 million for the three months ended July 3, 2000 from $1.4 million for the three months ended July 3, 1999. The increase in expenses was primarily attributable to $1.0 million of salaries and related benefits due to the hiring of additional personnel, $0.8 million related to advertising and trade show expenses, $0.5 million of travel expenses and $0.5 million in expenses associated with developing customer support functions.

  General and Administrative. General and administrative expenses increased to $5.0 million for the three months ended July 1, 2000 from $3.3 million for the three months ended July 3, 1999. The increase in expenses was primarily attributable to salaries and related benefits due to the hiring of additional personnel.

  Equity-based Expense. Equity-based expense related to research and development, sales and marketing and general and administrative functions for the three months ended July 1, 2000 increased to $0.9 million, $35.5 million and $1.5 million, respectively from zero in the three months ended July 3, 1999.
The increase in equity-based compensation principally resulted from expenses recognized upon the waiving of certain vesting terms contained in warrants granted to certain customers.

  Depreciation and Amortization. Depreciation and amortization expenses increased to $2.1 million for the three months ended July 1, 2000 from $0.5 million for the three months ended July 3, 1999. The increase was primarily attributable to depreciation associated with administrative and manufacturing facilities and research and development equipment. We expect depreciation and amortization expenses to increase significantly in future years due primarily to the amortization of intangibles resulting from our recent acquisitions, as well as to increased depreciation expenses associated with the build-out of our new facilities.

  Interest Income (Expense), Net. Interest income, net of interest expense, increased to $0.9 million for the three months ended July 1, 2000 from $0.3 million of net interest expense for the three months ended July 3, 1999. The increase was primarily attributable to higher invested cash balances from the proceeds of private placements, offset in part by interest incurred under new credit facilities.

Six months ended July 1, 2000 compared to six months ended July 3, 1999

  Revenue. We did not recognize revenue in either period.

  Research and Development. Research and development expenses increased to $31.1 million for the six months ended July 1, 2000 from $17.3 million for the six months ended July 3, 1999. The increase in expenses was primarily attributable to $2.8 million of salaries and related benefits due to the hiring of additional personnel, $8.9 million of prototype and laboratory materials, $1.5 million of facilities costs.

  Sales and Marketing. Sales and marketing expenses increased to $9.0 million for the six months ended July 1, 2000 from $1.6 million for the six months ended July 3, 1999. The increase in expenses was primarily attributable to $2.3 million of salaries and related benefits due to the hiring of additional personnel, $3.8 million of promotional and trade show expenses, $0.6 million of expenses associated with the development of the customer service center and $0.3 million related to increased facilities expenses.

  General and Administrative. General and administrative expenses increased to $7.4 million for the six months ended July 1, 2000 from $5.0 million for the year ended July 3, 1999. The increase in expenses was primarily attributable $1.6 million of personnel and related benefits due to the hiring of additional personnel and $0.7 million related to expenses incurred during the development of manufacturing processes.

  Equity-based Expense. Equity-based expense related to research and development, sales and marketing and general and administrative functions for the six months ended July 1, 2000 increased to $1.6 million, $35.5 million and $1.5 million, respectively from zero in the six months ended July 3, 1999. The increase in equity-based compensation principally resulted from expenses recognized upon the waiving of certain vesting terms contained in warrants granted to certain customers.

  Depreciation and Amortization. Depreciation and amortization expenses increased to $3.6 million for the six months ended July 1, 2000 from $0.8 million for the six months ended July 3, 1999. The increase was primarily attributable to depreciation associated with administrative and manufacturing facilities and research and development equipment.

  Interest Income (Expense), Net. Interest income, net of interest expense, increased to $2.4 million for the six months ended July 1, 2000 from $0.7 million of net interest expense for the six months ended July 3, 1999. The increase was primarily attributable to higher invested cash and cash equivalent balances from the proceeds of private placements, offset in part by interest incurred under new credit facilities.

Liquidity and Capital Resources

  Since inception through July 1, 2000, we have financed our operations, capital expenditures and working capital primarily through private sales of our capital stock and borrowings under credit and lease facilities. At July 1, 2000, cash and cash equivalents totaled $186.6 million.

  Since inception through July 1, 2000, net cash used in operating activities was $173.4 million. Net cash used in operating activities for the six months ended July 1, 2000 was $85.0 million, primarily attributable to a net loss of $127.6 million and a $55.6 million increase in inventory, offset by an increase in accounts payable of $16.0 million, and non-cash items of $83.2 million.

  Since inception through July 1, 2000, net cash used in investing activities was $22.7 million. Net cash used in investing activities for the six months ended July 1, 2000 was $6.1 million. Net cash used in investing activities was primarily attributable to purchases of manufacturing and test equipment, information systems equipment and office equipment, offset by cash acquired in the Algety purchase. We are currently building out our second production facility and have executed agreements with our existing landlord to build-out and improve additional facilities. Significant capital expenditures will be required for facility modification, equipment, systems and other capital additions.

  Since inception through July 1, 2000, net cash provided by financing activities was $382.8 million as described below. Net cash provided by financing activities for the six months ended July 1, 2000 was $33.2 million, primarily attributable to proceeds of $41.0 million from the private placement of preferred stock and the exercise of options and warrants, offset in part by payments on debt and capital lease obligations.

  In 1997, we completed the private placement of 21,600,000 shares of common stock and 1,500,000 shares of Series A convertible preferred stock for an aggregate purchase price of $3.0 million.

  In 1998, we completed the private placement of 50,000 shares of Series A convertible preferred stock for an aggregate purchase price of $100,000 and 6,328,955 shares of Series B convertible preferred stock for an aggregate purchase price of $13.6 million.

  In 1999, we completed the private placement of 3,075,736 shares of Series C convertible preferred stock for an aggregate purchase price of $28.1 million, 1,898,406 shares of Series F convertible preferred stock for an aggregate purchase price of $46.0 million, 292,825 shares of Series G convertible preferred stock for an aggregate purchase price of $10.0 million and 2,685,954 shares of Series H convertible preferred stock for an aggregate purchase price of $216.3 million.

  In 1999, we established a 36-month term facility of up to $40.0 million. As of July 1, 2000, we owed $34.4 million under this facility. Under the facility we are required to maintain minimum cash balances. As of July 1, 2000, we were in compliance with those requirements. Outstanding amounts under the facility bear interest at an effective weighted average rate of 13.2%.

  In May 2000, we sold 124,177 shares of Series H convertible preferred stock to Williams Communications in a private placement transaction for an aggregate purchase price of $10 million.

  In June 2000, we sold 372,533 shares of Series H convertible preferred stock to Broadwing Communications in a private placement transaction for an aggregate purchase price of $30 million.

  On August 2, 2000, we sold 31,625, 000 of common stock in our initial public offering and 277,778 shares of common stock in a concurrent private placement for proceeds of $1,067.2 million after deducting underwriter discounts and commissions and offering expenses.

  As of July 1, 2000, we had outstanding irrevocable letters of credit aggregating $2.0 million relating to lease obligations for various manufacturing and office facilities and other business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each respective lease term or agreement term.

  We believe that the net proceeds from our recent offering and the concurrent private placement, together with our current cash and cash equivalents and lines of credit, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

  The optical network equipment industry is currently experiencing price increases and shortages associated with certain component parts. A significant price increase or a shortage of these parts could adversely affect our liquidity, capital resources, and results of operations. We continue to evaluate our need to acquire additional production and other facilities to accommodate our expanding operations. We expect our expenditures associated with this expansion to be significant over the next several years. Our liquidity will also be dependent on our ability to manufacture and sell our products. Changes in the timing and extent of the sale of our products will affect our liquidity, capital resources and results of operations. We currently have only three customers that will provide substantially all of our revenues. The loss of any of these customers, or any substantial reduction in anticipated orders, could materially adversely affect our liquidity and results of operations. We plan to diversify our customer base by seeking new customers both domestically and internationally.

  If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Increasingly, as a result of the financial demands of major network deployments, service providers are looking to their suppliers for financing assistance. From time to time we may provide or commit to extend credit or credit support to our customers, as we consider appropriate in the course of our business, considering our limited resources.

Ciena Litigation

  On July 19, 2000, Ciena Corporation ("Ciena") filed a lawsuit in United States District Court alleging that we are willfully infringing three of Ciena's patent. Ciena is seeking injunctive relief, an unspecified amount of damages including treble damages, as well as costs of the lawsuit including attorneys' fees. We intend to defend ourselves vigorously against these claims and we believe that we will prevail in this litigation. An adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by us, or could include terms in addition to payments, such as a redesign of some of our products, which could have a material adverse effect on our business, financial condition and results of operations. If we are required to redesign our products, we have to stop selling our current products until they have been redesigned. We expect that defense of the lawsuit will be costly and will divert the time and attention of some members of our management.

Recent Acquisitions

Algety Telecom S.A.

  On July 1, 2000, we acquired Algety, a French company that develops and markets high capacity, high speed optical transmission equipment. Algety, based in Lannion, France, was formed in April 1999, and is a development stage company with no revenue.

  At the initial closing on July 1, 2000, we delivered to the Algety shareholders 1,301,822 shares of our Series I convertible preferred stock, less 348,402 shares delivered to our escrow agent to secure potential warranty claims, which shares converted into 15,621,858 shares of common stock upon the closing of our initial public offering. In addition, 189,586 shares will be released from escrow contingent upon satisfaction of certain minimum employment terms for certain Algety employees. We incurred approximately $1.0 million of transaction costs relating to the transaction.

  A second closing will occur under several circumstances, provided the value of the stock that we deliver at the initial closing does not exceed $2 billion at the time set for the second closing. At the second closing, we will deliver to the Algety shareholders additional shares of common stock. If the second closing occurs either because (a) our common stock has been publicly traded for at least 90 days following our initial public offering or (b) because a public company acquires us, then the number of our shares delivered at the second closing will depend upon our value, which will be our average market capitalization for the highest 10 days of a 20 trading day period ending on the 90th day following our initial public offering under condition (a) or our enterprise value under condition (b). If our average market capitalization or enterprise value is less than $13.5 billion, we will be required to deliver a number of additional shares of our stock which, when combined with the shares delivered at the initial closing, equals 7.4% of our outstanding common stock on the second closing date. If our average market capitalization or enterprise value equals or exceeds $13.5 billion, we will deliver additional shares of common stock so that the stock we have delivered at both closings will have an aggregate value of $1 billion (at the 10-day average price during the measurement period under condition (a) or at the transaction value under condition (b)), plus an additional $43.5 million for each $500 million of average market capitalization or enterprise value in excess of $13.5 billion, up to a maximum purchase price of $2 billion.

  If we issue more than 50% of our shares in a single transaction or a series of related transactions, or if a private company acquires control of us, we will be required to deliver to the shareholders participating in the second closing a number of shares of common stock which, when combined with the shares delivered at the initial closing, equals 8.0% of our outstanding common stock on the second closing date.

  We may at any time elect to settle our obligation to deliver additional shares by delivering to the Algety shareholders a number of shares of common stock which, when combined with the shares delivered at the initial closing, equals 8.0% of our outstanding common stock on the second closing date.

  We have accounted for the acquisition using the purchase method whereby the net tangible and identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the date of acquisition. The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed is preliminary and will be finalized following completion of a full valuation of the assets and liabilities of Algety. The excess of the aggregate purchase price over the fair value of net assets acquired of $154.8 million, based upon the purchase price allocation, will be amortized on a straight-line basis over five years. Based upon preliminary results of the valuation, we expect that $40.3 million of the purchase price will be allocated to in- process technology.

Baylight Networks, Inc.

  On May 19, 2000, we acquired Baylight, a company that designs optical network access systems and subsystems. Baylight, based in Palo Alto, California, was formed in February 2000 and is a development stage company with no revenue. In consideration for all of the outstanding shares of Baylight, we assumed $0.1 million of Baylight liabilities and placed in escrow 2,400,012 shares of common stock for release over the term of three-year employment agreements with the former Baylight shareholders. We have accounted for the acquisition as a purchase. Accordingly, the operating results of Baylight are included in our financial results from the date of acquisition. The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed is based on an internal analysis of the fair value of the assets and liabilities of Baylight. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $0.1 million is being amortized on a straight-line basis over five years. We are recognizing compensation expense over the terms of the employment agreements equal to the fair value of the shares to be issued.

Corvis Canada, Inc.

  In July 1999, we purchased all of the outstanding common stock of Corvis Canada, Inc., a Canadian company formerly known as Kromafibre, Inc., for 211,928 shares of Series D convertible preferred stock valued at approximately $1.9 million. Corvis Canada develops fiber optic technology that we use in some of our products. We accounted for the acquisition as a purchase. Accordingly, the operating results of Corvis Canada have been included in our results since the date of our acquisition of Corvis Canada. We are amortizing the excess of the aggregate purchase price over the fair value of net assets acquired of approximately $1.7 million on a straight-line basis over five years. We will release an additional 61,386 shares of Series D convertible preferred stock originally valued at approximately $0.6 million to an officer and shareholder of Corvis Canada over the term of a three-year employment agreement. We are recognizing compensation expense over the term of the employment agreement for the fair value of the shares issued.

Year 2000 Compliance

  The year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer controlled systems using two digits rather than four to define the applicable year. For example, software programs that have time-sensitive components may recognize a date represented as "00" as the year 1900 rather than the year 2000. In addition, programs may fail to recognize February 29, 2000, as a result of an exception to the calculation of leap year that occurred in the year 2000. This problem could result in miscalculation, data corruption, system failures or disruptions of operations. As of July 1, 2000, we had not experienced any significant disruptions in our business related to year 2000 issues, nor do we expect to experience any year 2000 related disruption in the operation of our systems.

  We are not aware of any of the companies to which we have shipped our test products experiencing any year 2000 related problems with our products or their ability to deploy our products. In addition, we have not received notice from any of our contract manufacturers or our other suppliers that they have experienced any year 2000 problems with the parts supplied by them or that would affect their ability to supply products and services to us. Although most year 2000 problems should have become evident on or shortly after January 1, 2000, additional year 2000 related problems may occur. We will continue to monitor our mission critical equipment and computer applications and those of our suppliers and vendors throughout the year, in an effort to ensure that any late year 2000 matters that may arise are promptly addressed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

  We maintain a portfolio of cash equivalents in a variety of securities including: commercial paper, certificates of deposit, money market funds and government and non-government debt securities. These available for sale securities are subject to interest rate risk and may fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operation results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio. The Company's long-term debt obligations bear fixed interest rates. As such, we have minimal cash flow exposure due to general interest rate changes associated with its long-term debt obligations.

Exchange Rate Sensitivity

  We are also subject to risk from changes in foreign exchange rates for our international operations which use a foreign currency as their functional currency and are translated into U.S. dollars. To date, due to limited international operations, the impact on this risk has been minimal.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  By letter dated July 10, 2000, Ciena Corporation ("Ciena") informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, an unspecified amount of damages including treble damages, as well as costs of the lawsuit, including attorneys' fees.

  We have designed our products in an effort to respect the intellectual property rights of others. We intend to defend ourselves vigorously against these claims and we believe that we will prevail in this litigation. However, there can be no assurance that we will be successful in the defense of the litigation, and an adverse determination in the litigation could result from a finding of infringement of only one claim of a single patent. We may consider settlement due to the costs and uncertainties associated with litigation in general, and patent infringement litigation in particular, and due to the fact that an adverse determination in the litigation could preclude us from producing some of our products until we were able to implement a non-infringing alternative design to any portion of our products to which such a determination applied. Even if we consider settlement, there can be no assurance that we will be able to reach a settlement with Ciena. An adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by us, or could include terms in addition to payments, such as a redesign of some of our products, which could have a material adverse effect on our business, financial condition and results of operations.

  We expect that defense of the lawsuit will be costly and will divert the time and attention of some members of our management. Further, Ciena and other competitors may use the existence of the Ciena lawsuit to raise questions in customers' and potential customers' minds as to our ability to manufacture and deliver our products. There can be no assurance that questions raised by Ciena and others will not disrupt our existing and prospective customer relationships.

Item 2.  Changes in Securities and Use of Proceeds

(a)  None.

(b)  None.

(c) During the quarter ended July 1, 2000, we granted stock options to purchase 23,564,592 shares of common stock at an exercise price of $13.43 per share to employees, consultants and directors pursuant to our 1997 Stock Option Plan, as amended.

     During the quarter ended July 1, 2000, we issued and sold an aggregate of 1,201,584 shares of common stock to employees, consultants and directors for aggregate consideration of $584,443 pursuant to exercises of options pursuant to its 1997 Stock Option Plan, as amended. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Rule 701 of the Securities Act of 1933, for those employees who are our officers or directors or Section 4(2) of the Securities Act for those employees, consultants and directors who are accredited investors..

     In May 2000, we sold 124,177 shares of Series H convertible preferred stock to Williams Communications in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act for an aggregate purchase price of $10 million.

     In June 2000, we sold 372,533 shares of Series H convertible preferred stock to Broadwing Communications in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act for an aggregate purchase price of $30 million.

     On May 19, 2000, we issued to the founders of Baylight Networks, Inc. 2,400,012 shares of common stock in connection with our acquisition of Baylight. The offer and sale were determined to be exempt from registration pursuant to Section 4(2) of the Securities Act.

     On July 1, 2000, we issued to the stockholders of Algety Telecom S.A. shares of common stock in connection with our acquisition of Algety. The Algety stockholders that are U.S. persons (as defined in Regulation S under the Securities Act) were accredited investors. In addition, we issued options to purchase shares of common stock to the employees of Algety that had options to purchase shares of Algety common stock. The offers and sales to shareholders of Algety that are U.S. persons were determined to be exempt from registration under Section 4(2) of the Securities Act. Offers and sales to Algety stockholders that are non-U.S. persons and to Algety's employees were determined to be exempt from registration in reliance on
     Section 4(2) of the Securities Act or Regulation S under the Securities Act involving an offer and sale of securities outside the United States.

(d) We filed two registration statements on Form S-1 (File Nos. 333-36238 and 333-42430) registering a total of $1,138.5 million of our common stock. Registration statement 333-36238 was declared effective by the Securities and Exchange Commission on July 27, 2000. Registration statement 333-42430 was filed on July 28, 2000 pursuant to Rule 462(b) and, in accordance with that rule, became effective upon filing. The offering commenced immediately after effectiveness of the registration statements. The offering closed on August 2, 2000. All of the common stock registered on the registration statements was sold in the offering. All of the common stock was sold by us; no shares of common stock were sold on behalf of any of our stockholders. The managing underwriters for the offering were Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens Inc., Banc of America Securities LLC, Chase Securities Inc., J.P. Morgan Securities Inc. and CIBC World Markets Corp. We estimate that our fees and expenses in connection with the offering were $1.6 million. Underwriting discounts and commissions were $79.7 million. We received net proceeds, after deducting estimated fees and expenses and underwriting discounts and commissions, of $1,057.2 million. We intend to use the net proceeds of the offering for additional working capital and other general corporate purposes, including the funding of operating losses, the expansion of sales and marketing and product research and development activities. The amounts that we actually expend for working capital and other general corporate purposes will vary significantly depending on a number of factors, including future revenue growth, if any, and the amount of cash that we generate from operations. As a result, we retain broad discretion over the allocation of the net proceeds from the offering. We may also use a portion of the net proceeds for the acquisition of businesses, products and technologies that are complementary to the Company's. Complementary businesses may include optical system manufacturers and companies with intellectual property portfolios relating to optical and networking technology. Pending these uses, we will invest the net proceeds of the offering in short-term and investment grade securities.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

  On May 16, 2000, our stockholders approved by written consent an amendment to our certificate of incorporation increasing the number of authorized shares of common stock and creating a class of preferred stock designed "series I preferred stock." The affirmative vote of 245,622,636 shares was received by written consent.

  On June 30, 2000 our stockholders approved by written consent the following matters: (i) our Amended and Restated Certificate of Incorporation, to be filed upon the closing of our initial public offering; (ii) a split of our common stock in connection with our initial public offering; (iii) an amendment to our 1997 Stock Option Plan, (iv) our 2000 Stock Incentive Plan; (v) our Employee Stock Purchase Plan; and (v) the fourth amended Investor Rights Agreement. The affirmative vote of 238,038,456 shares was received by written consent.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) A list of exhibits filed herewith is contained on the Index to Exhibits immediately preceding such exhibits, which is incorporated herein by reference.

(b) We did not file any reports on Form 8-K during the quarter ended July 1, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Corvis Corporation



Date:_____________________            ___________________________________
                                      Anne H. Stuart
                                      Senior Vice President, Chief Financial
                                          Officer and Treasurer



Date:_____________________            ___________________________________
                                      Timothy C. Dec
                                      Chief Accounting Officer and
                                           Corporate Controller

                               INDEX TO EXHIBITS

Exhibit
Number      Description
------      -----------

27.1        Financial Data Schedule