Form 10-Q
period 2000-09-30
CORVIS CORP
filed 2000-11-13
CIK 1060490

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            _______________________

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

  __________________________________________________________________________
  (Former name, former address and formal fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes ________                  No---X---

Number of shares of Common Stock, $0.01 par value, outstanding at November 6, 2000: 342,197,176

                               TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
                              Part I - Financial Information
Item 1.   Financial Statements

          Unaudited condensed consolidated balance sheets as of January 1, 2000 and September 30, 2000 ......   3

          Unaudited condensed consolidated statements of operations for the threeand nine months ended
          October 2, 1999 and September 30, 2000.............................................................   5

          Unaudited condensed consolidated statements of cash flows for the nine months ended October 2,
          1999 and September 30, 2000........................................................................   6

          Notes to unaudited condensed consolidated financial statements.....................................   7


Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............  13

Item 3.   Quantitative and Qualitative Disclosure About Market Risk..........................................  19



                                   Part II - Other Information


Item 1.   Legal Proceedings..................................................................................  20

Item 2.   Changes in Securities and Use of Proceeds..........................................................  20

Item 3.   Defaults Upon Senior Securities....................................................................  21

Item 4.   Submission of Matters to a Vote of Security Holders................................................  21

Item 5.   Other Information..................................................................................  21

Item 6.   Exhibits and Reports on Form 8-K...................................................................  21

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CORVIS CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

               (Dollars in thousands, except per share amounts)

                                                                                 January 1,
                                                                                     2000             September 30,
                                                                                   (audited)              2000
                                                                                 ------------         -------------
ASSETS
------
Current assets:
     Cash and cash equivalents..................................................     $244,597           $1,167,280
     Restricted cash............................................................        2,103                2,229
     Trade accounts receivable..................................................           --               13,360
     Inventory, net.............................................................       15,869              123,365
     Other current assets.......................................................        1,641                7,461
                                                                                   ----------           ----------
        Total current assets....................................................      264,210            1,313,695

Restricted cash.................................................................       15,000               15,000
Property and equipment, net.....................................................       22,355               69,869
Goodwill and other intangible assets, net.......................................        2,148              170,189
Other assets....................................................................        3,566               10,687
                                                                                   ----------           ----------
        Total assets............................................................     $307,279           $1,579,440
                                                                                   ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Notes payable, current portion..............................................     $ 15,287           $   18,279
    Capital lease obligations, current portion..................................        1,587                1,704
    Accounts payable............................................................        6,823               42,898
    Accrued expenses............................................................        3,674               12,054
                                                                                   ----------           ----------
        Total current liabilities...............................................       27,371               74,935

Noncurrent liabilities:
   Notes payable, net of current portion........................................       35,807               23,000
   Capital lease obligations, net of current portion............................        2,964                1,720
   Deferred lease liability.....................................................        1,512                3,131
                                                                                   ----------           ----------
        Total liabilities.......................................................       67,654              102,786

Commitments and contingencies
Stockholders' equity:
    Series A convertible preferred stock; $0.01 par value;
        1,550,000 shares authorized, issued and outstanding
        as of January 1, 2000; none authorized, issued or
        outstanding as of September 30, 2000 (liquidation preference of $3,100 and $0, as of January 1, 2000 and September 30,
        2000, respectively).....................................................           16                   --
    Series B convertible preferred stock; $0.01 par value; 6,685,931 shares authorized, 6,328,955 issued and outstanding as of
        January 1, 2000; none authorized, issued or outstanding as of
        September 30, 2000 (liquidation preference of $13,607 and
        $0, as of January 1, 2000 and September 30, 2000, respectively).........           63                   --
   Series C convertible preferred stock; $0.01 par value; 3,270,819 shares authorized, 3,120,118 issued and outstanding as of January 1, 2000;
        none authorized, issued or outstanding as of September 30, 2000
        (liquidation preference of $28,540 and $0, as of January 1, 2000
        and September 30, 2000, respectively)...................................           31                   --
  Series D convertible preferred stock; $0.01 par value; 273,314 shares authorized, 211,928 issued and outstanding as of January 1, 2000;
        none authorized, issued or outstanding as of September 30, 2000
        (liquidation preference of $1,939 and $0, as of January 1, 2000
        and September 30, 2000, respectively)...................................            2                   --
  Series E convertible preferred stock; $0.01 par value; 641,121 shares authorized as of January 1, 2000; none authorized, issued or
        outstanding as of September 30, 2000 (liquidation preference of $0).....           --                   --
  Series F convertible preferred stock; $0.01 par value; 1,946,906 shares authorized, 1,898,406 issued and outstanding as of January 1, 2000;
        none authorized, issued or outstanding as of September 30, 2000
        (liquidation preference of $46,036 and $0, as of January 1, 2000
        and September 30, 2000, respectively)...................................           19                   --

Series G convertible preferred stock; $0.01 par value; 573,989 shares authorized,
     292,825 issued and outstanding as of January 1, 2000; none authorized, issued or outstanding as of September 30, 2000 (liquidation preference of $10,000 and
     $0, as of January 1, 2000 and September 30, 2000, respectively)...............           3              --
Series H convertible preferred stock; $0.01 par value; 3,186,710 shares authorized;
     2,685,954 issued and outstanding as of January 1, 2000; none issued or outstanding as of September 30, 2000 (liquidation preference of $216,300 and
     $0, as of January 1, 2000 and September 30, 2000, respectively)...............          27              --
Series I convertible preferred stock; $0.01 par value; 2,496,564 shares authorized;
     none issued or outstanding (liquidation preference of $0).....................          --              --
Common stock--$0.01 par value; 425,121,094 shares authorized; 61,114,020 shares issued and outstanding as of January 1, 2000; 342,019,746 issued and
     outstanding as of September 30, 2000..........................................         609           3,418
Stockholder note receivable........................................................      (1,224)         (1,224)
Additional paid-in capital.........................................................     331,302       1,772,766
Accumulated other comprehensive income:
     Foreign currency translation adjustment.......................................          --         (13,159)
Accumulated deficit................................................................     (91,223)       (285,147)
                                                                                       --------      ----------
     Total stockholders' equity....................................................    239, 625       1,476,654
                                                                                       --------      ----------
     Total liabilities and stockholders' equity....................................    $307,279      $1,579,440
                                                                                       ========      ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                      CORVIS CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)

                                                            Three Months Ended          Nine Months Ended
                                                        --------------------------  --------------------------
                                                        October 2,   September 30,  October 2,   September 30,
                                                           1999          2000          1999           2000
                                                        ----------   -------------  ----------   -------------
Revenue..............................................   $     --     $    22,911    $      --    $    22,911
Costs of revenue.....................................         --          14,507           --         14,507
                                                        --------     -----------    ---------    -----------
    Gross profit.....................................         --           8,404           --          8,404
                                                        --------     -----------    ---------    -----------
Operating expenses:
   Research and development, exclusive of
       equity-based expense..........................     10,987          23,560       28,289         54,636
   Sales and marketing, exclusive of equity-
       based expense.................................        892           9,435        2,529         18,414
   General and administrative, exclusive of
       equity-based expense..........................      2,683           9,370        7,690         16,766
   Equity-based expense:
       Research and development......................         --          13,049           --         14,697
       Sales and marketing...........................         49          12,528           49         48,057
       General and administrative....................         --           7,812           --          9,269
   Depreciation and amortization.....................        843          11,055        1,637         14,607
   Purchased research and development................         --              --           --         40,300
                                                        --------     -----------    ---------    -----------
       Total operating expenses......................     15,454          86,809       40,194        216,746
                                                        --------     -----------    ---------    -----------
       Operating loss................................    (15,454)        (78,405)     (40,194)      (208,342)
   Interest income (expense), net....................       (616)         12,053       (1,355)        14,418
                                                        --------     -----------    ---------    -----------
       Net loss......................................   $(16,070)    $   (66,352)   $ (41,549)   $  (193,924)
                                                        ========     ===========    =========    ===========
Other comprehensive loss:
   Foreign currency translation adjustment...........         --         (13,159)          --        (13,159)
                                                        --------     -----------    ---------    -----------
Comprehensive loss...................................   $(16,070)    $   (79,511)   $ (41,549)   $  (207,083)

Basic and diluted net loss per common share..........   $  (0.56)    $     (0.29)   $   (1.59)   $     (1.92)
Weighted average number of common shares
   outstanding.......................................     28,878         226,094       26,183        101,094

See accompanying notes to unaudited condensed consolidated financial statements.

                      CORVIS CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                                            Nine Months Ended
                                                                                    -------------------------------
                                                                                      October 2,     September 30,
                                                                                        1999              2000
                                                                                    -------------   ---------------
Cash flows from operating activities:
Net loss.........................................................................     $(41,549)       $ (193,925)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization.................................................        1,637            14,607
   Equity-based expense..........................................................           49            72,023
   Amortization of deferred financing fees.......................................        1,116             1,117
   Purchased research and development expense....................................           --            40,300
   Changes in operating assets and liabilities:
      Increase in accounts receivable............................................           --           (13,360)
      Increase in inventory, net.................................................       (8,114)         (107,496)
      Increase in other assets...................................................       (2,449)           (9,675)
      Increase in accounts payable and accrued expenses..........................        6,200            38,353
                                                                                      --------        ----------
          Net cash used in operating activities..................................      (43,110)         (158,056)
                                                                                      --------        ----------

Cash flows from investing activities:
   Purchase of property and equipment............................................      (10,869)          (46,540)
   Cash acquired in business combination.........................................           --            23,840
   Increase (decrease) in deposits and other non-current assets..................          362            (2,000)
                                                                                      --------        ----------
       Net cash used in investing activities.....................................      (10,507)          (24,700)
                                                                                      --------        ----------

Cash flows from financing activities:
   Restricted cash...............................................................      (17,103)             (126)
   Proceeds from issuance of notes payable and capital leases, net of
       payments..................................................................       43,389           (10,942)
   Proceeds from the issuance of stock...........................................       59,484         1,118,381
                                                                                      --------        ----------
       Net cash provided by financing activities.................................       85,770         1,107,313
                                                                                      --------        ----------
       Effect of exchange rate changes on cash and cash equivalents..............           --            (1,874)
                                                                                      --------        ----------
       Net increase in  cash and cash equivalents................................       32,153           922,683
Cash and cash equivalents--beginning.............................................        4,041           244,597
                                                                                      --------        ----------
Cash and cash equivalents--ending................................................     $ 36,194        $1,167,280
                                                                                      ========        ==========

Supplemental disclosure of cash flow information:
   Interest paid.................................................................     $    654        $      639
                                                                                      ========        ==========
Supplemental disclosure of noncash activities:
   Financed leasehold improvements...............................................     $  1,940        $    2,105
                                                                                      ========        ==========
   Obligations under capital lease...............................................     $ 3 ,000        $       --
                                                                                      ========        ==========
   Issuance of warrants under capital lease obligation...........................     $     94        $       --
                                                                                      ========        ==========
   Conversion of stockholder note payable........................................     $ 10,000        $       --
                                                                                      ========        ==========
   Stockholder note received for exercise of stock options ......................     $  1,224        $       --
                                                                                      ========        ==========
   Purchase business combinations consideration paid with preferred stock........     $  1,900        $  218,706
                                                                                      ========        ==========
   Intangible assets acquired through the issuance of common stock...............     $     --        $   35,000
                                                                                      ========        ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                      CORVIS CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (Amounts in thousands except per share amounts)




(1) Summary of Significant Accounting Policies and Practices

(a) Basis of Presentation

    The unaudited condensed consolidated financial statements included herein for Corvis Corporation and subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year.

    These financial statements should be read in conjunction with the Company's January 1, 2000 audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 declared effective July 27, 2000.

    During the three month period ended September 30, 2000, the Company commenced its planned principal operations, including production, shipment and delivery of its commercial products. Accordingly, the Company is no longer considered a development stage enterprise and previous disclosures related to a development stage enterprise are no longer required.

(b) Revenue

    Revenue from product sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved. Costs of revenues include the costs of manufacturing the Company's products and other costs associated with warranty and other contractual obligations, inventory obsolescence costs and overhead related to the Company's manufacturing, engineering, finishing and installation operations. Warranty reserves are determined based upon actual warranty cost experience, estimates of component failure rates and management's industry experience.

                      CORVIS CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (Amounts in thousands except per share amounts)



(c)  Uses of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Inventory

     Inventories are comprised of the following:

                                                        January 1, September 30,
                                                          2000        2000
                                                      ------------ ------------
Raw materials........................................   $13,467      72,994
Work-in-process......................................     4,173      23,269
Finished goods.......................................        --      35,758
                                                        -------     -------
                                                         17,640     132,021
Less reserve for excess inventory and obsolescence...    (1,771)     (8,656)
                                                        -------    --------
                                                        $15,869    $123,365
                                                        =======    ========

(3) Acquisitions

     On May 19, 2000, the Company acquired Baylight Networks, Inc. ("Baylight"), a company that designs network systems and subsystems. Baylight, based in Palo Alto, California, was formed in February 2000 and was a development stage company with no revenue. In consideration for all of the outstanding shares of Baylight, the Company assumed $0.1 million of Baylight's liabilities and agreed to issue 2,400,012 shares of common stock over the term of three-year employment agreements with the former Baylight shareholders. The Company accounted for the acquisition as a purchase. Accordingly, the operating results of Baylight are included in the Company's financial results from the date of acquisition. The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed has been based on an internal analysis of the fair value of the assets and liabilities of Baylight. The excess of the aggregate purchase price over the estimated fair value of net assets acquired of approximately $0.1 million is being amortized on a straight-line basis over five years. The Company is recognizing compensation expense over the term of the employment agreements equal to the fair value of the shares to be issued.

                      CORVIS CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (Amounts in thousands except per share amounts)



     On July 1, 2000, the Company acquired Algety Telecom S.A. ("Algety"), a French company that develops and markets high-capacity, high-speed optical transmission equipment. Algety, based in Lannion, France, was formed in April 1999, and was a development stage company with no revenue. The acquisition price is equal to 1,301,822 shares of Series I convertible preferred stock, valued at $218.7 million at the date of purchase. The Company accounted for the acquisition as a purchase. Accordingly, the operating results of Algety are included in the Company's financial results from the date of acquisition. The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed has been based upon an independent third party valuation of the assets and liabilities of Algety. Based upon the results of the valuation, the Company allocated $40.3 million of the purchase price to in-process research and development. The excess of the aggregate purchase price over the fair value of net assets acquired of $154.8 million, based on the purchase price allocation, is amortized on a straight-line basis over five years.

          On November 3, 2000, consistent with the terms of the acquisition agreement, the Company completed a second closing in which an additional 11,385,358 shares of common stock valued at $728.4 million were delivered to the former Algety shareholders. This additional consideration represents goodwill that will be amortized on a straight-line basis over the remaining goodwill life.

     The following pro forma data summarizes the results of operations for the periods indicated as if the Algety acquisition had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                                           Nine months ended
                                                       -------------------------
                                                        October 2, September 30,
                                                          1999        2000
                                                       ----------- -------------
Revenues..............................................    $  --     $  22,911
Net loss..............................................     62,728     226,863
Basic and diluted
net loss per share....................................    $  2.40   $    2.24

(4) Equity-Based Expense

    Equity-based expense related to research and development, sales and marketing and general and administrative functions equaled $33.4 million for the three months ended September 30, 2000 and $72.0

                      CORVIS CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (Amounts in thousands except per share amounts)



million for the nine months ended September 30, 2000. These expenses are primarily due to the waiving of certain forfeiture provisions terms contained in warrants granted to certain customers and stock options granted at exercise prices below fair market value.

(5) Basic and Diluted Net Loss Per Share

                                                   Three Months Ended          Nine Months Ended
                                              ---------------------------   ---------------------------
                                               October 2,   September 30,     October 2, September 30,
                                                 1999          2000             1999        2000
                                              ---------------------------   ---------------------------
Net loss....................................  $(16,070)     $(66,352)         $(41,549)  $(193,924)

Basic and diluted weighted average
  shares....................................    28,878       226,094            26,183     101,094

Basic and diluted net loss per share........    $(0.56)       $(0.29)           $(1.59)     $(1.92)

     Options and warrants outstanding as of September 30, 2000 to purchase 51,412,585 and 15,810,768 shares of common stock, respectively, and 19,651,666 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three and nine month periods ended September 30, 2000 as their inclusion would be anti-dilutive.

     Convertible Preferred Stock outstanding as of October 2, 1999, convertible into 173,915,508 shares of common stock, options and warrants to purchase 13,641,036 and 13,785,612 shares of common stock, respectively, and 28,616,328 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three and nine month periods ended October 2, 1999 as their inclusion would be anti-dilutive.

(6) Equity Transactions

(a) Private Placements

    In July 2000, the Company sold 124,177 shares of Series H convertible preferred stock to Williams Communications Group in a private placement transaction for an aggregate purchase price of $10 million.

    In June 2000, the Company sold 372,533 shares of Series H convertible preferred stock to Broadwing Communications Inc. in a private placement transaction for an aggregate purchase price of $30 million.

                      CORVIS CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (Amounts in thousands except per share amounts)



(b) Initial Public Offering

    On August 2, 2000, the Company sold 31,625,000 shares of common stock in an initial public offering and 277,778 shares of common stock in a concurrent private placement for proceeds of $1,066.5 million after deducting underwriter discounts and commissions and offering expenses.

    In September 1999, the Company entered into an exclusive license agreement with a strategic investor for the use of certain intellectual property and a non-exclusive license for certain other technology. As partial consideration for the license, the Company granted the strategic investor a warrant to receive common stock valued at $35.0 million. Consistent with the terms of the agreement, the warrant was exercised upon the consummation of the IPO. In conjunction with terms of the license agreement, the Company accepted ownership of the license. The license is being amortized on a straight-line basis over three years.

(7) Stock Split

    On July 21, 2000, the Company declared a 4-for-1 split of its common stock. All share and per share amounts of common stock in the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the stock split.

(8) Legal Matters

    By letter dated July 10, 2000, Ciena Corporation ("Ciena") informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, an unspecified amount of damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. The Company is currently in the discovery phase of the litigation.

    The Company has designed its products in an effort to respect the intellectual property rights of others. The Company intends to defend itself vigorously against these claims and believes that it will prevail in this litigation. However, there can be no assurance that the Company will be successful in the defense of the litigation, and an adverse determination in the litigation could result from a finding of infringement of only one claim of a single patent. The Company may consider settlement due to the costs

                      CORVIS CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (Amounts in thousands except per share amounts)


and uncertainties associated with litigation in general, and patent infringement litigation in particular, and due to the fact that an adverse determination in the litigation could preclude the Company from producing some of its products until the Company was able to implement a non-infringing alternative design to any portion of its products to which such a determination applied. Even if the Company considers settlement, there can be no assurance that it will be able to reach a settlement with Ciena. An adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by the Company, or could include terms in addition to payments, such as a redesign of some of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

(9) Recent Accounting Pronouncements

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

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation. FIN 44 further defines the accounting consequence of various modifications to the terms of a previously fixed stock options or awards under APB 25. FIN 44 became effective on July 15, 2000, but certain conclusions in FIN 44 cover specific events that occur after December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material affect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    You should read the following discussion and analysis along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report.

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

    We currently have only three customers, Broadwing, Williams Communications and Qwest. We shipped, installed and activated a laboratory trial system for each of Broadwing and Williams Communications during the first quarter of 2000. We began shipping, installing and activating field trial systems to Broadwing and Williams during the second quarter of 2000. We successfully completed our field trial with Broadwing in July 2000, and Broadwing has agreed to purchase $200 million of our products and services over a two-year period. Williams Communications has agreed to purchase $200 million of our products and services over a two-year period, subject to its successful completion of a field trial. Qwest has agreed to purchase $150 million of certain of our products, some of which are currently under development, over a two year period beginning on the date that the products meet agreed upon technical requirements. Qwest's purchase obligations are subject to our products being competitively priced and our ability to make products that meet agreed-upon technical requirements by the end of 2001.

    We are in discussions with other service providers to begin field trials and to purchase our products.

    Revenue. Revenue from product sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved. Costs of revenues include the costs of manufacturing the Company's products and other costs associated with warranty and other contractual obligations, inventory obsolescence costs and overhead related to the Company's manufacturing, engineering, finishing and installation operations. Warranty reserves are determined based upon actual warranty cost experience, estimates of component failure rates and management's industry experience.

    Research and Development. Research and development expenses consist primarily of salaries and related personnel costs, test and prototype expenses related to the design of our hardware and software products, laboratory units and facilities costs. All costs related to product development, both hardware and software, are recorded as expenses in the period in which they are incurred. Due to the timing and nature of the expenses associated with this process, significant quarterly fluctuations may result. We believe that research and development is critical in achieving current and future strategic product objectives. We expect that research and development expenses will continue to increase in the future as we continue to enhance our existing products and develop new products.

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs, laboratory trial systems, trade shows, travel expenses and other marketing programs. We intend to continue to expand our sales operations in order to increase market awareness and acceptance of our products, including establishing sales offices throughout the United States and internationally. We also expect to initiate additional marketing programs to support our current products. Our success depends on establishing and maintaining key customer relationships. In order to achieve this objective, we expect to expand our customer service and support organization. We anticipate that our sales and marketing expenses will continue to increase in the future.

     General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs, information systems support, recruitment expenses and facility demands associated with establishing the proper infrastructure to support our organization. This infrastructure consists of executive, financial, legal, information systems and other administrative responsibilities. We anticipate that these costs will continue to increase in the future.

     Since our inception, we have incurred significant losses, and as of September 30, 2000 we had an accumulated deficit of $285.1 million. We do not expect to generate net income before at least 2002. We have a lengthy sales cycle for our products and accordingly expect to incur significant research and development, sales and marketing and general and administrative expenses before we realize any related revenue. As a result, we will need to generate significant revenue to achieve and maintain profitability.

     During 1999, we changed our accounting reporting period from a calendar year-end to a manufacturing 52- or 53-week fiscal year-end, ending on the Saturday closest to December 31 in each year.

Results of Operations

Three months ended September 30, 2000 compared to three months ended October 2, 1999

     Revenue. Revenue increased to $22.9 million for the three months ended September 30, 2000 from zero for the three months ended October 2, 1999. The increase in revenue is attributable to the acceptance of a field trial system and the sale of network hardware and associated software to one customer for commercial use.

     Gross Profit. Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. Gross profit was $8.4 million for the three months ended September 30, 2000. Gross margin as a percentage of revenues was 36.7%.

     Research and Development. Research and development expenses increased to $23.6 million for the three months ended September 30, 2000 from $11.0 million for the three months ended October 2, 1999. The increase in expenses was primarily attributable to significant increases in headcount, as well as material costs associated with prototype development and laboratory materials.

     Sales and Marketing. Sales and marketing expenses increased to $9.4 million for the three months ended September 30, 2000 from $0.9 million for the three months ended October 2, 1999. The increase in expenses was primarily attributable to significant increases in headcount and increases in promotional and trade show activities.

     General and Administrative. General and administrative expenses increased to $9.4 million for the three months ended September 30, 2000 from $2.7 million for the three months ended October 2, 1999.

The increase in expenses was primarily attributable to salaries and related benefits due to the hiring of additional personnel, as well as expenses incurred during the development of manufacturing processes.

     Equity-based Expense. Equity-based expense related to research and development, sales and marketing and general and administrative functions for the three months ended September 30, 2000 increased to $33.4 million from $0.05 million in the three months ended October 2, 1999. The increase in equity-based compensation principally resulted from expenses associated with stock options granted with an exercise price below fair value at the date of grant.

     Depreciation and Amortization. Depreciation and amortization expenses increased to $11.1 million for the three months ended September 30, 2000 from $0.8 million for the three months ended October 2, 1999. The increase was primarily attributable to the amortization on intangibles resulting from our recent acquisitions, as well as to increased depreciation expenses associated with the build-out of our facilities.

     Interest Income (Expense), Net. Interest income, net of interest expense, increased to $12.1 million for the three months ended September 30, 2000 from $0.6 million of net interest expense for the three months ended October 2, 1999. The increase was primarily attributable to higher invested cash balances from the proceeds of the initial public offering and concurrent private placement, offset in part by interest incurred under credit facilities.

Nine months ended September 30, 2000 compared to nine months ended October 2,
1999

     Revenue. Revenue increased to $22.9 million for the nine months ended September 30, 2000 from zero for the nine months ended October 2, 1999. The increase in revenue is attributable to the acceptance of a field trial system and the sale of network hardware and associated software to one customer for commercial use.

     Gross Profit. Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. Gross profits were $8.4 million for the nine months ended September 30, 2000. Gross margin as a percentage of revenues was 36.7%.

     Research and Development. Research and development expenses increased to $54.6 million for the nine months ended September 30, 2000 from $28.3 million for the nine months ended October 2, 1999. The increase in expenses was primarily attributable to significant increases in headcount and increased expenses associated with prototype development and laboratory materials.

     Sales and Marketing. Sales and marketing expenses increased to $18.4 million for the nine months ended September 30, 2000 from $2.5 million for the nine months ended October 2, 1999. The increase in expenses was primarily attributable to significant increases in headcount, increases in promotional and trade show activities and expenses related to laboratory systems provided to current and potential customers.

     General and Administrative. General and administrative expenses increased to $16.8 million for the nine months ended September 30, 2000 from $7.7 million for the nine months ended October 2, 1999. The increase in expenses was primarily attributable to increases in salaries and related benefits due to the hiring of additional personnel and increased expenses incurred during the development of manufacturing processes.

     Equity-based Expense. Equity-based expense related to research and development, sales and marketing and general and administrative functions for the nine months ended September 30, 2000 increased to $72.0 million from $0.05 million in the nine months ended October 2, 1999. The increase in equity-based compensation principally resulted from expenses recognized upon the waiving of certain forfeiture provisions contained in warrants granted to certain customers and options granted with an exercise price below fair value at the date of grant.

     Depreciation and Amortization. Depreciation and amortization expenses increased to $14.6 million for the nine months ended September 30, 2000 from $1.6 million for the nine months ended October 2, 1999. The increase was primarily attributable to the amortization of intangibles resulting from our recent acquisitions, as well as depreciation associated with administrative and manufacturing facilities and research and development equipment.

     Interest Income (Expense), Net. Interest income, net of interest expense, increased to $14.4 million for the nine months ended September 30, 2000 from $1.4 million of net interest expense for the nine months ended October 2, 1999. The increase was primarily attributable to higher invested cash balances from the proceeds of the initial public offering and the current private placement, offset in part by interest incurred under credit facilities.

Liquidity and Capital Resources

     Since inception through September 30, 2000, we have financed our operations, capital expenditures and working capital primarily through private and public sales of our capital stock and borrowings under credit and lease facilities. At September 30, 2000, cash and cash equivalents totaled approximately $1,167.3 million.

     Net cash used in operating activities for the nine months ended September 30, 2000 was $158.1 million, primarily attributable to a net loss of $193.9 million and a $107.5 million increase in inventory, partially offset by an increase in accounts payable and other accrued liabilities of $38.4 million, and non-cash items of $128.0 million.

     Net cash used in investing activities for the nine months ended September 30, 2000 was $24.7 million. The increase in net cash used in investing activities was primarily attributable to purchases of manufacturing and test equipment, information systems equipment and office equipment, partially offset by cash acquired in the Algety purchase. We are currently expanding our production and research facilities and have executed agreements with our existing landlords to build-out and improve additional facilities. Significant capital expenditures will be required for facility modification, equipment, systems and other capital additions.

     Net cash provided by financing activities for the nine months ended September 30, 2000 was $1,107.3 million, primarily attributable to proceeds from our initial public offering and concurrent private placement which totaled $1,066.5 million after deducting underwriters discounts and commissions and other offering expenses.

     As of September 30, 2000, we had outstanding irrevocable letters of credit aggregating $2.2 million relating to lease obligations for various manufacturing and office facilities and other business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each respective lease term or agreement term.

     We are currently in the process of putting in place a secured credit facility with a syndicate of lenders. We expect this credit facility to be available for borrowings by the end of 2000. We believe that the net proceeds from our recent public offering and the concurrent private placement, together with our current cash and cash equivalents and planned credit facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

Ciena Litigation

     On July 19, 2000, Ciena Corporation ("Ciena") filed a lawsuit in United States District Court alleging that we are willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, an unspecified amount of damages including treble damages, as well as costs of the lawsuit including attorneys' fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. We are currently in the discovery phase of the litigation. We intend to defend ourselves vigorously against these claims and we believe that we will prevail in this litigation. An adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by us, or could include terms in addition to payments, such as a redesign of some of our products, which could have a material adverse effect on our business, financial condition and results of operations. If we are required to redesign our products, we have to stop selling our current products until they have been redesigned. We believe that defense of the lawsuit may be costly and may divert the time and attention of some members of our management.

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

     We have accounted for the acquisition using the purchase method whereby the net tangible and identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired of $154.8 million, based upon the purchase price allocation, is being amortized on a straight-line basis over five years. In addition, $40.3 million of the purchase price was allocated to in-process research and technology.

     On November 3, 2000, consistent with the terms of the acquisition agreement, the Company completed a second closing in which an additional 11,385,358 shares of common stock valued at $728.4 million were delivered to the former Algety shareholders. This additional consideration represents goodwill that will be amortized on a straight-line basis over the remaining goodwill life.

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

Interest Rate Sensitivity

     We maintain a portfolio of cash equivalents in a variety of securities including: commercial paper, certificates of deposit, money market funds and government and non-government debt securities. These available for sale securities are subject to interest rate risk and may fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. The Company's long-term debt obligations bear fixed interest rates. As such, we have minimal cash flow exposure due to general interest rate changes associated with our long-term debt obligations.

Exchange Rate Sensitivity

     The Company has two wholly owned subsidiaries which use a foreign currency as their functional currency and are translated into U.S. dollars. The Company's Algety and Corvis Canada subsidiaries' functional currency is the French Franc and Canadian dollar, respectively. As such, the Company is exposed to risk related to the adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on th Company's financial results. For the three and nine month periods ended September 30, 2000, the Company recognized a foreign currency translation adjustment of $13.2 million as part of Other Comprehensive Income.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     By letter dated July 10, 2000, Ciena Corporation ("Ciena") informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, an unspecified amount of damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. We are currently in the discovery phase of the litigation.

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

     We believe that defense of the lawsuit may be costly and may divert the time and attention of some members of our management. Further, Ciena and other competitors may use the existence of the Ciena lawsuit to raise questions in customers' and potential customers' minds as to our ability to manufacture and deliver our products. There can be no assurance that questions raised by Ciena and others will not disrupt our existing and prospective customer relationships.


Item 2.  Changes in Securities and Use of Proceeds

(a)  None.

(b)  None.

(c) During the quarter ended September 30, 2000, we granted stock options to purchase 13,377,954 shares of common stock at an exercise price of $7.61 per share to employees, consultants and directors pursuant to our 1997 Stock Option Plan, as amended.

     During the quarter ended September 30, 2000, we issued and sold an aggregate of 3,219,776 shares of common stock to employees, consultants and directors for aggregate consideration of $0.51 per share pursuant to exercises of options pursuant to its 1997 Stock Option Plan, as amended. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Rule 701 of the Securities Act of 1933, for those employees who are our officers or directors or Section 4(2) of the Securities Act for those employees, consultants and directors who are accredited investors.

     On August 2, 2000, we sold 277,778 shares of common stock in a private placement for an aggregate of $10 million in a transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act.

     In July 2000, the Company sold 124,177 shares of Series H convertible preferred stock to Williams Communications for an aggregate purchase price of $10 million in a transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act.

     In June 2000, the Company sold 372,533 shares of Series H convertible preferred stock to Broadwing Communications for an aggregate purchase price of $30 million in a transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act.

(d)  Not applicable.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On July 10, 2000, the holders of our Series C preferred stock elected Joseph R. Hardiman to our board of directors. The affirmative vote of 72% of the outstanding shares of our Series C preferred stock was received.

     On July 24, 2000, our stockholders approved by written consent a resolution authorizing us from time to time in the future to sell, lease or exchange our assets in one or more transactions to or with wholly owned subsidiaries upon such terms and conditions as the board of directors may determine. The affirmative vote of 76% of the outstanding shares of our capital stock eligible to vote on this matter was received.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) A list of exhibits filed herewith is contained on the Index to Exhibits immediately preceding such exhibits, which is incorporated herein by reference.

(b) We did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Corvis Corporation



Date:_____________________              _______________________________________
                                        Anne H. Stuart
                                        Senior Vice President, Chief Financial
                                           Officer and Treasurer



Date:_____________________              _______________________________________
                                        Timothy C. Dec
                                        Chief Accounting Officer and
                                           Corporate Controller

                               INDEX TO EXHIBITS

Exhibit
Number      Description
------      -----------

27.1        Financial Data Schedule