Form 10-K405
period 2000-12-30
CORVIS CORP
filed 2001-03-29
CIK 1060490

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X|            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     for fiscal year ended December 30, 2000

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       for the transition period from ________________ to _______________

                             Commission file number: 0-30989

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

Registrant's telephone number, including area code: (443) 259-4000

           Securities registered pursuant to Section 12(b) of the Act
                                      None

           Securities registered pursuant to Section 12(g) of the Act
                     Common Stock, $.01 par value per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the last 90 days. Yes |X| No |_|

      Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 16, 2001, the aggregate market value of the Common Stock held by non-affiliates was $2,310,113,429.

      As of March 16, 2001, there were 365,143,323 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Report on Form 10-K incorporates by reference information from the registrant's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on May 11, 2001.

================================================================================

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1. Business.............................................................  3

Item 2. Properties........................................................... 19

Item 3. Legal Proceedings.................................................... 19

Item 4. Submission of Matters to a Vote of Security Holders.................. 20

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Item 6. Selected Financial Data.............................................. 25

Item 7. Management's Discussion and Analysis of Financial Condition and Results
of Operations................................................................ 27

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......... 46

Item 8. Financial Statements and Supplementary Data.......................... 48

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure......................................................... 68

PART III

Item 10. Directors and Executive Officers of the Registrant.................. 68

Item 11. Executive Compensation.............................................. 68

Item 12. Security Ownership of Certain Beneficial Owners and Management...... 68

Item 13. Certain Relationships and Related Transactions...................... 68

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.... 68

SIGNATURES................................................................... 72

EXHIBIT INDEX................................................................ 73

                                     PART I

      Our prospects are subject to uncertainties and risks. This Annual Report on Form 10-K contains forward-looking statements under the headings "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, within the meaning of the federal securities laws that also involve substantial uncertainties and risks. Our future results may differ materially from our historical results and actual results could differ materially from those projected in the forward-looking statements as a result of various risk factors. Readers should pay particular attention to the considerations described under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results." Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission.

Item 1. Business.

      We were incorporated under the laws of the State of Delaware on June 2, 1997 under the name NOVA Telecommunications, Inc. On February 5, 1999, we changed our name to Corvis Corporation. From inception through July 2000, we were a development stage company. During that time, our operations consisted primarily of research and development, product design, manufacturing and testing. Additionally, we recruited and retained our administrative, financial, marketing and customer support organizations, and we established a direct sales force. We completed our initial public offering on July 27, 2000. Our principal executive offices are located at 7015 Albert Einstein Drive, Columbia, Maryland 21046; and our telephone number is (443) 259-4000.

Overview

      We design, manufacture and market high performance optical communications systems that lower the overall cost of network ownership for service providers. Our all-optical products enable a fundamental shift in the design and efficiency of backbone networks by allowing for the transmission, switching and management of communications traffic entirely in the optical domain. These products include ultra-long distance optical signal transmission, reception and amplification equipment, all-optical switching equipment and software that enable the creation of all-optical backbone networks. By deploying our products, service providers eliminate the need for expensive and bandwidth-limiting electrical regeneration and switching equipment, significantly reducing costs, increasing network capacity and allowing them to more quickly and efficiently provide new services. Our products also open new market opportunities for service providers by enabling a migration path from existing point-to-point and ring networks to all-optical mesh networks. Our regional and repeaterless products allow service providers to use their existing networks more efficiently, enabling the transmission of optical signals in greater capacity over longer distances than existing technology. Each of our product lines is designed to eliminate electrical equipment from the backbone network. This is because we believe that service providers will increasingly turn to optical technologies because traditional electrical and electrical/optical technologies and the existing network infrastructure does not adequately address service providers' rapidly increasing capacity and reliability requirements in a cost effective manner.

      We have made three acquisitions since our inception:

      Corvis Canada

      On July 6, 1999, we purchased all of the outstanding common stock of Corvis Canada, Inc., a Canadian company formerly known as Kromafibre, Inc., for 211,928 shares of Series D convertible preferred stock valued at approximately $1.9 million. Corvis Canada develops fiber optic technology that we use in some of our products. We accounted for the acquisition as a purchase. Accordingly, the operating results of Corvis Canada have been included in our results since the date of our acquisition of Corvis Canada.

      Baylight Networks, Inc.

      On May 19, 2000, we acquired Baylight Networks, Inc., a company that designs optical network access systems and subsystems. Baylight was formed in February 2000 and was a development stage company with no revenue. In consideration for all of the outstanding shares of Baylight, we assumed $0.1 million of Baylight liabilities and placed in escrow 2,400,012 shares of common stock for release over the term of three-year employment agreements with the former Baylight shareholders. We have accounted for the acquisition using the purchase method. Accordingly, the operating results of Baylight are included in our financial results from the date of acquisition.

      Algety Telecom S.A.

      On July 1, 2000, we acquired Algety Telecom S.A., a French company that develops and markets high capacity, high speed optical transmission equipment. Algety, based in Lannion, France, was formed in April 1999, and was a development stage company with no revenue. At the initial closing on July 1, 2000, we delivered to the Algety shareholders 1,301,822 shares of our Series I convertible preferred stock, which converted into 15,621,858 shares of common stock upon the closing of our initial public offering. We also delivered 348,402 shares of Series I convertible preferred stock to our escrow agent to secure potential warranty claims, which converted into 4,180,824 shares of common stock upon the closing of our initial public offering. In addition, we placed into escrow 2,275,032 shares of common stock that will be released contingent upon satisfaction of certain minimum employment terms for certain Algety employees. On November 3, 2000, consistent with the terms of the acquisition agreement, the Company completed a second closing in which an additional 11,385,358 shares of common stock were delivered to the former Algety shareholders. We have accounted for the acquisition using the purchase method. Accordingly, the operating results of Algety are included in our financial results from the date of acquisition.

Industry Background

      Increase in Data Traffic on Service Provider Networks

      Over the past decade, the volume of data traffic across communications networks has grown rapidly and is expected to exceed the volume of voice traffic. Data-intensive applications such as electronic commerce, Internet access, e-mail, streaming audio and video, remote access, data storage and other new applications place significant strains on the capacity of existing network infrastructures.

      To handle the increasing volume of data traffic, both established and emerging service providers continue to build networks and add capacity to existing networks using electrical/optical transmission and electrical switching equipment. The electrical/optical transmission equipment provides higher capacity and greater network reliability than older electrical transmission equipment.

      In order to remain competitive, service providers must continue to install transmission and switching equipment that maximizes the value of their networks while still maintaining or improving network reliability. Service providers are currently having difficulty cost-effectively increasing and managing network capacity using existing equipment and network infrastructures. This difficulty has constrained service providers' attempts to manage their growth effectively.

      The Existing Network Infrastructure

      Backbone networks are the long distance, or national and/or regional, transport networks that connect local, or metro, networks. The existing backbone network infrastructure is based on an electrically interconnected network of optical fibers.

      As an optical signal travels along an optical fiber, the signal strength and quality degrade. Optical amplifiers are placed at 60 to 100 kilometer intervals to strengthen the signal. Despite this amplification, the signal quality continues to degrade as it travels along the optical fiber. In existing backbone networks, the signal must be regenerated every 400 to 600 kilometers in order for the signal to be successfully received at its destination. At each regeneration point, the signal quality is restored through the use of transmission equipment consisting of a receiver and a transmitter which are both required for each optical signal. The receiver converts the optical signal to an electrical signal and regenerates it. The transmitter then converts the regenerated electrical signal back into an optical signal and transmits it along the optical fiber.

      At network intersections, traffic can enter, exit or continue along the network. At each network intersection, all traffic must be converted from an optical signal into an electrical signal and processed by electrical switching equipment. The traffic that does not exit the backbone must then be converted back into an optical signal and transmitted further along the optical fiber. At a network intersection, a receiver is required for each optical signal entering the intersection and a transmitter is required for each optical signal continuing along the backbone as well as for new signals entering the backbone. Depending on the number and type of signals, one or more electrical switches is required.

      Today's existing backbone networks are comprised of electrical network intersections linked together with optical fiber to form a series of interconnected rings. Long distance routes spanning substantial geographic lengths are established by linking several rings together. Each ring carries traffic around the ring and between connected rings. The ring architecture provides two independent fiber paths between any two points on a ring. A working path carries traffic while a protection path provides a redundant route in the event of failure along the working path. To establish full working and protection path capacity, each ring must be provisioned with sufficient transmission and switching equipment to handle all traffic on the working and protection paths around and between rings.

      Limitations of the Existing Backbone Network Infrastructure

      Existing backbone network infrastructures limit service providers' ability to cost-effectively and efficiently meet increasing capacity and service demands. The limitations result from substantial expenditures and complexities associated with installing equipment, performing multiple optical-to-electrical-to-optical conversions, transporting, switching and regenerating traffic, adding network capacity, maintaining unused capacity for network protection and managing the network to provision new services.

      o Significant capital expenditures. At every network intersection and regeneration point in the existing backbone network, all of the optical signals, regardless of their ultimate destination, must undergo costly and time-consuming optical-to-electrical-to-optical conversions. As a result, costly transmission equipment must currently be placed every 400 to 600 kilometers to perform optical-to-electrical-to-optical conversions to regenerate degraded optical signals. Additionally, at each network intersection various types of electrical switching equipment and transmission equipment must be installed to switch all signals on every fiber as well as perform optical-to-electrical-to-optical conversions. The amount of the equipment along with the associated network management infrastructure increases the capital costs and complexity of the network. The transmission equipment required merely to pass signals to the same fiber at electrical switching sites can be in excess of 50% of total transmission equipment at each network intersection.

      o Slow and costly to deploy and increase capacity. Equipment installation in today's backbone network is time-consuming, manually intensive and typically requires multiple "truck rolls". This process involves dispatching teams of technicians to deploy equipment at every network intersection and regeneration point across a network backbone. Furthermore, the installation process results in a configuration specifically tailored to provision services between two points. Increasing network capacity in existing networks requires that the truck roll installation process be repeated, which can take several months and presents an obstacle to the service providers' ability to deploy new services.

      o Slow and costly to provision services. Service providers have attempted to reduce the length of time and number of truck rolls required to provision new services in the existing network by installing excess transmission and switching equipment. The installation of excessive equipment, or pre-provisioning, requires service providers to accurately project when, where, how much and what type of capacity will be needed in their networks. Today's backbone network architecture lacks the flexibility to re-configure capacity after deployment and requires significant manual intervention. If capacity demands vary from the projections, unused transmission and switching equipment must be removed and deployed elsewhere in the network by performing another truck roll or else the equipment will be stranded in the network. As a result, service providers may be limited in their ability to respond to new and changing demands for services.

      o Significant operating expenses. The complexities of existing network infrastructures require service providers to incur substantial operating expenses. The extensive amount of equipment in existing backbone networks must be maintained, spare equipment must be stocked and electrical power and facilities must be sufficient to accommodate all of the installed equipment. Management of existing backbone networks requires an experienced team of operators to provision services. These operating expenses will continue to increase as capacity is added to existing network infrastructures.

      As a result of the limitations and the high costs associated with the technologies and equipment utilized in existing backbone networks, a significant market opportunity exists for more cost-effective backbone solutions.

The Corvis Solution

      We design, manufacture and market high performance optical communications systems that lower the overall cost of network ownership for service providers. Our all-optical products enable a fundamental shift in the design and efficiency of backbone networks by allowing for the transmission, switching and management of communications traffic entirely in the optical domain. Our products enable the creation of, and migration to, long distance, all-optical transmission paths by eliminating expensive and bandwidth-limiting electrical regeneration and switching equipment in the backbone network. Additionally, our products offer a flexible migration path from existing networks to all-optical networks. Our products integrate key technologies that enable the effective deployment of all-optical backbone networks: ultra-long distance optical transmission, all-optical switching and integrated network management. Our products offer service providers several key competitive advantages and benefits, including the following:

      Reduced Capital Expenditures

      By deploying our products in their networks, service providers are able to dramatically reduce their capital expenditures. Our all-optical network products eliminate the need for costly electrical regeneration and switching equipment in the backbone network, reducing the amount of equipment required for network deployment and expansion. Our all-optical products support transmission of optical signals without electrical regeneration up to 3,200 kilometers, and have transmitted signals as long as 6,400 kilometers, compared to 400 to 600 kilometers for traditional equipment, which reduces the number of transmitters and receivers and associated equipment by up to a factor of eight, resulting in reduced capital expenditures. Our regional products and repeaterless products (no in-line amplifiers), also reduce capital expenditures by enabling transmission over longer distances with greater capacity using less equipment. These new repeaterless products currently enable carriers to transmit up to 400 gigabits per second in each direction, upgradeable to 800 gigabits per second in each direction in the near future, for distances up to 350 kilometers without the use of in-line amplifiers. This significantly reduces the initial expense of installing these products as well as costs associated with upgrading and monitoring the network.

      Our all-optical switches enable optical signals to pass through a network intersection without optical-to-electrical-to-optical conversions, eliminating the need for one transmitter and one receiver for each signal passing through a network intersection, potentially eliminating hundreds of transmitters and receivers. It also eliminates the need for electrical switches at the network intersection for these signals.

      Our products enable all-optical mesh architectures, which allow for transmission between any two points using any path in the network without electrical conversions. The mesh architecture eliminates the need for multiple rings and the deployment of costly electrical transmission and switching equipment required to support redundant capacity in each of those rings.

      Compatibility with Existing Networks

      Our products include standard hardware and software interfaces, which provide compatibility with existing network equipment and enables the migration path to an all-optical network. This addresses service providers' needs to enhance their transport and switching capacity, while introducing new levels of network and service management. As a service provider's network evolves, Corvis products allow service providers to migrate to an all-optical backbone mesh network, while increasing the efficiency of their existing networks.

      Speed to Deploy and Increase Capacity

      Service providers can deploy and increase capacity in a network more rapidly using our equipment than with existing network equipment. Backbone networks constructed using our products require significantly less equipment than used in existing networks, reducing network complexity as well as the number of tasks that must be performed to install our products. Our regional and repeaterless products also require significantly less equipment due to their long reach and high capacity transmission capabilities.

      Once installed, our optical network products simplify and accelerate network expansion, enabling service providers to respond quickly to unpredictable demand for services and to take advantage of revenue opportunities. Additional transmission capacity can be added to our all-optical network products simply by inserting transmitters and receivers at the end points of a desired transmission path of up to 3,200 kilometers. No additional equipment is required along a transmission path, eliminating the need for truck rolls. The resulting cost and time savings give service providers a distinct advantage in responding to capacity demands.

      Rapid Delivery of Services

      Using our products, service providers can respond to changing demands and opportunities and rapidly and cost-effectively deliver services to their customers. The delivery of services along a transmission path can be performed in hours from a service provider's network operations center using our network management software, eliminating the months and expense required for service provider personnel to manually install and/or modify electrical transmission and switching equipment along a transmission path.

      Reduced Operating Expenses

      Our products reduce operating expenses by dramatically reducing the amount of equipment in backbone networks, costs associated with maintaining equipment and spare parts inventory and electrical power and facilities required to operate and house the equipment. Our all-optical networking products can reduce the number of transmitters and receivers and associated equipment in a service provider's network by up to a factor of eight and the cost associated with this equipment in the network. Our regional products eliminate the need for regenerators in regional networks and our repeaterless products eliminate the need for in-line amplifiers in terrestrial and festoon network links. This results in a more efficient, less complex network with fewer parts to track, control, maintain and manage.

Corvis Strategy

      Our goal is to be the leading provider of optical network products. Key elements of our strategy include the following:

      Develop and Introduce Leading Optical Network Products

      We intend to develop and provide products that enable service providers to deploy faster, more flexible and more cost-effective networks than those using existing equipment. Our products enable service providers to significantly reduce equipment purchases and operating expenses and simplify network management. Our all-optical network products also offer a flexible migration path from existing networks to next generation all-optical networks. Each of our product lines is designed to eliminate electrical equipment from the backbone network. This is because we believe that service providers will increasingly turn to optical technologies because existing electrical and hybrid electrical/optical technologies and ring architectures can no longer adequately address service providers' rapidly increasing capacity, cost and reliability requirements for their networks.

      Maintain and Extend Technology Leadership

      We believe that we are currently the leader in developing all-optical backbone network technology. We intend to maintain and extend our technological advantage by continuing to define next-generation optical networks. To further this objective, we will continue investing in research and development efforts focusing on innovative optical and networking technology. We will also continue to recruit and retain talented engineers for our research and development activities.

      Penetrate and Expand Customer Base

      We intend to sell our products to established and emerging service providers, initially focusing our sales efforts on the North American and European markets. We will work closely with prospective customers, analyzing their existing networks and developing customized plans for increasing their network capacity and functionality. To further develop and expand our customer base, we intend to leverage our sales force and customer support capabilities to address both domestic and international service providers. We intend to increase our visibility as a leader in developing optical network products and services and believe this increased visibility will generate additional sales. We believe that providing ongoing support is critical to successful long-term relationships with, and follow-on sales to, our customers. In this regard, we are committed to providing our customers with the highest levels of support and service.

      Optimize Manufacturing Capabilities

      We are expanding our internal manufacturing capabilities through the addition of new manufacturing personnel, facilities and equipment. Manufacturing our own products allows us to avoid risks related to fully-outsourced manufacturing, including increased access by third parties to our technology, shipment delays and decreased quality control. We develop our manufacturing processes concurrently with the design and development of our optical network products, to ensure that the resulting product design can be manufactured more efficiently and cost effectively. We seek to outsource manufacturing whenever it is cost-effective to do so and there is minimal risk of compromising our proprietary technologies and processes. Over time, we intend to selectively increase our use of contract manufacturers to reduce cost and increase manufacturing capacity, flexibility and speed to market.

      Pursue Strategic Relationships and Acquisitions

      We intend to pursue strategic relationships and acquisitions with companies that have innovative technologies. We believe that through acquisitions we will be able to gain access to new technologies and additional skilled employees. For example, we acquired Algety, a company that develops and markets high-capacity, high-speed optical transmission equipment, and Baylight, a designer of optical access systems and subsystems. Both of these acquisitions have enabled us to further develop leading optical network technologies and products. We have also made investments in certain of our vendors as well as other technology leading companies, enabling mutually beneficial strategic relationships and providing us with continued access to additional next generation technologies.

Corvis Technology and Products

      Our optical networking products are designed to lower a service provider's total cost of network ownership. By transmitting and switching signals entirely in the optical domain, our CorWave ON all-optical network products eliminate the need for electrical conversions resulting from unnecessary electrical regeneration and switching in backbone networks. In addition, we have introduced the CorWave LR and CorWave XL/XF systems, which provide high capacity, long distance transmission performance for existing network and new backbone applications. These products provide high capacity transport, while reducing the amount of equipment that service providers must deploy in their networks.

      Our CorWave ON all-optical network products integrate key technologies to enable the effective deployment of all-optical backbone networks: ultra-long distance optical transmission, all-optical switching and integrated network management. Our integration of these technologies allows service providers who use our equipment to build higher capacity, more flexible and more cost-effective networks.

      Currently, our CorWave ON system supports transmission of up to 400 gigabits per second in each direction for up to 3,200 kilometers without electrical regeneration compared to traditional products that require regeneration every 400 to 600 kilometers. This can reduce the number of transmitters and receivers needed in the network by up to a factor of eight. Our CorWave ON system also switches up to 2.4 terabits per second entirely in the optical domain, thereby eliminating optical-to-electrical conversions and the need for equipment merely to switch traffic between fibers.

      Our CorManager Network Management System controls our transmission and switching products to create and provision long distance transmission paths through a service provider's network. This product is integrated with the CorWave ON, CorWave LR, CorWave XL/XF systems to enable fast and efficient administration of network planning, provisioning, configuration, performance and fault management.

      Our Optical Protector system enables carriers to insure network reliability against major failures such as transmitter and receiver failures and fiber cuts, allowing for a wide spectrum of protection and restoration schemes by providing protection at the optical layer. The Optical Protector meets the industry benchmark of 50 milliseconds protection switch time to insure carrier-grade performance. It also provides bit-rate transparent and protocol-independent open interfaces, which means that it can support various bit-rates, such as 2.5 and 10 gigabits per second applications, and various protocols, such as SONET/SDH, Ethernet, IP, and ATM. The Optical Protector can be deployed with CorWave ON,

CorWave LR, CorWave XL/XF systems, as well as interoperate with existing vendor equipment deployed in a service provider's network.

      Our CorWave LR products are designed to transport up to 3.2 terabits per second of traffic over distances of up to 2,000 kilometers. The CorWave LR will be deployable over existing fiber plants and network architectures and virtually eliminate the need for dedicated regenerators in these networks. The CorWave LR will allow service providers to increase the efficiency of their existing networks, while increasing their overall transport capacity.

      Our CorWave XL products for terrestrial links and CorWave XF products for undersea festoon links will allow service providers to deploy high capacity, repeaterless systems that address a broader range of applications in existing networks and to develop new market opportunities. The CorWave XL/ XF products will enable service providers to transmit up to 800 gigabits per second in each direction for distances up to 350 kilometers without the use of in-line amplifiers (also referred to as a repeaterless link). The elimination of in-line amplifiers in regional networks cuts operational costs dramatically, speeds regional network deployment and helps service providers to generate revenue more rapidly. The CorWave XL system will enable high capacity links in portions of the network where in-line amplifiers can not be installed and operated cost effectively, as well as links spanning inaccessible areas. The CorWave XF system will enable high capacity links for mainland-to-island and island-to-island spans as well as multiple links along coastlines.

      The following table provides a brief overview of our product lines followed by a brief description of each of the products in the product line:

                                                         Performance
Corvis Product Line           Application                Specifications
-------------------           -----------                --------------
CorWave ON:               In an All-Optical          Up to 400 Gbs in each
                          Network: All-optical       direction for up to
                          networking including       3,200 km
                          ultra-long distance        160 OC-48/OC-48c channels
                          transport, all-optical     40 OC-192/OC-192c
                          switching and integrated   channels
                          network management.
                          In an Existing Network:
                          High capacity,
                          ultra-long reach
                          transmission and
                          migration to all-optical
                          networks.

CorManager                Comprehensive network      Network planning,
                          management applications.   provisioning,
                                                     configuration, fault,
                                                     performance and security
                                                     management


Optical Protector         Optical layer protection   50 millisecond switch
                          and restoration.           time, Optical switching

CorWave LR                Ultra-high capacity,       Up to 320 OC-192
                          long reach transmission    channels in each
                          system for existing        direction for up to
                          networks.                  2,000 km

CorWave XL/XF             Terrestrial and undersea   Up to 800 gigabits per
                          festoon transmission       second in each direction
                          system for repeaterless    for up to 350 km
                          applications.

CorWave ON - All-Optical Network and Ultra-Long Distance Transmission Systems

      Optical Network Gateway--provides access to an all-optical network from other networks. The Optical Network Gateway currently provides up to 400 gigabits per second in each direction that can be transmitted up to 3,200 kilometers without electrical regeneration over diverse fiber types including NDSF, NZDSF, and DSF. Capacity can be added incrementally by inserting transmitters and receivers into the Optical Network Gateway. Our Optical Network Gateway can be integrated with our Optical Add/Drop Multiplexer or Optical Switch, which can provide flexible traffic management, high network efficiency and rapid restoration of services in the event of a fiber cut. This product is commercially available.

      Optical Amplifier--employs various amplification technologies to support high capacity transmission over diverse fiber types including NDSF, NZDSF, and DSF. Our distributed and discrete amplification technologies allow us to tailor our amplifiers to customers' fiber plant and establish ultra-long transmission paths through an all-optical network. Our Optical Amplifiers currently support up to 400 gigabits per second in each direction and transmission distances of up to 3,200 kilometers without electrical regeneration. This product is commercially available.

      Optical Add/Drop Multiplexer--enables traffic to enter and exit the network at a network intersection without requiring an optical-to-electrical-to-optical conversion of traffic passing through the intersection. The Optical Add/Drop Multiplexer can be integrated with the Optical Network Gateway to allow traffic to enter or exit the network, up to the full capacity of each fiber in each direction, at the network intersection. This product is commercially available.

      Optical Switch--provisions routes and optically switches up to 2.4 terabits per second of traffic between fibers to provision services, reconfigure the network and restore services in the event of a fiber cut. The Optical Switch optically interconnects multiple fibers to switch traffic between one or more fibers entirely in the optical domain. In addition, the Optical Switch can be integrated with the Optical Network Gateway to allow traffic to enter or exit any of the fibers at the network intersection. This product is commercially available.

CorManager - Integrated Network Management System

      Corvis Wavelength Planner--allows service providers to plan the deployment of transmission and switching equipment in the network using current and future traffic patterns. In addition, service providers can evaluate and plan the redeployment of deployed network capacity to meet evolving capacity demands in the network. This product is commercially available.

      Corvis Provisioning Tool--allows service providers to provision their networks from a centralized location based on a service provider's traffic patterns, including those automatically generated by the Corvis Wavelength Planner. This product is commercially available.

      Corvis Network Manager--provides a comprehensive view of the network, as well as fault, configuration, performance and security management in the network. This product is commercially available.

      Corvis Element Interface - provides detailed views of the Corvis products down to the individual line cards either using the Corvis Network Manager or by direct craft access to the Corvis product. This product is commercially available.

Optical Protector System - Optical Layer Protection and Restoration System

      Optical Protector - provides optical layer protection and restoration to ensure network reliability against major failures such as transmitter and receiver failures and fiber cuts. The Optical Protector meets the industry benchmark of 50 milliseconds protection switch time to insure carrier-grade performance. The Optical Protector also provides bit rate transparent and protocol independent open interfaces, which support 2.5 and 10 gigabits per second applications, and SONET/SDH, Ethernet, IP, and ATM protocol applications. The Optical Protector can be deployed with CorWave ON, CorWave LR, CorWave XL/XF systems, as well as interoperate with existing vendor equipment deployed in a service provider's network. This product is commercially available.

CorWave LR - Ultra-High Capacity, Long Reach Transmission System

      The CorWave LR system provides up to 3.2 terabits per second in each direction that can be transmitted up to 2,000 kilometers without electrical regeneration over diverse fiber types including NDSF, NZDSF, and DSF. Capacity can be added incrementally by inserting transmitters and receivers into the system. The CorWave LR system provides for transmission of 160 channels in the C-band and 160 L-band in each direction. We expect that this product to be commercially available in the second half of 2001.

CorWave XL/XF - High Capacity, Terrestrial and Festoon Repeaterless Transmission Systems

      The CorWave XL/XF systems provide access to an all-optical network from other networks. It will provide up to 800 gigabits per second in each direction that can be transmitted up to 350 kilometers without the use of in-line amplifiers (i.e., repeaterless). Capacity can be added incrementally by inserting transmitters and receivers into the system. We expect the first version of this product to be available in the second quarter of 2001.

Research and Development

      Our future success depends on our ability to increase the performance of our products, to develop and introduce new products and product enhancements and to effectively respond to our customers' changing needs. Our research and development team is primarily responsible for, and is currently working on, meeting these objectives. We believe that we can enhance our technologies to provide greater efficiency in current backbone networks, as well as extend these technologies into other parts of a service provider's current network. We have made, and will continue to make, a substantial investment in research and development. Research and development expenses were $15.7 million for the year ended December 31, 1998, $41.6 million for the year ended January 1, 2000 (excluding $0.1 million of equity-based compensation expense) and $88.9 million for the year ended December 30, 2000 (excluding $28.1 million of equity-based compensation expense and purchased research and development of $42.2 million).

      To help meet the challenge of rapidly increasing network traffic demands, we plan to continue to develop optical transport and switching products which provide higher capacity transport on each fiber over greater distances. We also plan to develop additional protection and performance features for our network management system that further accelerate our customers' ability to deliver revenue generating services using our transport and switching products. In addition, we have developed, and will continue to develop, new products for long reach, terrestrial and undersea regional markets. We have assembled a team of highly-skilled hardware and software engineers with extensive experience in telecommunications, dense wave division multiplexing and other optical technologies and network management systems. As of December 30, 2000, we had 484 employees involved in research and development.

Customers

      We currently have three customers, Broadwing Communications, Inc., Williams Communications, Inc. and Qwest Communications Corporation.

      Broadwing has agreed to purchase $200 million of our products and services over a two-year period ending in July 2002, the first $100 million of which must be purchased prior to July 2001. We have agreed to provide by specified dates, versions of our equipment with increased capacity and to provide training for a limited number of Broadwing employees at no charge. We are obligated by the agreement to repair or replace our products purchased by Broadwing that fail to perform to specifications during the applicable warranty period at our cost. We have also agreed to defend and indemnify Broadwing for any liability assessed against it on account of any legal action relating to an alleged infringement of any patent, copyright or trademark or a violation of misappropriation of any trade secrets or other proprietary rights relating to the purchase, license or use of our products in accordance with their specifications. If the use of any of our products is enjoined or we believe that such use will be enjoined, at our expense, we must secure for Broadwing the right to continue to use the product, replace or modify the product to make it non-infringing or accept return of the product and refund amounts paid by Broadwing. The procurement agreement can be terminated by us or by Broadwing as a result of the other's bankruptcy, material breach of the terms of the agreement, or attempted transfer or assignment of the agreement to creditors or similar transfers, unless cured within 30 days. Broadwing is a stockholder of Corvis. Sales to Broadwing account for all of our revenue for the year ended December 30, 2000.

      Williams Communications originally agreed to purchase $200 million of our products and services within two years following successful completion of their fields trial of our products, the first $100 million of which must be purchased within the first year. Upon successful completion of the field trial in January, 2001, Williams extended this agreement up to a $300 million, multi-year agreement and made other modifications to the agreement. We shipped, installed and activated the field trial system for Williams during the second and third quarters of 2000. We have also agreed that by specified dates, our equipment will be capable of increased capacity and to provide training for a limited number of Williams Communications employees at no additional charge, which number can be increased based on Williams Communications' purchases. We will contribute 3% of the purchase price of our products purchased by Williams Communications to a joint marketing program for use by Williams in advertising that mentions us, as well as to subsidize certain additional training programs for Williams' employees. We are required to repair or replace our products that fail to perform to specifications during the applicable warranty period at our cost. We have also agreed to defend and indemnify Williams Communications for liability assessed against Williams Communications on account of any legal action relating to an alleged infringement of any U.S. patent, U.S. copyright or U.S. trademark or a violation or misappropriation of any trade secrets or other U.S. proprietary rights relating to the purchase, license or use of our products in accordance with their specifications. If the use of any of our products is enjoined or we believe that such use will be enjoined, at our expense, we must secure for Williams Communications the right to continue to use the product, replace or modify the product to make it non-infringing or accept return of the product and refund amounts paid by Williams Communications. The agreement can be terminated by us or by Williams Communications as a result of the other's bankruptcy, material breach of the terms of the agreement, or attempted transfer or assignment of the agreement to creditors or similar transfers, unless cured within 30 days. Williams Communications may also terminate the agreement because of chronic late delivery of products ordered by Williams Communications beginning six months after successful completion of field trials or if the network deployed by Williams Communications using our products fails to perform in accordance with any material portion of our system specifications and we fail to cure such nonconformity within the cure period. Williams Communications is a stockholder of Corvis.

      Qwest has agreed to purchase $150 million of our CorWave LR transmission products, which are currently under development, over a two year period beginning on the date that the products meet agreed technical requirements. Qwest's purchase obligations are subject to our products being priced competitively and our ability to make products that meet the agreed technical requirements by the end of 2001. If these conditions are met, Qwest is required to purchase at least $50 million of our products in the first year after the date that the products meet the agreed technical requirements. We are required to provide Qwest with a laboratory system comprised of equipment specified by us. If Qwest satisfies its $50 million purchase obligation, we will be required to transfer ownership of the laboratory equipment to Qwest for no additional charge. We are required to provide training for a limited number of Qwest employees at no additional charge, subject to increase based on Qwest's purchases of our products. We are obligated by the agreement to repair or replace our products purchased by Qwest that fail to perform to specifications during the applicable warranty period at our cost. We have also agreed to defend and indemnify Qwest for any liability assessed against it on account of any legal action relating to an alleged infringement of any U.S. or European Union patent, copyright or trademark or a violation of misappropriation of any trade secrets or other proprietary rights relating to the purchase, license or use of our products in accordance with their specifications. If the use of any of our products is enjoined or we believe that such use will be enjoined, at our expense, we must secure for Qwest the right to continue to use the product, replace or modify the product to make it non-infringing or accept return of the product and refund amounts paid by Qwest. The agreement can be terminated by us or by Qwest as a result of the other's bankruptcy or material breach of the terms of the agreement or attempted transfer or assignment of the agreement to creditors or similar transfers, unless cured within 30 days. Qwest holds a warrant to purchase shares of our common stock.

      We are in discussions with other service providers to test and/or purchase our products and services.

      Like many companies that compete in our industry, we maintain a technical advisory board to assist us in developing our technology and marketing our products and services. We believe that this advisory board provides necessary customer and industry guidance and is critical to the success of our business. Some of our customers have representatives that are members of this advisory board, and we expect that our potential customers and suppliers may also have representatives on this board in the future. In exchange for a participant's services on this advisory board, we have granted, and may in the future grant, stock options to them, the terms of which are, and will be, fully disclosed to and approved by the advisory board members' employer.

Sales, Marketing and Customer Support

      Sales

      Our sales strategy is to work closely with prospective customers to analyze their existing networks and provide a customized plan for increasing their network capacity and functionality. Our sales approach generally begins with a senior sales executive contacting and establishing a relationship with a service provider. We then assign an account manager to coordinate our efforts and focus our resources on developing the relationship. This account manager aligns our engineering teams and managers with their counterparts in the service provider's organization to provide highly responsive technical and operational support. We analyze the service provider's network layout and traffic patterns and propose a network architecture and product configuration tailored to these traffic patterns. We also invite the service provider to observe product demonstrations and perform testing of our products at our on-site laboratories. At the service provider's request, we provide it with products for additional testing in its laboratories. Following these tests, the service provider generally will undertake field trials of our products prior to commercial deployment in its network. The service provider will accept the products installed in its network upon successful completion of the field trials and continue commercial deployment of additional products. We anticipate that our sales cycle, from initial contact with a service provider through the signing of a purchase agreement, will take several quarters. If our products become broadly deployed, service providers may not require laboratory or field tests prior to purchasing our products, which could shorten our sales cycle.

      Marketing

      We intend to market our products to established and emerging service providers, initially focusing our efforts on the North American and European markets. We intend to increase our visibility as a leader in developing all-optical network products and believe our increased visibility will generate additional sales. As part of our marketing strategy, we:

      o participate in industry trade shows, technical conferences and technology seminars;

      o communicate with market research firms and various industry organizations;

      o publish technical articles in industry magazines and related marketing materials; and

      o communicate and promote in traditional trade and business publications as well as on the Internet.

      Through these activities, we are building market awareness of our company and our products.

      Customer Service and Support

      We market and sell technically complex products to sophisticated customers. These products and customers require a high level of customer service and support. We believe that providing ongoing support is critical to successful long term relationships with our customers and we are committed to providing our customers with the highest levels of service and support. We provide engineering, installation, testing and commissioning services. Our customer service and systems engineering teams provide extensive pre- and post-sale support, including consultation, network design, in-depth training and 24 hours a day, seven days a week technical assistance and expedited repair and replacement of equipment. We believe that we have a good reputation for our customer service and support, which we intend to leverage as distinguishing factors in our efforts to enhance and maintain our market position. To further develop and expand our customer base, we intend to increase the size of our customer service force to focus on both domestic and international service providers.

Competition

      We compete in a rapidly evolving and highly competitive market. The market for our products has historically been dominated by companies such as Alcatel, Ciena, Cisco, Lucent, NEC and Nortel. We expect to continue to compete with these and other established and new market entrants. We believe that the principal competitive factors in our market include:

      o product performance, including high-capacity transmission over long distances without regeneration;

      o     speed and cost of deployment;

      o     speed and cost of service provisioning;

      o     ability to reconfigure or increase network capacity;

      o     integrated network management under software control;

      o     compatibility with existing products; and

      o     ongoing customer service and support.

      Many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and sales and marketing resources than we do and may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more vendor financing than we can. To remain competitive, we must continue to develop our products, increase our manufacturing capabilities and augment our customer support organization to address customers' evolving expectations and current market conditions.

Manufacturing

      We manufacture nearly all of our products and conduct all final assembly and final component, module and system tests at our manufacturing facilities in Columbia, Maryland. We have invested substantial resources in developing efficient and automated production capabilities and manufacturing processes. We expect to further enhance our manufacturing capabilities with additional production process controls, enhanced yields and increased use of contract manufacturers where appropriate and cost-effective. We expect to be ISO 9000 certified in the first half of 2002.

      We focus our manufacturing efforts to produce uniformly high-quality products that perform according to their design specifications. Prior to shipment, our products undergo a comprehensive testing process designed to verify their performance capabilities. By manufacturing most of our own products, we expect to avoid risks related to fully outsourced manufacturing which may include shipment delays, lack of quality control and increased access to our proprietary technology. Where appropriate and cost effective, we selectively use contract manufacturers to increase our manufacturing capacity and speed to market, reduce costs and increase flexibility. We are currently manufacturing our products in limited quantities and have limited manufacturing experience. In the optical equipment industry there are limited sources for many key components. We purchase less than 5% of our optical, electrical and mechanical components from single source suppliers. In an effort to reduce the impact on our business of disruptions in the delivery of products from these suppliers, we carry excess inventory of components from these single source suppliers and we also make strategic investments in component manufacturers to ensure the continued supply of key components. As the number of manufacturers of the remaining products increases, we intend to seek additional suppliers for these components. The loss of any single source supplier would have a material adverse affect on our business.

Intellectual Property

      We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. The United States Patent and Trademark Office has issued two patents to us, and we have applied for numerous additional patents. We require our employees and consultants to execute non-disclosure and proprietary rights agreements at the beginning of employment or consulting arrangements with us. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individual during the course of his or her work with us and require that all proprietary information disclosed to the individual remain confidential. We intend to enforce vigorously our intellectual property rights if infringement or misappropriation occurs. However, we do not expect that our proprietary rights in our technology will prevent competitors from developing competitive technologies.

      Given the technological complexity of our systems and products, we can give no assurance that claims of infringement will not be asserted against us or against our customers in connection with their use of our systems and products, nor can there be any assurance as to the outcome of any such claims. On July 19, 2000, Ciena filed a lawsuit alleging that we are willfully infringing three of Ciena's patents relating to optical networking systems and related dense wavelength division multi-plexing communications systems technologies. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. We believe that we will prevail in this litigation, however, there can be no assurance that we will be successful in the defense of this litigation. See "Item 3--Legal Proceedings."

      We license certain patents covering components, which require us to pay royalties. Each of these patent licenses expires on the earlier of the date the last licensed patent expires or is abandoned by the licensor. We also license certain software components for our network management software. These software licenses are perpetual but will generally terminate if we breach the agreement and do not cure the breach in a timely manner.

      Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices or trade secret misappropriation. We have received claims of this kind in the past and we cannot assure you that we will not receive claims of this kind in the future as we seek to hire qualified personnel or that those claims will not result in material litigation. In March 1999, we filed suit against Ciena asking the court to invalidate noncompete agreements between Ciena and six former Ciena technicians and assemblers now working for us. Ciena filed a counterclaim against us, the former employees and Dr. David Huber, also a former employee of

Ciena, seeking injunctive relief and unspecified monetary damages for various alleged activities, including conspiracy, breach of contract, unfair competition and theft of intellectual property. Although we believed Ciena's counterclaims to be unfounded, we ultimately settled the litigation without prejudice to either party. If Ciena were to refile this suit, or any other party were to file a similar suit, an adverse judgment could result in monetary damages or an injunction that could materially affect our business. In addition, as with any suit, regardless of the suit's merits we could incur substantial costs defending ourselves and/or our employees. Also, defending ourselves from such claims could divert the attention of our management away from our operations.

Employees

      As of December 30, 2000, we employed 1,452 persons, of whom 675 were primarily engaged in manufacturing, 484 in research and development activities and 293 in sales, marketing, customer service and support and general administration services. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

Item 2. Properties.

      The following table shows as of December 30, 2000 each of our facilities, its function, location and size and the term of the lease for the facility. Lease termination dates are the earliest dates that Corvis can terminate the lease and do not give effect to any renewal rights that Corvis may have.

      Function                       Location               Square Feet       Lease Term
      --------                       --------               -----------       ----------
Executive offices and             Columbia Maryland            173,235       Expiring between
research and development                                                     October 2002 and
                                                                             July 2010

Manufacturing and                 Columbia Maryland            183,247       Expiring between
customer support                                                             October 2001
                                                                             through August
                                                                             2007

Research and development          Columbia Maryland             75,496       Expiring in
                                                                             October 2005 and
                                                                             June 2005

Executive offices,                Quebec, Canada               116,073       Expiring between
research and development                                                     August 2001 and
and manufacturing                                                            April 2008

Executive offices and             Lannion, France               11,320
research and development                                                     Expiring in
facilities                                                                   April 2009

Research and development          Lannion, France               10,330       At will
facilities

Sales offices                     Worldwide                   less than      Varied
                                                                10,000

      We believe that our facilities are adequate for the purposes for which they are presently used and that replacement facilities are available at comparable cost, should the need arise.

Item 3. Legal Proceedings.

      By letter dated July 10, 2000, Ciena Corporation ("Ciena") informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, an unspecified amount of damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. We are currently in the discovery phase of the litigation and a trial date has been set for April 1, 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

        EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES OF THE REGISTRANT

      Listed below are our executive officers, directors and key employees as of March 16, their ages of that date and the position with us. Officers are elected by the Board of Directors to serve for a period ending with the next meeting of the Board of Directors held after the Annual Meeting of Stockholders.

Name                                    Age                                Title
----                                    ---    ------------------------------------------------------------------------
Executive Officers and Directors:
David R.  Huber, Ph.D. ...........      50     Chairman of the Board, President and Chief Executive Officer
Terence F.  Unter, Ph.D. .........      48     Chief Operating Officer
Anne H.  Stuart...................      38     Senior Vice President, Chief Financial Officer and Treasurer
Kim D.  Larsen....................      43     Senior Vice President, General Counsel and Secretary
Frank A. Bonsal...................      64     Director
Frank M. Drendel..................      56     Director
Joseph R. Hardiman................      63     Director
Ossama R. Hassanein, Ph.D. .......      52     Director
David S. Oros.....................      41     Director

Key Employees:
Michael C. Antone.................      39     Senior Vice President, Intellectual Property Counsel
Moise A. Augis....................      37     Senior Vice President, Business Development and Marketing
Rick J. Bakosh....................      41     Senior Vice President, Global Sales
Kris M. Boschert..................      38     Vice President, Customer Satisfaction
Ghazi M. Chaoui, Ph.D.............      46     Vice President, Manufacturing
Timothy C. Dec....................      42     Vice President, Chief Accounting Officer and Corporate Controller
Jerome F. Faul....................      34     Vice President, Business Development and Managing Director-Corvis Algety
Thierry Georges, Ph.D.............      36     Senior Vice President, Technology - Corvis Algety
Raman Kashyap, Ph.D...............      49     Vice President, Corvis Canada
Robert L. Richmond................      53     Senior Vice President, Hardware Engineering
Albert Risdorfer..................      52     Vice President, Human Resources
Gil Tadmor........................      40     Vice President, Software Engineering


      David R. Huber, Ph.D., is the founder of Corvis. He has served as a Director and Chairman of our Board, President and Chief Executive Officer since June 1997. Dr. Huber has 19 years of experience in the development of optical communications systems. From 1992 through April 1997, Dr. Huber served first as Chief Technology Officer and later as Chief Scientist of Ciena Corporation, a company he founded in 1992. From 1989 through 1992, Dr. Huber managed the Lightwave Research and Development Program for General Instrument Corporation. Prior to 1989, Dr. Huber held positions in optical communications development at Rockwell International Corporation Optelecom, Inc. and ITT Industries, Inc., formerly International Telephone & Telegraph Corporation. Dr. Huber holds 41 U.S. patents in optics technology and has numerous additional patents pending. He earned a Ph.D. in electrical engineering from Brigham Young University and a B.S. in physics from Eastern Oregon State University. Dr. Huber is the brother-in-law of Mr. Larsen.

      Terence F. Unter, Ph.D., has served as our Chief Operating Officer since September 1998. From July 1997 through September 1998, Dr. Unter was Vice President of Global Optoelectronics for AMP Incorporated. From August 1991 through June 1997, he was responsible for the creation and development of Alcatel Optronics S.A., a subsidiary of Alcatel (formerly Alcatel Alsthom), a leading supplier of optoelectronic components for dense wave division multiplexing. He served as Managing Director of Alcatel Optronics from May 1994 and as Chairman and Chief Executive Officer from June 1996. Dr. Unter earned a Ph.D. in silicon microelectronics and an Honors B.Sc. (Engineering) from the University of Southampton in England.

      Anne H. Stuart has served as our Chief Financial Officer and Treasurer since January 1999 and a Senior Vice President since June 2000. From 1986 through January 1999, Ms. Stuart held a variety of accounting, finance and treasury positions with Marriott International, Inc., including Vice President, Finance in the Senior Living Services division from March 1996 through January 1999. From 1995 through 1996, Ms. Stuart also served as Senior Director, Corporate Finance and Corporate Treasurer for the Forum Group, Inc., an operating and real estate holding company that was acquired by Marriott International in 1996. Ms. Stuart earned an M.B.A. from the University of North Carolina at Chapel Hill and a B.S. in mathematics and applied statistics from Brigham Young University.

      Kim D. Larsen has served as our General Counsel and Secretary since September 1998 and a Senior Vice President since June 2000. From October 1994 through September 1998, Mr. Larsen was a partner with the law firm of Mayer, Brown & Platt and served as partner-in-charge of its Cologne, Germany office, where he specialized in corporate mergers and acquisitions in the international telecommunications sector. Mr. Larsen earned his law degree from Columbia University and a B.S. in economics and political science from Brigham Young University. Mr. Larsen was a founding director of Ciena Corporation. Mr. Larsen is the brother-in-law of Dr. Huber.

      Frank A. Bonsal, Jr. has served as a Director since March 1998. Mr. Bonsal is a partner of New Enterprise Associates, a venture capital firm, which he co_founded in 1978. His current board memberships include Aether Systems, ViewGate Networks, Inc., Med Specialists, Inc., the Brown Investment Advisory Trust Company, Seneca Network, Versient and Healthy Pet, Inc. In addition, he is a special limited partner of Amadeus Capital Partners, Boulder Venture, Novak Biddle, Trellis Ventures and Windward Ventures. Previously, he was a director of Aspect Medical Systems, Inc., Biopure Corporation, CARS, Inc., Entevo Corporation, Explore, Inc., GeneScreen, Inc., Synaptic Pharmaceuticals, Torrent Network Technology and Vertex Pharmaceuticals. Prior to founding New Enterprise Associates, Mr. Bonsal was a general partner of Alex. Brown & Sons. He received a B.A. in economics from Princeton University.

      Frank M. Drendel has served as a Director since July 2000. Mr. Drendel has served as chairman and chief executive officer of CommScope, Inc. of North Carolina since its spin off from General Instrument Corporation in 1997. Mr. Drendel previously served as president and chairman of CommScope, Inc. of North Carolina from 1986 to 1997 and chief executive officer of that company since 1976. He was a director of General Instrument Corporation until its merger with Motorola in January 2000. He is currently a director of Nextel Communications, Inc., C_SPAN and the National Cable Television Association. Mr. Drendel graduated from Northern Illinois University with a B.S. in marketing.

      Joseph R. Hardiman has served as a Director since July 2000. Mr. Hardiman served as the president and chief executive officer of the National Association of Securities Dealers, Inc. and its wholly owned subsidiary, The Nasdaq Stock Market, Inc., from September 1987 through January 1997. From 1975 through September 1987, Mr. Hardiman held various positions at Alex. Brown & Sons, including managing director and chief operating officer. Mr. Hardiman earned B.A. and LLB degrees from the University of Maryland. Mr. Hardiman serves on the boards of Intellectual Development Systems, Inc., the Flag Investors Funds, the ISI Funds, the Nevis Fund, the Brown Investment Advisory Trust Company, the Wit Soundview Group, Inc., the University of Maryland Foundation, the University of Maryland School of Law and The Nasdaq Stock Market Education Foundation. Previously, he served on the boards of the Depository Trust Company, the Securities Industry Foundation for Economic Education, the Securities Regulation Institution and the Center for the Study of the Presidency and as a member of the American Business Conference.

      Ossama R. Hassanein, Ph.D., has served as a Director since August 2000. Mr. Hassanein has been managing general partner of Newbury Ventures since September 1997, and founder and CEO of Advanced Computer Communications, a wide area network remote access company, since April 1990. From April 1984 to April 1990, he was an executive vice president of Berkeley International Capital, and from September 1976 to April 1984 he was director of system engineering and strategic marketing with NorTel. Mr. Hassanein co_founded and chaired the board of Technocom Ventures in Paris, a seed financing venture capital company managed by France Telecom. He is a director of several international communication technology companies including, NetCentrex and HighWave Optical Technologies in France, and he is chairman of both High Deal and nCipher in Cambridge, England. Mr. Hassanein received his B.A.Sc. in electrical engineering from the University of Alexandria, and completed his M.A.Sc. and Ph.D. programs in electrical engineering and M.B.A. in management sciences at the University of British Columbia.

      David S. Oros served as a Director since January 2001. Mr. Oros has been chairman and chief executive officer of Aether Systems, Inc., a provider of wireless data services, systems and software since he founded Aether in 1996. From 1994 until 1996, Mr. Oros was president of NexGen Technologies, L.L.C., a wireless software development company that contributed all of its assets to Aether. From 1992 until 1994, he was president of the Wireless Data Group at Westinghouse Electric. Prior to that, Mr. Oros spent from 1982 until 1992 at Westinghouse Electric directing internal research and managing large programs in advanced airborne radar design and development. He currently serves on the board of OmniSky Corporation. Mr. Oros received a B.S. in mathematics and physics from the University of Maryland.

      Michael C. Antone has served as Senior Vice President, Intellectual Property Counsel since June 2000 and as our Intellectual Property Counsel from February 1998 to June 2000. Mr. Antone was previously an intellectual property attorney in the law firm of Kirkpatrick and Lockhart, LLP, where his patent practice included optics and various other technologies. Mr. Antone was previously a senior engineer at Westinghouse Electric Corporation, where he received awards for his work in multi-discipline, mathematical performance and predictive modeling. Mr. Antone holds a law degree from Duquesne University and Masters and Bachelors degrees in Chemical Engineering from the University of Pittsburgh, as well as his Professional Engineer's License.

      Moise A. Augis has served as Senior Vice President, Business Development and Marketing since June 2000 and served as Vice President, Sales and Marketing from May 1998 to June 2000. From February 1996 to May 1998, Mr. Augis was Marketing and Sales Director North America for Alcatel Telecom's Optronics Division in Reston, Virginia. From November 1991 to January 1996, he held a number of marketing and sales positions in the long-distance equipment division of Alcatel. He has also worked for Philips Telecom and Thompson France where he was in charge of the deployment of large data communication networks. Mr. Augis holds a Masters degree in Electrical Engineering from Illinois Institute of Technology in Chicago, Illinois and a Masters degree in Telecommunications from the Institut National des Sciences Appliquees de Lyon in France.

      Rick J. Bakosh has served as our Senior Vice President, Global Sales since July 2000. From July 1999 to July 2000, he was Vice President of Sales for Tellabs, Inc.. From August 1997 to January 1999, Mr. Bakosh was a Vice President of Sales, at Ameritech Corporation (now SBC Communications) and from March 1989 to March 1997, he held various sales positions at General Electric Company. From February 1983 to March 1989, he held various sales positions with Xerox Corporation. Mr. Bakosh earned a B.S. in marketing from Southern Illinois University.

      Kris M. Boschert has served as our Vice President, Customer Satisfaction since June 2000. Prior to that, from January 1988 to May 2000 she held various positions at Sprint Corporation including

Assistant Vice President, Integration Management and most recently as Vice President of Network Engineering. At Sprint, she was responsible for the engineering, installation and budget management of long distance networks, as well as the management of long distance programs, software design and network design. Ms. Boschert earned a B.S. in Mechanical Engineering from the University of Missouri in 1985.

      Ghazi M. Chaoui, Ph.D. has served as our Vice President, Manufacturing since May 2000. From January 1999 to April 2000, Dr. Chaoui was the R&D Director of Lucent Technologies' Passive Optical Network Lab in Makuhari, Japan. From February 1997 to December 1998, Dr. Chaoui led the Lucent Technologies/Furukawa Electric Joint Venture FiNet as the President and Chief Executive Officer. From September 1994 to February 1997, he was the manager of manufacturing of high performance lasers for Lucent Technologies' Opto Electronics division. Dr. Chaoui's 15 years of management experience with Lucent Technologies (formerly AT&T Bell Laboratories) included responsibilities for the design and manufacturing of high performance opto-electronics active and passive components. Dr. Chaoui earned a Ph.D. in Robotics from the University of Rhode Island and a "Docteur Ingenieur" degree in Electrical Engineering from the Laboratoire d'Automatique et d'Analyse des Systemes of Toulouse, France, which belongs to the French Centre National de Recherche Scientifique. He also earned an M.B.A. from the Institut de Preparation aux Affaires-University Paul Sabatier (Toulouse, France).

      Timothy C. Dec has served as our Vice President, Chief Accounting Officer since June 2000 and he has been our Corporate Controller since June 1999. From December 1997 to June 1999, Mr. Dec was the Director of Accounting and Administration for Thermo Trilogy Corporation, a division of Thermo Electron, Inc., a Fortune 400 multinational company. From August 1995 to December 1997, he was the Corporate Controller of North American Vaccine, a publicly traded company. Prior to that, until August 1995, he was the Corporate Controller of Clark Construction Company. Mr. Dec is a C.P.A. and received an M.B.A. from American University in 1990 and a B.S. in Accounting from Mount St. Mary's College in 1980.

      Jerome F. Faul has served as Vice President, Business Development and Managing Director of Corvis Algety, since July 2000, when we acquired Algety Telecom S.A. He co-founder Algety in May 1999. From January 1997 to April 1998, he was Director for Strategic Planning at France Telecom's Network and Service Management division. From September 1991 to December 1996, he held several positions at CNET, the research and development center of France Telecom, including engineer and head of department in the field of network management for transport networks. From March 1990 to December 1990, Mr. Faul was a software development engineer at Radius Inc. Mr. Faul has two engineering degrees from Ecole Polytechnique and Ecole Nationale Superieure des Telecommunications de Paris in France.

      Thierry Georges, Ph.D. has served as Senior Vice President, Technology since July 2000 and as Chief Technology Officer of Corvis Algety since we acquired in June 2000. He was the founder, president and Chief Executive Officer of Algety Telecom, S.A. from April 1999 to June 2000. Dr Georges was previously a research scientist, then the director of advanced transmission laboratory in France Telecom from 1989 to 1999. He received his Ph.D. degree from Ecole Nationale Superieure des Telecommunications in 1994, Paris France and graduated from Ecole Nationale Superieure des Telecommunications in 1989 and from Ecole Polytechnique, Palaiseau, France in 1987.

      Raman Kashyap, Ph.D. has served as the Vice President, Corvis Canada since September 2000 and as a Principal Engineer from July 2000 to September 2000. From February 2000 to July 2000, Dr. Kashyap was employed by Corning Research Centre (previously Photonics Technology Research Centre, BT Labs), where he was the technical manager of fibre Bragg gratings, poling and other optical devices for telecommunication applications. From 1974 to July 2000, he worked in various positions at BT

      Laboratories in the United Kingdom. He also briefly worked at Corning Research Centre. He pioneered the development of fibre Bragg grating devices for Telecommunications while at BT Labs, and was instrumental in setting up a European-commission funded program on Bragg gratings. Dr. Kashyap is also currently a visiting Professor at King's College, University of London, as well as a visiting lecturer at Imperial College of Science and Technology, London, UK. He graduated with a BSc in Electronics from King's College, University of London, and a Ph.D. in physics from Essex University, UK.

      Robert L. Richmond has served as our Senior Vice President, Hardware Engineering since July 2000. Prior to this, since January 1991, he was an Assistant Vice President, Engineering at Hughes Network Systems where he had program, project, product and line management responsibilities for the design, development, manufacturing and support of a wide variety of communications products, including both hardware and software elements. From September 1981 to December 1991, Mr. Richmond held various positions at Hadron Inc. including Corporate Vice President, and since March 1983, President and Chief Executive Officer of Hadron CPD, Inc., a subsidiary company that develops satellite modems, communications simulators other military communications products used by the U.S. Government and selected foreign governments. He has also held positions at M/A-COM Communications, which later became Hughes Network Systems, where he was involved in product development, program and product line management and marketing support. He earned an AAET from Montgomery College in 1970 and a BSEE from the University of Maryland in 1973.

      Albert Risdorfer has served as our Vice President, Human Resources since December 2000. Previously, Mr. Risdorfer worked for nearly 18 years at Computer Sciences Corporation, a $10 Billion global IT services firm. He served there initially as its Defense Systems Division's Director of Human Resources, then later as Corporate Director of HR Planning and Development. Prior to Computer Sciences Corporation, he worked in various organizational development and human resource development roles for RCA, Conrail and Uni-Coll corporations. He holds a B.A. in philosophy from St. Charles Borromeo Seminary and an M.A. in Organization Development from Antioch University.

      Gil Tadmor has served as our Vice President, Software Engineering since March 1998. From April 1994 to March 1998, Mr. Tadmor served as an Implementation Manager for Hughes Information Technology Systems (a division of Hughes Aircraft). During his employment with Hughes, Mr. Tadmor was responsible for the development and deployment of large scale distributed information systems. Mr. Tadmor received a Masters in Computer Science from Johns Hopkins University in 1994 and an Engineering degree from the Technion in Haifa, Israel in 1985.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      Our common stock has been traded on the Nasdaq National Market under the symbol "CORV" since July 27, 2000. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported on the Nasdaq National Market for our common stock.

                                                                High      Low
                                                                ----      ---
Third Quarter (July 27, 2000 through September 30, 2000)..    $108.06  $ 61.05
Fourth Quarter (ending December 30, 2000).................    $ 70.56  $ 19.50

      As of March 16, 2001, there were 1,321 holders of record of our Common Stock.

Dividend Policy

      We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business condition and such other factors as the board of directors may deem relevant.

Item 6. Selected Financial Data.

      You should read the following selected consolidated financial data along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to those statements included elsewhere in "Item 8. Financial Statements and Supplementary Data." Operating results for historical periods are not necessarily indicative of the results that may be expected for future periods. During 1999, we changed our accounting reporting cycle from a calendar year-end to a manufacturing 52- or 53-week fiscal year-end, ending on the Saturday closest to December 31 in each year.

                                                 Period from
                                                 June 2, 1997             Year Ended
                                                 (inception) to -------------------------------------
                                                 December 31,  December 31,  January 1,  December 30,
                                                      1997       1998          2000          2000
                                                 -----------   ------------  ----------  ------------
Statement of Operations Data:
(in thousands except per share data)
Revenue .......................................   $     --      $     --      $      --      $    68,898
Cost of revenue ...............................         --            --             --           42,943
                                                  --------      --------      ---------      -----------
Gross profit ..................................         --            --             --           25,955
                                                  --------      --------      ---------      -----------
Operating expenses:
   Research and development, excluding
      equity-based expense ....................        249        15,746         41,565           88,874
   Sales and marketing, excluding equity-
      based expense ...........................         --           167          3,422           30,871
   General and administrative, excluding
      equity-based expense ....................        288         3,190         18,993           31,127
   Equity-based expense:
      Research and development ................         --            --            126           28,050
      Sales and marketing .....................         --            --          4,845           52,417
      General and administrative ..............         --            --             --           17,891
Amortization of intangible assets .............         --            --            173           46,746
Purchased research and development ............         --            --             --           42,230
                                                  --------      --------      ---------      -----------
Total operating expenses ......................        537        19,103         69,124          338,206
                                                  --------      --------      ---------      -----------
      Operating loss ..........................       (537)      (19,103)       (69,124)        (312,251)
Interest income (expense), net ................         43          (357)        (2,146)          28,640
                                                  --------      --------      ---------      -----------
      Net loss ................................   $   (494)     $(19,460)     $ (71,270)     $  (283,611)
                                                  ========      ========      =========      ===========
Basic and diluted net loss per common
   share ......................................   $  (0.02)     $  (0.86)     $   (2.33)     $     (1.80)
Weighted average number of common
   shares outstanding .........................     21,600        22,638         30,599          157,349

                                                 December 31,   December 31,  January 1,     December 30,
                                                      1997        1998           2000           2000
                                                 -----------   ------------  ----------      ------------

                  Balance Sheet Data:
                     (in thousands)
Cash and cash equivalents .....................   $  1,620      $  4,041      $ 244,597      $ 1,024,758
Working capital ...............................      1,552        (1,474)       236,839        1,172,040
Total assets ..................................      2,652         8,488        307,279        2,381,836
Notes payable and capital lease
   obligations, net of current portion ........         --         5,800         38,771           45,909
Total stockholders' equity (deficit) ..........      2,506        (2,968)       239,625        2,186,593


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      You should read the following discussion and analysis along with our consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors including the risks discussed in "Factors That May Affect Out Future Results" below and elsewhere in this report.

Overview

      We design, manufacture and market high performance optical communications systems that lower the overall cost of network ownership for service providers. Our all-optical products enable a fundamental shift in the design and efficiency of backbone networks by allowing for the transmission, switching and management of communications traffic entirely in the optical domain. Our products enable the creation of all-optical backbone networks that support transmission over long distances and eliminate the need for expensive and bandwidth-limiting electrical regeneration and switching equipment.

      From our inception on June 2, 1997 until July 2000, we were a development stage company. Our operating activities consisted primarily of research and development, product design, manufacturing and testing. We also recruited and trained our administrative, financial, marketing and customer support organization and established a direct sales force.

      We currently have three customers, Broadwing, Williams Communications and Qwest. During the first half of 2000, we shipped, installed and activated laboratory trial systems and field trial systems for both Broadwing and Williams Communications to allow for customer testing and inspection. In July 2000, we successfully completed the Broadwing Communications field trial and Broadwing agreed to purchase $200 million of our products and services over a two-year period. Throughout the remainder of 2000, we began the deployment of both transmission and switching equipment to Broadwing and built up finished goods inventory necessary to support customer orders in early 2001.

      In January 2001, the field trial system provided to Williams Communications was accepted and Williams Communications agreed to purchase up to $300 million of our products and services over a multi-year period.

      Qwest has agreed to purchase $150 million of our products, some of which are currently under development, over a two-year period beginning on the date that the products meet agreed-upon technical requirements. Qwest's purchase obligations are subject to our products being competitively priced and our ability to make products that meet agreed-upon technical requirements by the end of 2001.

      We are in discussions with other service providers to begin field trials and to purchase our products and services.

      Revenue. Revenue from product sales is recognized upon execution of a contract and the completion of all delivery obligations, provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved. Costs of revenues include the costs of manufacturing the Company's products and other costs associated with warranty and other contractual obligations, inventory obsolescence costs and overhead related to the Company's manufacturing, engineering, finishing and installation operations. Warranty reserves are determined based upon actual warranty cost experience, estimates of component failure rates and management's industry experience. Due to our limited customer base, significant quarterly fluctuations in revenue may result.

      Research and Development, Excluding Equity-Based Expense. Research and development, excluding equity-based expense consists primarily of salaries and related personnel costs, test and prototype expenses related to the design of our hardware and software products, laboratory units and facilities costs. All costs related to product development, both hardware and software, are recorded as expenses in the period in which they are incurred. Due to the timing and nature of the expenses associated with this process, significant quarterly fluctuations may result. We believe that research and development is critical in achieving current and future strategic product objectives. We expect that research and development expenses will continue to increase in the future as we continue to enhance our existing products and explore new or complementary technologies, and pursue various cost reduction strategies.

      Sales and Marketing, Excluding Equity-Based Expense. Sales and marketing, excluding equity-based expense consists primarily of salaries and related personnel costs, laboratory trial systems provided to customers, trade shows, other marketing programs and travel expenses. We intend to continue to adjust our sales operations in order to increase market awareness and acceptance of our products. We also expect to initiate additional marketing programs to support our current products. Our success depends on establishing and maintaining key customer relationships. In order to achieve this objective, we expect to expand our customer service and support organization. We anticipate that our sales and marketing expenses will continue to increase in the future, but at lower rates than seen in prior periods.

      General and Administrative, Excluding Equity-Based Expense. General and administrative, excluding equity-based expense consists primarily of salaries and related personnel costs, information systems support, recruitment expenses and facility demands associated with establishing the proper infrastructure to support our organization. This infrastructure consists of executive, financial, legal, information systems and other administrative responsibilities. We anticipate that these costs will continue to increase in the future, but at lower rates than seen in prior periods.

      Since our inception, we have incurred significant losses, and as of December 30, 2000, we had an accumulated deficit of $374.8 million. We do not expect to be cash flow positive before at least 2002. We have a lengthy sales cycle for our products and accordingly expect to incur significant research and development, sales and marketing and general and administrative expenses before we realize related revenue. As a result, we will need to generate significant revenue to achieve and maintain profitability.

      During 1999, we changed our accounting reporting period from a calendar year-end to a manufacturing 52- or 53-week fiscal year-end, ending on the Saturday closest to December 31 in each year.

Results of Operations

      Year ended December 30, 2000 compared to year ended January 1, 2000

      Revenue. Revenue increased to $68.9 million for the fiscal year ended December 30, 2000 from zero for the fiscal year ended January 1, 2000. The increase in revenue is attributable to the acceptance of a field trial system and the subsequent sale of network hardware and software to Broadwing under a $200 million two-year purchase agreement.

      Gross Profit. Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. Gross profit was $26.0 million for the year ended December 30, 2000. Gross margin as a percentage of revenues was 37.7%.

      Research and Development, Excluding Equity-Based Expense. Research and development expenses, excluding equity-based expense, increased to $88.9 million for the year ended December 30, 2000 from $41.6 million for the year ended January 1, 2000. The increase in expenses was primarily attributable to significant increases in headcount and increased expenses associated with prototype development and laboratory materials.

      Sales and Marketing, Excluding Equity-Based Expense. Sales and marketing expenses, excluding equity-based expense, increased to $30.9 million for the year ended December 30, 2000 from $3.4 million for the year ended January 1, 2000. The increase in expenses was primarily attributable to significant increases in headcount, increases in promotional and trade show activities and expenses related to laboratory systems provided to current and potential customers.

      General and Administrative, Excluding Equity-Based Expense. General and administrative expenses increased to $31.1 million for the year ended December 30, 2000 from $19.0 million for the year ended January 1, 2000. The increase in expenses was primarily attributable to increases in salaries and related benefits due to the hiring of additional personnel and increased expenses incurred during the development of manufacturing processes.

      Equity-based Expense. Equity-based expense related to research and development, sales and marketing and general and administrative functions for the year ended December 30, 2000 increased to $98.4 million from $5.0 million in the year ended January 1, 2000. The increase in equity-based compensation resulted from options granted with exercise prices below fair value at the date of grant as well as expenses recognized upon the waiving of certain forfeiture provisions contained in warrants granted to certain customers.

      Amortization of Intangible Assets. Amortization of intangible assets expenses increased to $46.7 million for the year ended December 30, 2000 from $0.2 million for the year ended January 1, 2000. The increase was primarily attributable to the amortization of intangibles resulting from our recent acquisition of Algety Telecom S.A., which resulted in approximately $876.7 million in goodwill that is being amortized over five years.

      Interest Income (Expense), Net. Interest income, net of interest expense, increased to $28.6 million for the year ended December 30, 2000 from $2.1 million of net interest expense for the year ended January 1, 2000. The increase was primarily attributable to higher invested cash balances from the proceeds of the initial public offering and other private placements, offset in part by interest incurred under various credit facilities.

      Year ended January 1, 2000 compared to year ended December 31, 1998

      Revenue. We recognized no revenue in either period.

      Research and Development, Excluding Equity-Based Expense. Research and development expenses, excluding equity-based expense, increased to $41.6 million for the year ended January 1, 2000 from $15.7 million for the year ended December 31, 1998. The increase in expenses was primarily attributable to salaries and related benefits due to the hiring of additional personnel, prototype and laboratory materials, facilities costs and information systems support costs.

      Sales and Marketing, Excluding Equity-Based Expense. Sales and marketing expenses, excluding equity-based expense, increased to $3.4 million for the year ended January 1, 2000 from $0.2 million for the year ended December 31, 1998. The increase in expenses was primarily attributable to salaries and related benefits due to the hiring of additional personnel, promotional and trade show expenses.

      General and Administrative, Excluding Equity-Based Expense. General and administrative expenses, excluding equity-based expense, increased to $19.0 million for the year ended January 1, 2000 from $3.2 million for the year ended December 31, 1998. The increase in expenses was primarily attributable to professional fees, personnel and related benefits due to the hiring of additional personnel and information system support costs.

      Equity-based Expense. Equity-based expense related to research and development and sales and marketing for the year ended January 1, 2000 increased to $5.0 million from zero in the year ended December 31, 1998. The increase in equity-based compensation resulted from expenses recognized upon the waiving of certain forfeiture provisions contained in warrants granted to certain customers as well as options granted with exercise prices below fair value at the date of grant.

      Amortization of Intangible Assets. Amortization of intangible assets expenses increased to $0.2 million for the year ended January 1, 2000 from zero for the year ended December 31, 1998. The increase was primarily attributable to amortization associated with our acquisition of Kromafibre, Inc.

      Interest Income (Expense), Net. Interest expense, net of interest income, increased to $2.1 million for the year ended January 1, 2000 from $0.4 million for the year ended December 31, 1998. Interest expense increased for the year ended January 1, 2000 as a result of increased borrowings under new and existing credit facilities, offset in part by an increase in interest income primarily attributable to proceeds from private placements.

Liquidity and Capital Resources

      Since inception through December 30, 2000, we have financed our operations, capital expenditures and working capital primarily through public and private sales of our capital stock, borrowings under credit and lease facilities and cash generated from operations. At December 30, 2000, our cash and cash equivalents totaled $1,024.8 million.

      Net cash used in operating activities was $235.0 million, $71.8 million and $16.2 million for the years ended December 30, 2000, January 1, 2000 and December 31, 1998, respectively. Cash used in operating activities for the year ended December 30, 2000 was primarily attributable to a net loss of $283.6 million and $195.4 million of inventory increases, partially offset by an increase in accounts payable of $79.7 million and non-cash expense items including purchased research and development of $42.2 million and equity-based expense of $98.4 million.

      Net cash used in investing activities for the years ended December 30, 2000, January 1, 2000 and December 31, 1998 was $68.2 million, $14.0 million and $1.7 million, respectively. The increase in net cash used in investing activities for the year ended December 30, 2000 was primarily attributable to purchases of manufacturing and test equipment, information systems equipment and office equipment, partially offset by cash acquired in the Algety purchase. We are currently expanding our production and research facilities and have executed agreements with our existing landlords to build-out and improve additional facilities.

      Net cash provided by financing activities for the year ended December 30, 2000 was $1,084.3 million, primarily attributable to proceeds from our initial public offering and other private placements. Net cash provided by financing activities for the year ended January 1, 2000 was $326.3 million, primarily attributable to private placements, and the issuance of notes payable, offset in part by the payment of debt and an increase in restricted cash. Net cash provided by financing activities for the year ended December 31, 1998 was $20.4 million, primarily attributable to private placements and the proceeds from the issuance of notes payable.

      As of December 30, 2000, long-term restricted cash totaled $46.3 million, of which $43.5 million represents cash held as security under a note payable. This restriction will be released upon repayment of the note that is due in November 2002. In addition, as of December 30, 2000, we had outstanding irrevocable letters of credit aggregating $2.8 million relating to lease obligations for various manufacturing and office facilities and other business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each respective lease term or agreement term.

      We continue to evaluate our need to acquire additional production and administrative facilities to accommodate our expanding operations. We expect our expenditures associated with this expansion to be significant over the next several years. In addition, we have purchased and hold certain critical components in anticipation of future orders. A significant price increase or a shortage of these parts could adversely affect our liquidity, capital resources, and results of operations.

      Due to competitive economic conditions pressures, we may be required to sell our product to future customers at lower margins or be required to provide customers with financing which could result in reduced gross margins, extended payment terms or delayed revenue recognition, all of which could have a negative impact on our liquidity, capital resources and results of operations.

      Our liquidity will also be dependent on our ability to manufacture and sell our products. Changes in the timing and extent of the sale of our products will affect our liquidity, capital resources and results of operations. We currently have three customers that could provide substantially all of our revenues for the near future. The loss of any of these customers, any substantial reduction in current or anticipated orders or an inability to attract new customers, could materially adversely affect our liquidity and results of operations. We plan to diversify our customer base by seeking new customers both domestically and internationally.

      If cash on hand and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. To the extent that we raise additional capital through the sale of equity or debt securities, the issuance of such securities could result in dilution to our existing shareholders. If additional funds are raised through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Increasingly, as a result of the financial demands of major network deployments, service providers are looking to their suppliers for financing assistance. From time to time, we may provide or commit to extend credit or credit support to our customers as we consider appropriate in the course of our business.

Ciena Litigation

      On July 19, 2000, Ciena Corporation ("Ciena") filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, an unspecified amount of damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. A trial date has been set for April 1, 2002. We are currently in the discovery phase of the litigation. We intend to defend ourselves vigorously against these claims and we believe that we will prevail in this litigation. An adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by us, or could include terms in addition to payments, such as a redesign of some of our products, which could have a material adverse effect on our business, financial condition and results of operations. If we are required to redesign our products, we have to stop selling our current products until they have been redesigned. We believe that defense of the lawsuit may be costly and may divert the time and attention of some members of our management.

Recent Acquisitions

      Algety Telecom S.A.

      On July 1, 2000, we acquired Algety Telecom S.A., a French company that develops and markets high capacity, high speed optical transmission equipment. Algety, based in Lannion, France, was formed in April 1999, and was a development stage company with no revenue.

      At the initial closing on July 1, 2000, we delivered to the Algety shareholders 1,301,822 shares of our Series I convertible preferred stock, which converted into 15,621,858 shares of common stock upon the closing of our initial public offering. We also delivered 348,402 shares of Series I convertible preferred stock to our escrow agent to secure potential warranty claims, which converted into 4,180,824 shares of common stock upon the closing of our initial public offering. In addition, we placed into escrow 2,275,032 shares of common stock that will be released contingent upon satisfaction of certain minimum employment terms for certain Algety employees. We incurred approximately $1.0 million of transaction costs relating to the transaction.

      On November 3, 2000, consistent with the terms of the acquisition agreement, the Company completed a second closing in which an additional 11,385,358 shares of common stock were delivered to the former Algety stockholders. Total value of all shares delivered in the first and second closings was $947.1 million.

      We have accounted for the acquisition using the purchase method whereby the net tangible and identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the date of acquisition. The excess of the aggregate purchase price over the estimated fair value of net assets acquired of $876.7 million, based upon the purchase price allocation, is being amortized on a straight-line basis over five years. In addition, $42.2 million of the purchase price was allocated to in-process research and technology and was expensed immediately.

      Baylight Networks, Inc.

      On May 19, 2000, we acquired Baylight, a company that designs optical network access systems and subsystems. Baylight was formed in February 2000 and was a development stage company with no revenue. In consideration for all of the outstanding shares of Baylight, we assumed $0.1 million of Baylight liabilities and placed in escrow 2,400,012 shares of common stock for release over the term of three-year employment agreements with the former Baylight shareholders. We have accounted for the acquisition using the purchase method. Accordingly, the operating results of Baylight are included in our financial results from the date of acquisition. The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed is based on an internal analysis of the fair value of the assets and liabilities of Baylight. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $0.1 million is being amortized on a straight-line basis over five years. We are recognizing compensation expense over the terms of the employment agreements equal to the fair value of the shares to be issued.

      Corvis Canada, Inc.

      On July 6, 1999, we purchased all of the outstanding common stock of Corvis Canada, Inc., a Canadian company formerly known as Kromafibre, Inc., for 211,928 shares of Series D convertible preferred stock valued at approximately $1.9 million. Corvis Canada develops fiber optic technology that we use in some of our products. We accounted for the acquisition using the purchase method. Accordingly, the operating results of Corvis Canada have been included in our results since the date of our acquisition of Corvis Canada. We are amortizing the excess of the aggregate purchase price over the fair value of net assets acquired of approximately $1.7 million on a straight-line basis over five years.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for SFAS No. 133," will be effective for our fiscal year ending December 29, 2001. We believe that the adoption of SFAS No. 133 and SFAS No. 137 will not have a material effect on our consolidated financial statements.

      In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to the securitization transactions and collateral for fiscal years ending after December 15, 2000. We are reviewing the provisions of SFAS No. 140.

Factors that May Affect Our Future Results

Risks Related to Our Financial Results

We have incurred significant losses since inception and expect to continue to incur losses in the future, all of which may adversely affect the market price of our common stock.

      We have incurred significant net losses since inception. As of December 30, 2000, we had an accumulated deficit of $374.8 million. We cannot be certain that we will achieve or maintain profitability. We have large fixed expenses and expect to continue to incur significant and increasing manufacturing, research and development, sales and marketing, administrative and other expenses in connection with the continued development and expansion of our business. As a result, we will need to generate significant revenue to achieve and maintain profitability. We do not expect to be cash flow positive before at least 2002.

Our early stage of development makes it difficult to evaluate our business and prospects.

      We were incorporated in June 1997 and began operations in August 1997. Because we have only recently begun commercial sales of our products, our revenue and profit potential is unproven and our limited operating history makes it difficult for you to evaluate our business and prospects. Further, due to our limited operating history, we have difficulty accurately forecasting our revenue, and we have limited historical financial data upon which to base operating expense budgets. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face as a company in an early stage of development in a new and rapidly-evolving industry.

The unpredictability of our quarterly results may adversely affect the trading price of our common stock.

      Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause the price of our common stock to fluctuate. The primary factors that may affect us include the following:

      o     loss of customers;

      o     fluctuation in demand for optical network products;

      o     the length and variability of the sales cycle for our products;

      o     the timing and size of sales of our products;

      o our ability to attain and maintain production volumes and quality levels for our products;

      o our ability to obtain sufficient supplies of sole or limited source components;

      o changes in our pricing policies or the pricing policies of our competitors;

      o     increases in the prices of the components we purchase;

      o new product introductions and enhancements by our competitors and us;

      o our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

      o     the timing and magnitude of prototype expenses;

      o     our ability to attract and retain key personnel;

      o     our sales of common stock or other securities in the future;

      o     costs related to acquisitions of technology or businesses; and

      o general economic conditions as well as those specific to the communications, Internet and related industries.

      Our operating expenses are largely based on anticipated organizational growth and revenue trends and a high percentage of our expenses are, and will continue to be, fixed. As a result, a delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses. It is possible that in some future quarters our operating results may be below the expectations of analysts and investors. In this event, the price of our common stock will likely decrease.

The long and variable sales cycles for our products may cause revenue and operating results to vary significantly from quarter to quarter, which may adversely affect the trading price of our common stock.

      Our products are designed to enable all-optical transmission and switching of data traffic over long distances. We expect that customers who purchase our products will do so as part of a large-scale deployment of these products across their networks. As a result, a customer's decision to purchase our all-optical network products will involve a significant commitment of its resources. A lengthy testing and product qualification process, a portion of which is funded by us, will precede any final decision to purchase our products. Throughout this sales and qualification cycle, we will spend considerable time and expense educating and providing information to prospective customers about the uses and features of our products.

      The timing of deployment of our products may vary widely and will depend on the specific network deployment plan of the customer, the installation skills of the customer, the complexity of the customer's network environment and the degree of hardware and software configuration necessary. Customers with substantial or complex networks have traditionally expanded their networks in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict the timing or size of these sales and deployment cycles. Long sales cycles, as well as our expectation that customers will tend to place large orders sporadically with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter.

We currently have three customers and we expect that substantially all of our revenue will be generated from a limited number of customers.

      The target customers for our products are service providers that operate backbone communications networks. There are only a limited number of potential customers in our target market. We currently have three customers who have signed agreements to purchase our products. Each of these agreements contains significant obligations, the breach of which could result in termination of the agreement. Our agreement with Qwest Communications Corporation will terminate if, among other circumstances, our products do not meet the agreed technical specifications. We expect that in the future substantially all of our revenue will depend on sales of our optical network products to a limited number of potential customers. The rate at which customers purchase products from us will depend, in part, on the increasing demand for bandwidth by service providers' customers. Any failure of service providers to purchase products from us for any reason, including any downturn in their business, would seriously harm our business, financial condition and results of operations.

We depend on our key personnel to manage our business effectively in a rapidly changing market. If we are unable to retain our key employees, our business, financial condition and results of operations could be harmed.

      Our future success depends upon the continued services of our executive officers and other key engineering, manufacturing, operations, sales, marketing and support personnel who have critical industry experience and relationships that we rely on to implement our business plan. We do not have key person life insurance policies covering any of our employees. The loss of the services of any of our key employees, including Dr. David Huber, our founder, President and Chief Executive Officer, could delay the development and production of our products and negatively impact our ability to maintain customer relationships, which would harm our business, financial condition and results of operations.

We do not have significant experience in international markets and may have unexpected costs and difficulties in developing international revenue.

      We plan to expand the marketing and sales of our products internationally. This expansion will require significant management attention and financial resources to successfully develop international sales and support channels. We have developed a sales and marketing staff outside of the United States. International operations may be subject to certain risks and challenges that could harm our results of operations, including:

      o     fluctuations in exchange rates;

      o     changes in regulatory requirements in the communications industry;

      o expenses associated with developing and customizing our products for foreign countries;

      o tariffs, quotas and other import restrictions on communications products;

      o greater difficulty in accounts receivable collection and longer collection periods;

      o     difficulties and costs of staffing and managing foreign operations;

      o     reduced protection for intellectual property rights;

      o     potentially adverse tax consequences;

      o     longer sales cycles for our products;

      o compliance with international standards that differ from domestic standards; and

      o     political and economic instability.

Risks Related to the Growth of Our Industry

The market for all-optical backbone network products is new and uncertain and our business will suffer if it does not develop as we expect.

      Most service providers have made substantial investments in their current network infrastructure, and they may elect to remain with current network architectures or to adopt new architectures in limited stages or over extended periods of time. A decision by a customer to purchase our all-optical products will involve a significant capital investment. We will need to convince these service providers of the benefits of our all-optical network products for future network upgrades or expansions. We cannot be certain that a viable market for our products will develop or be sustainable. If this market does not develop, or develops more slowly than we expect, our business, financial condition and results of operations would be seriously harmed.

The market we serve is highly competitive and, as an early stage company, we may not be able to achieve or maintain profitability.

      Competition in the backbone network communications equipment market is intense. This market has historically been dominated by large companies, such as Alcatel, Ciena, Cisco Systems, Lucent Technologies, NEC and Nortel Networks. We may face competition from other large communications companies who may enter our market. In addition, a number of private companies have announced plans for new all-optical products to address the same network needs that our products address. Due to several factors including the lengthy sales cycle, testing and deployment process and manufacturing constraints associated with large-scale deployments of our products, we may lose any advantage that we might have by being an early provider of all-optical network products prior to achieving market penetration. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and sales and marketing resources than we do and may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more vendor financing than we can. Moreover, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that compete with our products or render our products obsolete. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter our markets, further intensifying competition.

      In order to compete effectively, we must deliver products that:

      o     provide extremely high reliability;

      o increase network capability easily and efficiently with minimum disruption;

      o     operate with existing equipment and network designs;

      o reduce the complexity of the network in which they are installed by decreasing the amount of equipment required;

      o     provide effective network management;

      o     reduce operating costs; and

      o     provide an overall cost-effective solution for service providers.

      In addition, we believe that a knowledge of the infrastructure requirements applicable to service providers, experience in working with service providers to develop new services for their customers, and an ability to provide vendor financing are important competitive factors in our market. We have limited knowledge of service providers' infrastructure requirements and limited experience in working with service providers to develop new services. We currently provide only a limited vendor-sponsored financing program. Many of our competitors, however, are able to offer more complete financing programs, which may influence prospective customers to purchase from our competitors rather than from us.

      If we are unable to compete successfully against our current and future competitors, we may have difficulty obtaining customers, and we could experience price reductions, order cancellations, increased expenses and reduced gross margins, any one of which would harm our business, financial condition and results of operations.

The communications industry is subject to government regulations which could harm our business.

      The Federal Communications Commission, or FCC, has jurisdiction over the entire communications industry and, as a result, our products and our customers' products, are subject to FCC rules and regulations. Current and future FCC rules and regulations affecting communications services, our products or our customers' businesses or products could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international service providers in the future. Delays caused by our compliance with regulatory requirements could result in postponements or cancellations of product orders, which would harm our business, results of operations and financial condition. Further, we cannot be certain that we will be successful in obtaining or maintaining any regulatory approvals that may, in the future, be required to operate our business.

Risks Related to Our Product Manufacturing

We have limited manufacturing experience and unproven manufacturing capabilities. If we are unable to adjust our manufacturing capacity in a timely manner or if we do not accurately project demand, we will not achieve or maintain profitability.

      Our future operating results will depend on our ability to develop and manufacture our products cost-effectively. To do so, we will have to develop manufacturing processes that will allow us to produce sufficient quantities of products at competitive prices. We have limited manufacturing experience and have only used our current facilities for limited quantities of commercial products. Furthermore, our current facilities may not be sufficient for producing the volume of products required on a timely basis by our customers. Due to the complexities of the optical product manufacturing process, we may be unable to supplement our internal manufacturing capability by outsourcing manufacturing of our products to meet demand.

      If we are unable to adjust our manufacturing capacity in a timely manner or if we do not accurately project demand, we will have insufficient capacity or excess capacity, either of which will seriously harm our business. There are numerous risks associated with adjusting our manufacturing capabilities, including the following:

      o the inability to purchase and install the necessary manufacturing equipment;

      o     the scarcity and cost of manufacturing personnel;

      o difficulties in achieving adequate yields from new manufacturing lines; and

      o     the scarcity and cost of certain components.

      Our manufacturing facilities and related capital expenditures assume a level of customer orders that we may not realize or, if we do realize, may not be sustained over multiple quarters. If we do not receive anticipated levels of customer orders, our gross margins will decline and we will not be able to reduce our operating expenses quickly enough to prevent a decline in our operating results.

We are dependent on sole source and limited source suppliers for several key components. If we are unable to obtain these components on a timely basis, we will be unable to meet our customers' product delivery requirements, which would harm our business.

      We currently purchase several key components from single or limited sources. From time to time, there have been industry-wide shortages of some optical components due to rapidly increasing demand. For some of these components, there can be waiting periods of six months or more between placement of an order and receipt of the components. If any of our sole or limited source suppliers experiences capacity constraints, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule. We currently have no long-term supply contracts for certain of our key components. Our suppliers may enter into exclusive arrangements with our competitors, be acquired by our competitors, stop selling their products or components to us at commercially reasonable prices, refuse to sell their products or components to us at any price or be unable to obtain or have difficulty obtaining components for their products from their suppliers, and we may be unable to develop alternative sources for the components. Even if alternate suppliers are available to us, identifying them is often difficult and time consuming. If we do not receive critical components from our suppliers in a timely manner, we will be unable to manufacture our products in a timely manner and would, therefore, be unable to meet customers' product delivery requirements. Any failure to meet a customer's delivery requirements could harm our reputation and decrease our sales, which would harm our business, financial condition and results of operations.

Some of our competitors are also our suppliers and if our supply relationship with them deteriorates, it could harm our business.

      Some of our component suppliers are both our primary source for those components and major competitors in the market for communications equipment. For example, we buy some of our key components from Lucent and Alcatel, each of which offers communications systems and equipment that compete with our products. Our business, financial condition and results of operations could be harmed if these supply relationships were to change in any manner adverse to us.

Risks Related to Our Products

Because optical products are complex and are deployed in complex environments, our products may have defects that we discover only after full deployment, which could seriously harm our business.

      Optical products are complex and are designed to be deployed in large quantities across complex networks. Because of the nature of the products, they can only be fully tested when completely deployed in large networks with high amounts of traffic. Our customers may discover errors or defects in the hardware or the software, or our products may not operate as expected, after they have been fully deployed. If we are unable to fix defects or other problems that may be identified in full deployment, we would experience:

      o     loss of, or delay in, revenue and loss of market share;

      o     loss of existing customers;

      o     failure to attract new customers or achieve market acceptance;

      o     diversion of development resources;

      o     increased service and warranty costs;

      o     legal actions by our customers; and

      o     increased insurance costs.

      The occurrence of any of these problems would seriously harm our business, financial condition and results of operations. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers or could negatively affect market acceptance for our products. Our customers could also seek damages for losses from us, which, if they were successful, would seriously harm our business, financial condition and results of operations. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly and would put a strain on our management and resources.

Our business will suffer if we do not respond rapidly to technological changes.

      The market for backbone network communications equipment is characterized by rapid technological change, frequent new product introductions and changes in customer requirements. We may be unable to respond quickly or effectively to these developments. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete, which would harm our business, financial condition and results of operations.

      In developing our products, we have made, and will continue to make, assumptions about the industry standards that may be adopted by our competitors and potential customers. If the standards adopted are different from those which we have chosen to support, market acceptance of our products may be significantly reduced or delayed and our business will be seriously harmed. In addition, the introduction of products incorporating new technologies and the emergence of new industry standards could render our existing products obsolete. In order to introduce products incorporating new technologies and new industry standards, we must be able to gain access to the latest technologies of our suppliers, other network vendors and our potential customers. Any failure to gain access to the latest technologies would seriously harm our business, financial condition and results of operations.

Our business will suffer if our current and future products do not meet specific customer requirements.

      Customers may require product features and capabilities that our current products do not have. To achieve market acceptance for our products, we must anticipate and adapt to customer requirements and offer products and services that meet customer demands. Our failure to develop products or offer services that satisfy customer requirements would seriously harm our business, financial condition and results of operations.

      We intend to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older to newer products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to effectively manage this transition would harm our business, financial condition and results of operations.

Our business will be adversely affected if we are unable to protect our intellectual property rights from third-party challenges.

      We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

We are involved in an intellectual property dispute and in the future we may become involved in similar disputes, which could subject us to significant liability, divert the time and attention of our management and prevent us from selling our products.

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

      We or our customers may be a party to additional litigation in the future to protect our intellectual property or to respond to allegations that we infringe others' intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers against the alleged infringement. If we are unsuccessful in any intellectual property litigation, we could be subject to significant liability for damages and loss of our proprietary rights. Intellectual property litigation, regardless of its success, would likely be time consuming and expensive to resolve and would divert management time and attention. In addition, we could be forced to do one or more of the following:

      o stop selling, incorporating or using our products that include the challenged intellectual property;

      o obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

      o     redesign those products that use the technology.

      If we are forced to take any of these actions, our business would be seriously harmed.

If necessary licenses of third-party technology are not available to us or are very expensive, our business would be seriously harmed.

      We currently license technology, and from time to time we may be required to license additional technology, from third parties to sell or develop our products and product enhancements. We cannot assure you that our existing and future third-party licenses will be available to us on commercially reasonable terms, if at all. Our inability to maintain or obtain any third-party license required to sell or develop our products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously harm our business, financial condition and results of operations.

Risks Related to the Development of Our Business

Our business will suffer if we do not adjust our sales organization and our customer service and support operations.

      Our products and services require a sophisticated sales effort targeted at a limited number of key individuals within our prospective customers' organizations. Our success will depend, in part, on our ability to develop and manage these relationships. This effort requires specialized sales personnel as well as experienced sales engineers. Competition for these individuals is intense because there are a limited number of people available with the necessary technical skills and understanding of our market. When we hire them or contract for these personnel, they may require extensive training in our network products. We might not be able to hire the kind and number of sales personnel and sales engineers required for us to be successful. If we are unable to adjust our sales, customer service and support operations, we may not be able to effectively market our products, which may prevent us from achieving and maintaining profitability.

      We believe our future success will also depend in large part upon our ability to identify, attract and retain highly skilled managerial, engineering, sales and marketing and finance personnel. Competition for these individuals is also intense in our industry. We may not succeed in identifying, attracting and retaining personnel. Further, competitors and other entities may attempt to recruit our employees. If we are unable to hire any of these required personnel and expand our corporate infrastructure, we may not be able to increase sales of our products, which would seriously harm our business, financial condition and results of operations.

To date, two of our customers have acquired an equity interest in our company, and our third customer holds a warrant to purchase our common stock. If we discontinue this practice of selling equity to our customers, we may not attract new customers.

      Two of our customers have purchased an equity interest in our company, and our third customer holds a warrant to purchase our common stock. Although these customers purchased the equity interests at fair value and the warrant has an exercise price equal to the fair value on the date of grant, the opportunity to invest in our company provided these customers with an additional incentive to purchase our products. It is unlikely that we will offer this opportunity to prospective customers, which may hurt our ability to sell our products.

Our business will suffer if we fail to properly manage our growth and continually improve our internal controls and systems.

      We have expanded our operations rapidly since our inception. We continue to adjust the scope of our operations, as well as broaden our in-house manufacturing and customer support capabilities, develop new distribution channels and fund greater levels of research and development. Our growth has placed, and our anticipated growth will continue to place, a significant strain on our management and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. In order to manage our growth properly, we must:

      o     retain existing personnel;

      o hire, train, manage and retain additional qualified personnel, including engineers and research and development personnel;

      o     manage our manufacturing operations, controls and reporting systems;

      o effectively manage multiple relationships with our customers, suppliers and other third parties; and

      o implement additional operational controls, reporting and financial systems and procedures.

      Failure to do any of the above in an efficient and timely manner could seriously harm our business, financial condition and results of operations.

If we become subject to unfair hiring claims we could incur substantial costs in defending ourselves or our management's attention could be diverted away from our operations.

      Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We have received claims of this kind in the past, and we cannot assure you that we will not receive claims of this kind in the future as we seek to hire qualified personnel or that those claims will not result in material litigation. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of the claims. In addition, defending ourselves from such claims could divert the attention of our management away from our operations.

Any acquisitions we make could disrupt our business and seriously harm our financial condition.

      We may, from time to time, consider investments in complementary companies, products or technologies. We have recently acquired two companies, and we may acquire additional businesses, products or technologies in the future. In the event of any future acquisitions, we could:

      o issue stock that would dilute our current stockholders' percentage ownership;

      o     incur debt;

      o     assume liabilities;

      o incur amortization expenses related to goodwill and other intangible assets; or

      o     incur large and immediate write-offs.

      Our operation of any acquired business will also involve numerous risks, including:

      o problems combining the acquired operations, technologies or products;

      o     unanticipated costs;

      o     diversion of management's time and attention from our core business;

      o adverse effects on existing business relationships with suppliers and customers;

      o risks associated with entering markets in which we have no or limited prior experience; and

      o potential loss of key employees, particularly those of acquired companies.

      We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future. Any failure to do so could seriously harm our business, financial condition and results of operations.

We may need additional capital to fund our existing and future operations. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development and marketing and sales efforts, which would harm our business, financial condition and results of operations.

      The development, marketing and sales of new products is expected to require a significant commitment of resources. We may incur significant operating losses or expend significant amounts of capital if:

      o     the market for our products develops more slowly than anticipated;

      o     we fail to establish market share or generate revenue;

      o     our capital expenditure forecasts change or prove inaccurate; and

      o we need to respond to unforeseen challenges or take advantage of unanticipated opportunities.

      As a result, we may need to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or debt securities, the issuance of such securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development and marketing and sales efforts, which would harm our business, financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

      We maintain a portfolio of cash equivalents in a variety of securities including: commercial paper, certificates of deposit, money market funds and government and non-government debt securities. Substantially all amounts are in money market funds, the value of which is generally not subject to interest rate changes. The other available-for-sale securities are subject to interest rate risk and may fall in value if market interest rates increase, however, because of the short-term nature of these investments, we do not believe the risk is significant. Our long-term debt obligations bear fixed interest rates. As such, we have minimal cash flow exposure due to general interest rate changes associated with our long-term debt obligations.

Exchange Rate Sensitivity

      We have two wholly owned subsidiaries which use a foreign currency as their functional currency and are translated into U.S. dollars. The functional currency of Algety is the French Franc and Corvis Canada's functional currency is the Canadian dollar, respectively. As such, we are exposed to risk related to the adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. For the year ended December 30, 2000, we recognized a foreign currency translation gain of $60.2 million as part of Other Comprehensive Income.

Item 8. Financial Statements and Supplementary Data.

                               INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Corvis Corporation and subsidiaries:

      We have audited the accompanying consolidated balance sheets of Corvis Corporation and Subsidiaries as of January 1, 2000 and December 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1998, January 1, 2000 and December 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corvis Corporation and Subsidiaries as of January 1, 2000 and December 30, 2000, and the results of their operations and their cash flows for the years ended December 31, 1998, January 1, 2000 and December 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                 /s/ KPMG LLP

McLean, Virginia
January 23, 2001, except as to
   Note 13(b) which is as
   of March 5, 2001

                               CORVIS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                (Dollars in thousands, except per share amounts)

                                                                                      January 1,   December 30,
                                                                                         2000         2000
                                                                                      ----------   ------------
ASSETS
Current assets:
       Cash and cash equivalents ..................................................   $ 244,597    $ 1,024,758
       Restricted cash ............................................................       2,103             --
       Trade accounts receivable ..................................................          --         16,085
       Inventory, net .............................................................      15,869        219,414
       Other current assets .......................................................       1,641         26,802
                                                                                      ---------    -----------
           Total current assets ...................................................     264,210      1,287,059

Restricted cash, long-term ........................................................      15,000         46,292
Property and equipment, net .......................................................      22,355        106,681
Goodwill and other intangible assets, net .........................................          --        929,204
Other long-term assets, net .......................................................       5,714         12,600
                                                                                      ---------    -----------
           Total assets ...........................................................   $ 307,279    $ 2,381,836
                                                                                      =========    ===========

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:

      Notes payable, current portion ..............................................   $  15,287    $     1,438
      Capital lease obligations, current portion ..................................       1,587          1,841
      Accounts payable ............................................................       6,823         90,995
      Accrued expenses ............................................................       3,674         20,745
                                                                                      ---------    -----------
           Total current liabilities ..............................................      27,371        115,019

Noncurrent liabilities:
      Notes payable, net of current portion .......................................      35,807         44,529
      Capital lease obligations, net of current portion ...........................       2,964          1,380
      Other long-term liabilities .................................................       1,511          4,315
                                                                                      ---------    -----------
           Total liabilities ......................................................      67,653        165,243

Commitments and contingencies
Redeemable stock ..................................................................          --         30,000
Stockholders' equity:
      Series A convertible preferred stock; $0.01 par value; 1,550,000 shares authorized, 1,550,000 issued and outstanding at January 1, 2000; no
         shares authorized, issued or outstanding at December 30, 2000.............          16             --
      Series B convertible preferred stock; $0.01 par value; 6,685,931 shares authorized, 6,328,955 issued and outstanding at January 1, 2000; no
         shares authorized, issued or outstanding at December 30, 2000 ............          63             --
      Series C convertible preferred stock; $0.01 par value; 3,270,819 shares authorized; 3,120,118 issued and outstanding at January 1, 2000; no
         shares authorized, issued or outstanding at December 30, 2000 ............          31             --
      Series D convertible preferred stock; $0.01 par value; 273,314 shares authorized; 211,928 issued and outstanding at January 1, 2000; no
         shares authorized, issued or outstanding at December 30, 2000 ............           2             --
      Series F convertible preferred stock; $0.01 par value; 1,946,906 shares authorized; 1,898,406 issued and outstanding at January 1, 2000; no
         shares authorized, issued or outstanding at December 30, 2000 ............          19             --
      Series G convertible preferred stock; $0.01 par value; 573,989 shares authorized; 292,825 issued and outstanding at January 1, 2000; no
         shares authorized, issued or outstanding at December 30, 2000 ............           3             --
      Series H convertible preferred stock; $0.01 par value; 3,186,710 shares authorized, 2,685,954 issued and outstanding at January 1, 2000; no
         shares authorized, issued or outstanding at December 30, 2000 ............          27             --
      Series I convertible preferred stock; $0.01 par value; no shares authorized; no shares issued and outstanding as of January 1, 2000 or
         December 30, 2000 ........................................................          --             --
      Common stock--$0.01 par value; 425,121,094 shares authorized; 61,114,020 shares issued and outstanding as of January 1, 2000; 348,039,489 issued
         and outstanding as of December 30, 2000 ..................................         609          3,478
      Additional paid-in capital...................................................     331,303      2,497,773
      Stockholder note receivable..................................................      (1,224)            --
      Accumulated other comprehensive income:
           Foreign currency translation adjustment.................................          --         60,176
      Accumulated deficit..........................................................     (91,223)      (374,834)
                                                                                      ---------    -----------
           Total stockholders' equity .............................................     239,626      2,186,593
                                                                                      =========    ===========
           Total liabilities, redeemable stock  and stockholders' equity ..........   $ 307,279    $ 2,381,836
                                                                                      =========    ===========

          See accompanying notes to consolidated financial statements.

                               CORVIS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (Amounts in thousands, except per share amounts)

                                                                Year Ended
                                                 ----------------------------------------
                                                   December 31,  January 1,  December 30,
                                                      1998         2000         2000
                                                 --------------  ----------  ------------
Revenue .........................................   $     --    $     --    $  68,898
Cost of revenue .................................         --          --       42,943
                                                    --------    --------    ---------
Gross profit ....................................         --          --       25,955
                                                    --------    --------    ---------

Operating expenses:
    Research and development, exclusive of
        equity-based expense ....................     15,746      41,565       88,874
    Sales and marketing, exclusive of
        equity-based expense ....................        167       3,422       30,871
    General and administrative, exclusive of
        equity-based expense ....................      3,190      18,993       31,127
    Equity-based expense:
        Research and development ................         --         126       28,050
        Sales and marketing .....................         --       4,845       52,417
        General and administrative ..............         --          --       17,891
    Amortization of intangible assets ...........         --         173       46,746
    Purchased research and development ..........         --          --       42,230
                                                    --------    --------    ---------

        Total operating expenses ................     19,103      69,124      338,206
                                                    --------    --------    ---------

        Operating loss ..........................    (19,103)    (69,124)    (312,251)
Interest income (expense), net ..................       (357)     (2,146)      28,640
                                                    --------    --------    ---------

        Net loss ................................    (19,460)    (71,270)    (283,611)
Other comprehensive income:
        Foreign exchange adjustment .............         --          --       60,176
                                                    --------    --------    ---------
Comprehensive loss ..............................   $(19,460)   $(71,270)   $(223,435)
                                                    ========    ========    =========

Basic and diluted net loss per common share .....   $  (0.86)   $  (2.33)   $   (1.80)
Weighted average number of common
    shares outstanding ..........................     22,638      30,599      157,349

          See accompanying notes to consolidated financial statements.

                               CORVIS CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (Dollars in thousands)


                       Convertible                                                        Accumulated
                     Preferred Stock                                                        Other
                        All Series            Common Stock      Additional   Stockholder    Compre-                     Total
                  -------------------------------------------     Paid-in        Note       hensive    Accumulation  Stockholders'
                    Shares     Amount       Shares     Amount     Capital     Receivable     Income       Deficit       Equity
                    ------     ------       ------     ------     -------     ----------     ------       -------       ------
Balance at
  December
  31, 1997 ..     1,500,000    $  15      21,600,000   $  216   $     2,769    $    --      $    --     $    (493)   $     2,507
Private
  Placement--
  Series A
  preferred
  stock .....        50,000       --              --       --           100         --           --            --            100
Private
  Placement--
  Series B
  preferred
  stock .....     6,328,955       63              --       --        13,544         --           --            --         13,607
Issuance of
  common
  stock .....            --       --       1,200,000       10            --         --           --            --             10
Exercise of
  stock
  options ...            --       --       1,146,012       11            22         --           --            --             33
Issuance of
  warrants ....          --       --              --       --           236         --           --            --            236
Net loss ....            --       --              --       --            --         --           --       (19,460)       (19,460)
                -----------    -----    ------------   ------   -----------    -------      -------     ---------    -----------
Balance at
  December
  31, 1998 ..     7,878,955       78      23,946,012      237        16,671         --           --       (19,953)        (2,967)
Private
  Placement--
  Series C
  preferred
  stock .....     3,075,736       31              --       --        28,103         --           --            --         28,134
Private
  Placement--
  Series D
  preferred
  stock .....       211,928        2              --       --         1,936         --           --            --          1,938
Private
  Placement--
  Series F
  preferred
  stock .....     1,898,406       19              --       --        46,017         --           --            --         46,036
Private
  Placement--
  Series G
  preferred
  stock .....       292,825        3              --       --         9,997         --           --            --         10,000
Private
  Placement--
  Series H
  preferred
  stock .....     2,685,954       27              --       --       216,273         --           --            --        216,300
Exercise of
  stock
  options and
  warrants ..        44,382        1      37,168,008      372         2,604     (1,224)          --            --          1,753
Issuance of
  warrants ....          --       --              --       --         9,576         --           --            --          9,576
Equity-based
  expense ...            --       --              --       --           126         --           --            --            126
Net loss ....            --       --              --       --            --         --           --       (71,270)       (71,270)
                -----------    -----    ------------   ------   -----------    -------      -------     ---------    -----------
Balance at
  January 1,
  2000 ......    16,088,186      161      61,114,020      609       331,303     (1,224)          --       (91,223)       239,626
Exercise of
  stock
  options and
  warrants ..       352,576        4       6,111,073       61        47,244         --           --            --         47,309
Private
  Placement --
  Series H
  preferred
  stock .....       496,710        5              --       --        40,000         --           --            --         40,005
Acquisition
  of
  Algety
  Telecom
  S.A .......     1,301,822       13      11,385,358      114       916,942         --           --            --        917,069
Initial
  public
  offering
  and
  concurrent
  private
  placement,
  net .......            --       --      31,902,778      319     1,066,118         --           --            --      1,066,437
Equity-based
  expense ...       213,633        2              --       --        98,356         --           --            --         98,358
Conversion of
  preferred
  stock .....   (18,452,927)    (185)    237,526,260    2,375        (2,190)        --           --            --             --
Collection of
  shareholder
  note ......            --       --              --       --            --      1,224           --            --          1,224
Foreign
  exchange
  adjustment             --       --              --       --            --         --       60,176            --         60,176
Net loss ....            --       --              --       --            --         --           --      (283,611)      (283,611)
                -----------    -----    ------------   ------   -----------    -------      -------     ---------    -----------
Balance at
  December
  30, 2000 ..            --    $  --    $348,039,489    3,478   $ 2,497,773    $    --      $60,176     $(374,834)   $ 2,186,593
                ===========    =====    ============   ======   ===========    =======      =======     =========    ===========


          See accompanying notes to consolidated financial statements.

                               CORVIS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                      Year Ended
                                                     ----------------------------------------
                                                     December 31,  January 1,    December 30,
                                                         1998          2000          2000
                                                         ----          ----          ----
Cash flows from operating activities:
Net loss ..........................................   $(19,460)   $ (71,270)    $ (283,611)
Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization .................      1,128        4,937         54,301
    Equity-based expense ..........................         --        4,971         98,358
    Purchased research and development ............         --           --         42,230
    Changes in operating assets and liabilities:
        Increase in accounts receivable ...........         --           --        (16,085)
        Increase in inventory, net ................         --      (15,869)      (195,384)
        Increase in other current assets ..........        (48)      (1,465)       (29,125)
        Increase in accounts payable ..............      1,762        4,737         79,725
        Increase in other current liabilities .....        380        2,207         14,591
                                                      --------    ---------    -----------
            Net cash used in operating activities .    (16,238)     (71,752)      (235,000)
                                                      --------    ---------    -----------

Cash flows from (used in) investing activities:
    Purchase of property and equipment ............     (1,543)     (14,180)       (90,659)
    Cash acquired in business combination .........         --           37         22,496
    Increase (decrease) in deposits and other
      long-term assets ............................       (201)         167             --
                                                      --------    ---------    -----------
        Net cash used in investing activities .....     (1,744)     (13,976)       (68,163)
                                                      --------    ---------    -----------

Cash flows from financing activities:
    Increase in restricted cash ...................         --      (17,103)       (29,189)
    Proceeds from issuance of note payable ........      5,000       49,091         43,500
    Proceeds from stockholder note payable ........      1,653        8,347             --
    Proceeds from equity offerings ................     13,717      290,470      1,071,443
    Proceeds from stock options and warrants
       exercised ..................................         33        1,752         47,309
    Proceeds from repayment of shareholder note ...         --           --          1,224
    Payment of notes payable and capital lease
      obligations .................................         --       (6,272)       (49,958)
                                                      --------    ---------    -----------
        Net cash provided by financing activities .     20,403      326,285      1,084,329
                                                      --------    ---------    -----------
        Cash effect of foreign exchange adjustment          --           --         (1,004)
                                                      --------    ---------    -----------
        Net increase (decrease) in cash and cash
           equivalents ............................      2,421      240,557        780,161
Cash and cash equivalents--beginning ..............      1,620        4,040        244,597
                                                      --------    ---------    -----------
Cash and cash equivalents--ending .................   $  4,041    $ 244,597    $ 1,024,758
                                                      ========    =========    ===========

 Supplemental disclosure of cash flow information:
    Interest paid .................................   $     --    $     564    $     7,220
  Supplemental disclosure of noncash activities:
    Financed leasehold improvements ...............   $     30    $   3,164    $     2,105
    Obligations under capital lease ...............      2,001        3,000             --
    Issuance of warrants under capital lease
        obligation ................................         49           94             --
    Conversion of stockholder note payable ........         --       10,000             --
    Stockholder note received for exercise of
        stock options .............................         --        1,224             --
    Purchase business combinations consideration
        paid with preferred and common stock ......         --        1,888        947,069
    Issuance of stock for intellectual property ...         --           --         35,000
                                                      ========    =========    ===========

          See accompanying notes to consolidated financial statements.

                               CORVIS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

(a) Nature of Business and Basis of Presentation

      Corvis Corporation (the "Company") was incorporated on June 2, 1997 to design, manufacture and market products that enable a fundamental shift in the design and efficiency of backbone communications networks by allowing for the transmission, switching and management of traffic entirely in the optical domain. In July 2000, the Company commenced its planned principal operations, including production, shipment and delivery of its commercial products. Accordingly, the Company is no longer considered a development stage enterprise and previous disclosures related to a development stage enterprise are no longer required. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In 1999, the Company changed its year end from a calendar year end to a year ending on the Saturday closest to December 31.

      On February 8, 2000 and July 21, 2000, the Company declared a 3-for-1 and a 4-for-1 split of its common stock, respectively. All share and per share amounts of common stock in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock splits.

(b) Cash and Cash Equivalents

      The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash in banks and investments in overnight repurchase agreements, certificates of deposit, money market funds and government and non-government debt securities. As of January 1, 2000 and December 30, 2000, investments in overnight repurchase agreements totaled $13.1 million and $0.8 million, respectively, and investments in commercial paper totaled $231.5 million and $1,011.5 million, respectively. The Company considers these investments as available-for-sale. As such, the securities are stated at their fair market value. Unrealized gains and losses on available-for-sale securities are recognized as a component of Other comprehensive income (loss). As of December 30, 2000, the fair value of the marketable securities approximated the carrying value.

      As of December 30, 2000, restricted cash of $46.3 million is comprised of approximately $2.8 million supporting outstanding letters of credit and $43.5 million pledged as collateral under the terms of a long-term note.

      As of January 1, 2000, restricted cash of $17.1 million is comprised principally of cash restricted under long-term working capital facilities.

(c) Revenue and Cost of Revenue

      Revenue from product sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved.

      Revenue from installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

                               CORVIS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Costs of revenues include the costs of manufacturing the Company's products and other costs associated with warranty and other contractual obligations, inventory obsolescence costs and overhead related to the Company's manufacturing, engineering, finishing and installation. Warranty reserves are determined based upon actual warranty cost experience, estimates of component failure rates and management's industry experience.

(d) Inventory

      Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company records a provision for excess and obsolete inventory whenever such an impairment has been identified.

(e) Property and Equipment

      Internal network equipment, test and manufacturing equipment, furniture and fixtures, and leasehold improvements are stated at cost or estimated fair market value if acquired in a purchase business combination. Depreciation is calculated using the straight-line method over estimated useful lives ranging between three and seven years for internal network equipment, test and manufacturing equipment, and furniture and fixtures. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or the estimated useful life of the assets.

(f) Goodwill

      The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase business combinations. Goodwill is being amortized using the straight-line method over five years.

(g) Recovery of Long-lived Assets

      The Company's policy is to review its long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recognizes an impairment loss when the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value and the carrying amount of the asset.

(h) Research and Development

      Research and development costs are expensed as incurred.

(i) Income Taxes

      The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to be recovered or settled.

(j) Foreign Currency Translation

      The assets and liabilities of the Company's self-contained foreign operations for which the functional currency is the local currency are generally translated into U.S. dollars at current exchange rates and revenue and expenses are

                               CORVIS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

translated using average exchange rates for the period. Resulting translation adjustments are reflected as a component of other comprehensive income (loss).

(k) Earnings (Loss) Per Common Share

      The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share give effect to all potentially dilutive common securities. Potentially dilutive securities include convertible preferred stock, stock options and warrants.

(l) Uses of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(m) Stock Options and Warrants

      The Company accounts for its stock options in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair market value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock options granted as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. Stock options and warrants granted to other than employees are recognized at fair market value.

(n) Concentrations

      Substantially all of the Company's cash and cash equivalents are custodied at one major U.S. financial institution. Deposits held with banks exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, in the opinion of management, bear minimal risk.

      During 2000, the Company has relied on one customer, a shareholder, for all of its revenue. The Company expects that a significant portion of its future revenue will continue to be generated by a limited number of customers. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially adversely affect the Company's financial condition or operating results.

(o) Equity Investments

      During 2000, the Company has made strategic equity investments in five companies for a total of $4.2 million. Because the Company does not have significant influence over any one of these entities, the Company accounts for these investments using the cost method.

                               CORVIS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(p) Reclassifications

      Certain reclassifications have been made in the December 31, 1998 and January 1, 2000 consolidated financial statements to conform to the December 30, 2000 presentation. Such reclassifications had no effect on net loss or total stockholders' equity (deficit).

(2) Inventory

      Inventories are comprised of the following (in thousands):

                                                         January 1,   December 30,
                                                            2000          2000
                                                       -------------  ------------
Raw materials ........................................   $  13,467    $ 131,983
Work-in-process ......................................       4,173       50,161

Finished goods .......................................          --       51,119
                                                         ---------    ---------
                                                            17,640      233,263
Less reserve for excess inventory and obsolescence ...      (1,771)     (13,849)
                                                         ---------    ---------
  Inventory, net .....................................   $  15,869    $ 219,414
                                                         =========    =========

(3) Property and Equipment

      Property and equipment consist of the following (in thousands):

                                                         January 1,   December 30,
                                                            2000          2000
                                                       -------------  ------------

Test and manufacturing equipment .....................   $  15,657    $  78,855
Furniture, fixtures and internal network equipment ...       4,140       20,209
Leasehold improvements ...............................       5,678       23,650
                                                         ---------    ---------
   Total .............................................      25,475      122,714
Less accumulated depreciation and amortization .......      (3,120)     (16,033)
                                                         ---------    ---------
   Property and equipment, net .......................   $  22,355    $ 106,681
                                                         =========    =========

(4) Notes Payable

      A summary of notes payable as of January 1, 2000 and December 30, 2000 is as follows (in thousands):

                               CORVIS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         January 1,    December 30,
                                                            2000          2000
                                                         -----------   ------------
Note payable due November 7, 2002 ....................    $     --     $ 43,500
Equipment note due April 2001 ........................       5,117           --
Equipment notes due May 2002 .........................       5,427           --
Equipment note due May 2002 ..........................       2,615           --
Leasehold improvements loan due May 2009 .............       1,181        1,102
Working capital facility due August 2002 .............      36,587           --
Other ................................................         167        1,365
                                                          --------     --------
                                                            51,094       45,967
Less current portion .................................     (15,287)      (1,438)
                                                          --------     --------
Notes payable, net of current portion ................    $ 35,807     $ 44,529
                                                          ========     ========

      During 1999, the Company executed long-term notes for equipment financing with a lender for approximately $6.1 million. The notes bore interest at the rate of 14.91%, and were collateralized by the underlying equipment. The debt was repayable in 36 monthly installments of principal and interest beginning June 1999. In connection with the issuance of the notes, the Company issued 19,679 warrants to purchase Series C convertible preferred stock to the lender. The warrants had an exercise price of $9.147 per share and expired three years from issuance, or upon an initial public offering. The fair market value of the warrants, approximately $0.1 million, was recognized as deferred financing fees. In August 2000, this note was repaid in full.

      In January 1999, the Company executed a long-term collateralized equipment note with another lender for $3.0 million. The note bore interest at a rate of 11%. The debt was repayable in 36 monthly installments of principal and interest beginning June 1, 1999. In connection with the issuance of the notes, the Company issued 32,798 warrants to purchase Series C convertible preferred stock to the lender. The warrants had an exercise price of $9.147 per share. The fair value of the warrants, approximately $0.2 million, was recognized as deferred financing fees. In November 2000, this note was repaid in full.

      In July 1999, the Company entered into a loan agreement with a landlord for tenant improvements associated with the lease of a new building in the amount of $1.2 million. As of December 30, 2000, the Company has drawn the entire $1.2 million commitment. The debt bears interest at a rate of 10.0%. The debt is repayable in 120 monthly installments of principal and interest which began June 1999.

      During 1999, the Company obtained a commitment for an aggregate of $40.0 million of debt financing from a syndicate of lenders. As of January 1, 2000, the Company had drawn the entire $40.0 million commitment. The debt bore interest at a rate of 8.5%. The debt was repayable in 36 monthly installments of principal and interest beginning September 1999 and with aggregate balloon payments of 14% at maturity. In connection with the issuance of the debt, the Company issued 641,121 warrants to purchase Series E convertible preferred stock to the lender. The warrants have an exercise price of $9.147 per share. The fair value of the warrants, approximately $3.7 million, was recognized as deferred financing fees. In November 2000, this facility was repaid in full.

      In November 2000, the Company executed a long-term note payable with a lender for approximately $43.5 million. Interest associated with the note is due monthly while associated principal is due November 2002. The note bears interest at 6.5% so long as the Company maintains a cash balance with the lender of $347.0 million through November 2001 and $231.0 million through November 2002. If cash balances deposited with the lender drop below these minimum levels, the note will bear interest at LIBOR plus .80%. In addition, the Company pledged a certificate of deposit with a carrying value of $43.5 million as collateral under the agreement.

                               CORVIS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Equity

      In December 1999, the Company issued 292,825 shares of Series G Convertible Preferred Stock for an aggregate purchase price of $10.0 million in a private placement transaction with a strategic investor. If certain minimum purchase commitments were not met by the holder of the Series G Convertible Preferred Stock on or before March 2000, the Company had the right to repurchase the shares at a price of $44.40 per share. In May 2000, the Company waived its right to repurchase the shares.

      On August 2, 2000, the Company sold 31,625,000 of common stock in an initial public offering and 277,778 shares of common stock in a concurrent private placement for proceeds of $1,066.4 million after deducting underwriter discounts and commissions and offering expenses. Upon completion of the IPO, all outstanding shares of convertible preferred stock automatically converted into 237,526,260 shares of common stock at the following ratios: Series A Preferred, 24-to-1; all other Preferred Stock, 12-to-1.

(6) Acquisitions

(a) Baylight Networks, Inc.

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

(b) Algety Telecom S.A.

      On July 1, 2000, the Company acquired Algety Telecom S.A. ("Algety"), a French company that develops and markets high-capacity, high-speed optical transmission equipment. Algety, based in Lannion, France, was formed in April 1999, and was a development stage company with no revenue. The acquisition price on the initial closing date equaled 1,301,822 shares of Series I convertible preferred stock. On November 3, 2000, consistent with the terms of the acquisition agreement, the Company completed a second closing at which time an additional 11,385,358 shares of common stock were delivered to the former Algety stockholders. The total value of all shares delivered in the first and second closing was $947.1 million. In addition, 2,275,032 shares of common stock has been placed into escrow to be released contingent upon satisfaction of certain minimum employment terms for certain Algety employees. The Company incurred approximately $1.0 million of transaction costs related to the acquisition.

      The Company accounted for the acquisition as a purchase. Accordingly, the operating results of Algety are included in the Company's financial results from the date of acquisition. The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed has been based upon an independent third-party valuation. Based upon the results of the valuation, the Company allocated $20.1 million to tangible assets, $6.0 million to liabilities and $1.3 million to identifiable intangible assets. In addition, the Company allocated $42.2 million of the purchase price to in-process technology, which is included in operating expenses in the accompanying consolidated

                               CORVIS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statement of operations. The excess of the aggregate purchase price over the fair value of net assets acquired of $876.7 million is being amortized on a straight-line basis over five years.

      Under the terms of the acquisition agreement, the Company granted certain former Algety shareholders the right to put certain shares of common stock back to the Company at the stock's then fair market value. The put right is available during a period from June 2001 to December 2001 and is enforceable only if no other liquidity sources are available to those shareholders. The fair market value of the common stock put to the Company cannot exceed $30 million. Stock associated with this put right has been classified as redeemable stock in the consolidated balance sheet as of December 30, 2000.

      The following unaudited pro forma data summarizes the results of operations for the period indicated as if the Algety acquisition had been completed as of the beginning of the periods presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future (in thousands, except per share data).

                                                     Year Ended
                                     -----------------------------------------
                                       December 31,  January 1,   December 30,
                                          1998         2000          2000
                                     --------------  ----------   ------------
Revenues ..........................    $     --     $      --     $  68,898
Net loss ..........................     (19,460)     (198,110)     (385,148)
Basic and diluted
   net loss per share .............    $  (0.86)    $   (6.47)    $   (2.45)

(7) Stock Options

      In July 1997, the Company adopted the 1997 Stock Option Plan (the "Plan") pursuant to which the Company's Board of Directors may grant options to purchase common stock to employees, officers, directors and consultants. The Company has reserved 103,600,000 shares of common stock for issuance under the Company's Stock Option Plan. Stock options are granted with an exercise price equal to the estimated fair value of the common stock at the date of grant. The stock options have a 10-year term, become fully exercisable when granted, and ownership vests over four years from the date of grant. Common stock associated with the exercise of options prior to vesting is placed into escrow and released to the employee as the shares vest. Prepayments made by employees are not refundable in the event of termination prior to vesting. As of December 30, 2000, 43,874,203 shares of common stock have been issued through the exercise of options under the Plan, of which 29,336,010 shares have vested.

      The Company applies APB Opinion No. 25. Had compensation cost for the Company's plan been determined based on the fair value at the date of grant, consistent with the method of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands):

                               CORVIS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Year Ended
                                     ------------------------------------------
                                      December 31,    January 1,   December 30,
                                         1998           2000           2000
                                     -------------  ------------  -------------
Net loss:
   As reported ...............         $(19,460)      $(71,270)     $(283,611)
   Pro forma .................          (19,506)       (71,953)      (290,634)
                                       ========       ========      =========

      The per share weighted-average fair value of stock options granted during 1998, 1999 and 2000 was $.001, $0.489 and $10.62, respectively, on the date of grant with the following weighted-average assumptions:

                                                    Year Ended
                                     ------------------------------------------
                                      December 31,    January 1,   December 30,
                                         1998           2000           2000
                                     ------------    -----------   ------------
Expected dividend yield. .....                0%             0%             0%
Risk-free interest rate. .....             4.56%          6.33%          5.00%
Expected life ................          4 years        4 years        3 years
Volatility ...................               70%            70%           130%

      The following is a summary of options granted:

                                                                     Weighted
                                                 Number              Average
                                              Outstanding         Exercise Price
                                              -----------         --------------

December 31, 1997 ......................         6,828,000            $ .01
Granted ................................        26,240,400              .02
Exercised ..............................        (1,146,012)             .01
Canceled ...............................                --               --
                                              ------------            -----

December 31, 1998 ......................        31,922,388              .02
Granted ................................        21,583,800              .40
Exercised ..............................       (37,168,008)             .07
Canceled ...............................           (68,400)             .06
                                              ------------            -----

January 1, 2000 ........................        16,269,780              .39
Granted ................................        43,744,848             8.18
Exercised ..............................        (5,560,183)             .52
Canceled ...............................        (2,212,506)            4.64
                                              ------------            -----

December 30, 2000 ......................      $ 52,241,939            $6.72
                                              ============            =====

      The following table summarizes information about outstanding and exercisable stock options at December 30, 2000:

                                    CORVIS CORPORATION

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               Weighted
        Range of                               Average
        Exercise              Number          Remaining         Number
         Prices            Outstanding      Contract Life    Exercisable
     ---------------     ---------------  ----------------   -----------
       $0.01-$ 0.34         7,196,061            8.1           7,196,061
       $1.01-$ 3.36        32,263,898            9.4          23,489,951
       $9.03-$ 21.00        9,767,016            9.5           2,800,872
      $21.63-$103.81        3,014,964            9.8                  --
                           ----------          -----          ----------
                           52,241,939            9.2          33,486,884
                           ==========          =====          ==========

(8) Warrants

      During 1998 and 1999, the Company issued warrants to purchase 140,497 shares of Series B preferred stock and Series C preferred stock, convertible into 1,685,964 shares of common stock in association with certain lease agreements. The warrants are immediately exercisable and expire seven years from the date of issuance. On December 30, 2000, associated warrants to purchase 1,685,964 shares of common stock remain outstanding with a weighted average exercise price of $0.27.

      During 1998 and 1999, in connection with certain debt facilities, the Company issued warrants to purchase 1,052,683 shares of Series B preferred stock, Series C preferred stock and Series E preferred stock, convertible into 12,632,196 shares of common stock. The warrants are immediately exercisable and expire between three and seven years from the date of issuance. On December 30, 2000, associated warrants to purchase 8,853,912 shares of common stock with a weighted average exercise price of $0.54 remain outstanding.

      In September 1999, the Company entered into a series of agreements with a strategic investor. Under a stock purchase agreement, the Company agreed to issue 164,948 shares of Series F convertible preferred stock for aggregate proceeds of approximately $4.0 million. Concurrently with the stock issuance, the Company entered into an exclusive license agreement with the investor for the use of certain intellectual property and a non-exclusive license for certain other technology. As consideration for the license, the Company agreed to make quarterly payments of $0.3 million over a four-year period. In addition, the Company granted the strategic investor a warrant to receive common stock valued at $35.0 million upon the consummation of a qualifying initial public offering ("IPO"). As part of the agreement, the Company had the right to accept ownership in the license in full if the qualifying IPO took place. After the Company's initial public offering in July 2000, the Company accepted ownership of the license and recorded an intangible asset valued at $35.0 million, which is being amortized ratably over a three-year life.

      In November 1999, the Company issued warrants to purchase up to 5,270,856 shares of common stock at $2.85 per share to a strategic investor. A certain percent of the warrants were immediately exercisable, with the remaining amount contingent upon certain future purchasers of the Company's products by the strategic investor. These warrants were to expire in June 2001 if these conditions were not met. Of the total 5,270,856 shares of common stock committed in this warrant, the rights to purchase 2,635,428 shares expire on December 31, 2004 and the rights to purchase the remaining 2,635,428 shares expire on June 30, 2006. In 1999, the Company recorded equity-based sales and marketing expense of approximately $1.8 million for the estimated fair value at grant date of the warrants which were immediately exercisable. In June 2000, the Company waived the purchase requirements associated with the remaining warrants, resulting in an equity-based sales and marketing expense of approximately $19.5 million for the estimated fair value at the date the warrants became exercisable. On December 30, 2000, all warrants associated with the agreement remain outstanding.

                               CORVIS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In December 1999, the Company issued warrants to purchase 281,162 shares of Series G convertible preferred stock at $32.01 per share to another strategic investor. The warrants were immediately exercisable and would have expired upon the IPO. In December 1999, the Company recorded equity-based sales and marketing expense of approximately $3.1 million for the estimated fair value at grant date of the warrants issued. These warrants were exercised in full during 2000.

      Also, in December 1999, the Company issued to this strategic investor the right to purchase up to an additional $30.0 million of stock at a price equal to the most recently completed financing round subject to meeting certain minimum purchase commitments of the Company's product, and an additional $5.0 million of common stock in the event of a qualified public offering. In June 2000, the Company waived the minimum purchase commitments associated with the additional stock purchase rights and recorded equity-based sales and marketing expense of $10.5 million. These stock purchase rights were fully exercised in 2000.

      In December 1999, the Company issued to another strategic investor the right to purchase 124,177 shares of Series H Convertible Preferred Stock at a price equal to $80.53 per share subject to meeting certain purchase commitments and an additional $5.0 million of common stock in the Company's Initial Public Offering. In May 2000, the Company waived the minimum purchase commitments associated with the Series H stock purchase rights and recorded equity-based sales and marketing expense of $ 3.5 million. Both stock purchase rights were fully executed in 2000.

(9)  Employee Stock Purchase Plan

      During 2000, the Company established the Corvis Employee Stock Purchase Plan (the "Plan"). Under the Plan, the Company may issue up to 2,000,000 shares of common stock in each Purchase Plan year, up to a total of 10,000,000 shares during the life of the Plan. Eligible employees choose to participate in the Plan during offering periods by authorizing payroll deductions up to 15% of their salaries, subject to limitations imposed by the Internal Revenue Code. The first offering period began in July 2000. Subsequent periods will be six months long, with the first subsequent period beginning on January 1, 2001. As of the last business day of each offering period, called an "exercise date", the participant's accumulated payroll deductions as of that date are used to purchase shares of common stock. The purchase price per share of common stock purchased as of this date is the lower of either (1) 85% of the fair market value of a share of common stock on the first business day of the offering period or (2) 85% of the fair market value of a share of common stock on the exercise date.

(10) Basic and Diluted Net Loss Per Share

      Basic and diluted net loss per share are computed as follows (in thousands, except per share data):

                                                      Year Ended
                                        --------------------------------------
                                        December 31,  January 1,  December 30,
                                            1998         2000        2000
                                        ------------  ----------  ------------
Net loss .............................   $(19,460)    $(71,270)    $(283,611)
Basic and diluted weighted average
  shares .............................     22,638       30,599       157,349
Basic and diluted net loss per share..   $  (0.86)    $  (2.33)    $   (1.80)

      Convertible Preferred Stock outstanding as of December 31, 1998, convertible into 113,147,460 shares of common stock, options and warrants to purchase 4,283,712 and 31,922,388 shares of common stock, respectively, and 1,519,488 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the year ended December 31, 1998 as their inclusion would be anti-dilutive.

                               CORVIS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Convertible Preferred Stock outstanding as of January 1, 2000, convertible into 211,658,232 shares of common stock, options and warrants to purchase 16,269,780 and 17,598,770 shares of common stock, respectively, and 25,556,484 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the year ended January 1, 2000 as their inclusion would be anti-dilutive.

      Options and warrants outstanding as of December 30, 2000 to purchase 52,241,939 and 15,810,732 shares of common stock, respectively, and 14,546,488 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the year ended December 30, 2000 as their inclusion would be anti-dilutive.

(11) Income Taxes

      The Company has incurred operating losses since its inception and has recognized no current or deferred tax provision or benefit. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows (in thousands):

                                                             Year Ended
                                               ----------------------------------------
                                               December 31,   January 1,    December 30,
                                                  1998          2000           2000
                                               ------------  ----------     ------------
Expected tax benefit at statutory rate ......     $ 6,811      $ 24,944      $ 99,264
State tax, net of federal benefit ...........         885         3,198         9,026
 Non-deductible goodwill amortization and
   purchased research and development .......          --            --       (29,400)
Research and development tax credits ........       1,526         1,030         4,055
Other, net ..................................        (389)         (440)       (1,697)
Increase in valuation allowance .............      (8,833)      (28,732)      (81,248)
                                                  -------      --------      --------
                                                  $    --      $     --      $     --
                                                  =======      ========      ========

      Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

                               CORVIS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         January 1,   December 30,
                                                            2000          2000
                                                       -------------  ------------
Deferred tax assets:
   Capitalized start-up and organization costs ........   $ 13,500    $  28,860
   Domestic net operating loss carryforward ...........     18,873       55,147
   Foreign net operating loss carryforward ............        323        7,007
   Accrued expenses ...................................        721        7,872
   Research and development tax credit carryforwards ..      2,556        6,776
   Non-cash stock compensation ........................      1,966       24,867
                                                          --------    ---------
       Total gross deferred tax assets ................     37,939      130,529
Valuation allowance ...................................    (37,635)    (128,462)
                                                          --------    ---------

       Net deferred tax assets ........................        304        2,067
Deferred tax liabilities -- property and equipment,
   net due to depreciation ............................       (304)      (2,067)
                                                          --------    ---------
       Net deferred tax ...............................   $     --    $      --
                                                          ========    =========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and credit carryforwards are available. Management considers scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies which can be implemented by the Company in making this assessment. Based upon the level of historical taxable income, scheduled reversal of deferred tax liabilities, and projections for future taxable income over the periods in which the temporary differences are deductible and tax credits are available to reduce taxes payable, the Company has established a valuation allowance of $128.5 million as of December 30, 2000.

      The net change in the valuation allowance for the years ended December 31, 1998, January 1, 2000 and December 30, 2000 was an increase of approximately $8.8 million, $28.7 million and $90.8 million, respectively. The valuation allowances at January 1, 2000 and December 30, 2000 are a result of the uncertainty regarding the ultimate realization of the tax benefits related to the deferred tax assets. The domestic net operating loss carryforwards of $137.8 million will expire commencing in 2017 through the year 2020. Foreign net operating loss carryforwards of $18.9 million expire commencing in 2004. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of a portion of the net operating loss carryforward has occurred. As a result, the net operating loss carryforward may not be fully utilized before expiration.

(12) Related Party Transactions

(a) Joint Venture

      The Company has a 99% economic interest and a 49% voting interest in ACME Grating Ventures, LLC ("ACME LLC"). The remaining economic interest and voting interest are owned by ACME Gratings, Inc. ("ACME Corp."). An officer of the Company owns 100% of ACME Corp. ACME Corp. has contributed to ACME LLC certain licensed intellectual property and the Company has contracted with ACME LLC for its use of the Company's facilities, personnel, equipment and certain intellectual property. ACME LLC makes gratings that the Company purchases at a unit cost that is consistent with the requirements of the licensed intellectual property, which require

                               CORVIS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that the gratings made with the licensed technology be sold for no less than the fair market value of comparable gratings that are available in the commercial marketplace.

      According to the operating agreement of ACME LLC, the Company receives 99% of the profits and losses from the business, and ACME Corp. receives the remaining 1%; however, $0.3 million of ACME LLC-related start up costs incurred by ACME Corp. will be returned to ACME Corp. out of the net profits of ACME LLC before any distributions of net profits are made to the Company. Further, ACME Corp. is responsible for paying royalties to the licensor of the licensed technology contributed by ACME Corp., which vary in amounts ranging from 0.5% to 2.0% of the net invoice cost of each grating sold by ACME LLC. In addition to 1% of the profits, ACME LLC is obligated to pay to ACME Corp. an amount sufficient to pay the royalty obligations of ACME Corp.

(b) Strategic Relationships

      During 2000, the Company purchased a non-controlling equity interest for $1.2 million in Redfern Broadband Network, Inc. The Company also entered into a strategic development agreement and a call option agreement with Redfern which, among other things, provides the Company with a two year option to acquire all of the outstanding shares of Redfern at a specified price. Certain officers and directors of the Company also own a non-controlling interest in Redfern.

      During 2000, the Company has purchased approximately $0.9 million of components from Nufern. Certain officers and directors of the Company own a non-controlling interest in Nufern. As of December 30, 2000, no amounts were owed by the Company to Nufern.

      During 2000, the Company purchased approximately $6.7 million of components from Wavesplitter Technologies. Certain officers and directors of the Company, in total, own a non-controlling interest in Wavesplitter. In addition, the Company has made a non-controlling equity investment in Wavesplitter Technologies totaling $2.0 million. As of December 30, 2000, amounts owed by the Company to Wavesplitter totaled $0.6 million. The Company has committed to purchases from Wavesplitter totaling $50.0 million over the next three years, which if not fulfilled, would result in cancellation penalties.

      In 2000, The Company has purchased approximately $2.9 million of components from ITF Optical Technologies. Certain officers and directors of the Company own a non-controlling interest in ITF. As of December 30, 2000, the Company owed $0.5 million to ITF.

(13) Commitments and Contingencies

(a) Leases

      Minimum annual rental payments under noncancellable operating leases, primarily for the rent of office space and manufacturing facilities, are as follows (in thousands):

                               CORVIS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Year ending December 31,
               ------------------------
               2001..................................    $ 9,549
               2002..................................      8,911
               2003..................................      6,349
               2004..................................      6,342
               2005..................................      6,542
               Thereafter............................     34,187
                                                        --------
                      Total..........................    $71,880
                                                         =======

      Rent expense under operating leases was approximately $0.6 million, $1.7 million and $3.5 million for the years ended December 31, 1998, January 1, 2000 and December 30, 2000, respectively.

      The Company has equipment under capital lease which require payments of principal and interest as follows (in thousands):

        Year ending December 31,                              Amount
        ------------------------                              ------
        2001 ........................................        $ 2,072
        2002 ........................................          1,390
        2003 ........................................             54
        2004 ........................................             --
                                                            --------
           Total Payment.............................          3,516

        Less -- amount attributable to interest......           (295)
                                                            --------
            Capital lease obligation. ...............          3,221
        Less -- current portion                               (1,841)
                                                            --------
           Long-term lease obligation                        $ 1,380
                                                             =======

      Property and equipment includes approximately $5.2 million of test equipment as of December 30, 2000 that was acquired under capital lease. Accumulated amortization associated with this equipment totaled approximately $2.5 million as of December 30, 2000.

(b) Legal Matters

      In July 2000, Ciena Corporation ("Ciena") informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, an unspecified amount of damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. Also, a trial date has been set for April 1, 2002. The litigation is currently in the discovery phase. Based on the status of the litigation, the Company cannot reasonably predict the likelihood of any potential outcome.

                               CORVIS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Summary of Quarterly Data (Unaudited):

      The following is a summary of the quarterly results of operations of the Company for the years ended January 1, 2000 and December 30, 2000 (in millions, except per share amounts):

                                              Fiscal Quarter
                             ------------------------------------------------
                              First         Second        Third        Fourth       Total
                             -------       -------       -------       ------      -------
1999:
  Revenue ..............     $    --       $    --       $    --       $   --      $    --
  Gross profit .........          --            --            --           --           --
  Net loss .............       (11.2)        (14.3)        (16.1)       (29.7)       (71.3)
  Basic and diluted net
     loss per share ....     $ (0.41)      $ (0.55)      $ (0.56)      $(0.92)     $ (2.33)

2000:
  Revenue ..............     $    --       $    --       $  22.9       $ 46.0      $  68.9
  Gross profit .........          --            --           8.4         17.6         26.0
  Net loss .............       (26.8)       (100.7)*       (66.4)       (89.7)      (283.6)
  Basic and diluted net
     loss per share ....     $ (0.65)      $ (2.51)      $ (0.29)      $(0.27)     $ (1.80)

----------------
* Includes purchased research and development charges totaling $42.2 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

      The information called for by this Item 10 with respect to our directors is set forth under the caption "Election of Directors" in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 11, 2001, and is hereby incorporated by reference. The information called for with respect to our executive officers is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers, Directors and Key Employees of the Registrant."

Item 11. Executive Compensation.

      The information called for by this Item 11 is set forth under the caption "Executive Compensation" in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 11, 2001, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      (a) The information called for by this Item 12 with respect to security ownership of more than five percent of our Common Stock is set forth under the caption "Principal Stockholders" in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 11, 2001, and is hereby incorporated by reference.

      (b) The information called for by this Item 12 with respect to the security ownership of our directors and of management is set forth under the caption "Principal Stockholders" in our definitive Proxy Statement, which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 11, 2001, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

      Information called for by this Item 13 is set forth under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 11, 2001, and is hereby incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Documents filed as part of this report.

            1. Consolidated Financial Statements. Our consolidated financial statements listed below are contained in our Annual Report to Stockholders for the fiscal year ended December 30, 2000, and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

                  Independent auditors' report

                  Consolidated Balance Sheets as of January 1, 2000 and December 30, 2000

                  Consolidated Statements of Operations for the years ended December 31, 1998, January 1, 2000 and December 30, 2000

                  Consolidated Statements of Stockholders Equity (Deficit) for the years ended December 31, 1998, January 1, 2000 and December 30, 2000

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, January 1, 2000 and December 30, 2000

                  Notes to consolidated financial statements

                  Schedule of Valuation and Qualifying Accounts

            2. Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.


      (b)   Reports on Form 8-K.

      We did not file any Current Reports on Form 8-K during the quarter ended December 30, 2000.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Corvis Corporation:

      Under date of January 23, 2001, except as to note 13(b) which is as of March 5, 2001, we reported on the consolidated balance sheets of Corvis Corporation as of January 1, 2000 and December 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1998, January 1, 2000 and December 30, 2000, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/ KPMG LLP

McLean, Virginia
January 23, 2001, except as to
   Note 13(b) which is as
   of March 5, 2001

                               CORVIS CORPORATION

                  Schedule of Valuation and Qualifying Accounts
                                 (In thousands)

                                           Balance at                             Balance at
                                           Beginning                                End of
                                           of Period   Provisions   Deductions      Period
                                           ----------  ----------   ----------    ----------
Year ended December 31, 1998
   Deferred tax valuation allowance .      $    70      $ 8,833      $    --      $  8,903
   Allowance for excess inventory and
     obsolescence ...................      $    --      $    --      $    --      $     --

Year ended January 1, 2000
   Deferred tax valuation allowance .      $ 8,903      $28,732      $    --      $ 37,635
   Allowance for excess inventory and
     obsolescence ...................      $    --      $ 1,771      $    --      $  1,771

Year ended December 30, 2000
   Deferred tax valuation allowance .      $37,635      $90,827      $    --      $128,462
   Allowance for excess inventory and
     obsolescence ...................      $ 1,771      $22,565      $10,487      $ 13,849

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, te registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CORVIS CORPORATION


                                        By: /s/ David R. Huber
                                           -------------------------------------
                                           David R. Huber
                                           Chairman of the Board, President and
                                           Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                              Title                      Date
                ---------                              -----                      ----
/s/ David R. Huber                         Chairman of the Board,          March 26, 2001
----------------------------------------   President and Chief Executive
             David R. Huber                Officer



/s/ Anne H. Stuart                         Senior Vice President, Chief    March 26, 2001
----------------------------------------   Financial Officer and
             Anne H. Stuart                Treasurer



/s/ Timothy C. Dec                         Vice President, Chief           March 27, 2001
----------------------------------------   Accounting Officer and
             Timothy C. Dec                Corporate Controller



/s/ Frank A. Bonsal, Jr.                   Director                        March 27, 2001
----------------------------------------
             Frank A. Bonsal, Jr.


/s/ Frank M. Drendel                       Director                        March 26, 2001
----------------------------------------
             Frank M. Drendel


/s/ Joseph R. Hardiman                     Director                        March 26, 2001
----------------------------------------
             Joseph R. Hardiman


/s/ Ossama R. Hassanein                    Director                        March 26, 2001
----------------------------------------
             Ossama R. Hassanein


/s/ David S. Oros                          Director                        March 27, 2001
----------------------------------------
             David S. Oros

                                  EXHIBIT INDEX

Exhibit
Number                           Description
-------  ---------------------------------------------------------------------

2.1 Agreement and Plan of Reorganization between Corvis Corporation and the Stockholders of Algety Telecom S.A., dated April 28, 2000 (incorporated by reference herein to Exhibit 2.1 to Corvis Corporation's registration statement on Form S-1, File No. 333-36238)

         Registrant hereby agrees to provide a copy of omitted Schedules to the above exhibit to the Securities and Exchange Commission upon request

3.1 Amended and Restated Certificate of Incorporation of Corvis Corporation (incorporated by reference herein to Exhibit 3.1 to Corvis Corporation's registration statement on Form S-1, File No. 333-36238)

3.2 Amended and Restated By-laws of Corvis Corporation (incorporated by reference herein to Exhibit 3.2 to Corvis Corporation's registration statement on Form S-1, File No. 333-36238)

10.1 Amended and Restated Loan Agreement, dated as of June 30, 1999, among Corvis Corporation, Venture Lending & Leasing II, Inc., as Agent, and Venture Lending & Leasing II, Inc. and the other Lenders signatory thereto (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation's registration statement on Form S-1, File No. 333-36238)

10.2* Corvis Corporation Second Amended 1997 Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to Corvis Corporation's registration statement on Form S-1, File No. 333-36238)

10.3* Form of Corvis Corporation 2000 Long Term Incentive Plan (incorporated by reference herein to Exhibit 10.3 to Corvis Corporation's registration statement on Form S-1, File No. 333-36238)

10.4 Form of Corvis Corporation Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.4 to Corvis Corporation's registration statement on Form S-1, File No. 333-36238)

10.5* Employment Agreement, dated as of July 22, 1999, by and between Corvis Corporation and Glenn M. Falcao (incorporated by reference herein to Exhibit 10.5 to Corvis Corporation's registration statement on Form S-1, File No. 333-36238)

10.6     Falcao separation agreement

10.7* Employment Agreement, dated as of September 30, 1998, by and between Corvis Corporation and Terence F. Unter (incorporated by reference herein to Exhibit 10.6 to Corvis Corporation's registration statement on Form S-1, File No. 333-36238)

Exhibit
Number                           Description
-------  ---------------------------------------------------------------------
10.8 Procurement Agreement, dated March 17, 2000, by and between Broadwing Communication Services, Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.7 to Corvis Corporation's registration statement on Form S-1, File No. 333-36238)

10.9 Amended and Restated Procurement Agreement and Field Trial Agreement, dated June 23, 2000, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.8 to Corvis Corporation's registration statement on Form S-1, File No. 333-36238)

10.10 Amendment No. 3 to Procurement Agreement, dated January 9, 2001, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation's Current Report on Form 8-K, dated January 9, 2001, File No. 0-30989)

10.11 Procurement Agreement, dated June 5, 2000, by and between Qwest Communications Corporation and Corvis Corporation (incorporated by reference herein to Exhibit 10.9 to Corvis Corporation's registration statement on Form S-1, File No. 333-36238)

21.1     Subsidiaries

23.1     Consent of KPMG LLP

27.1     Financial Data Schedule

---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.