Form 10-Q
period 2001-03-31
CORVIS CORP
filed 2001-05-11
CIK 1060490

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ___________________

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

      ____________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   ___X____                  No_______

Number of shares of Common Stock, $0.01 par value, outstanding at April 28, 2001: 359,023,202

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----


                              Part I - Financial Information

Item 1.  Financial Statements

              Unaudited condensed consolidated balance sheets as of
              December 30, 2000 and March 31, 2001........................     3

              Unaudited condensed consolidated statements of operations
              for the three months April 1, 2000 and March 31, 2001.......     4

              Unaudited condensed consolidated statements of cash flows
              for the three months April 1, 2000 and March 31, 2001.......     5

              Notes to unaudited condensed consolidated financial
              statements..................................................     6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................     9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk........    13



                          Part II - Other Information

Item 1.  Legal Proceedings................................................    14

Item 2.  Changes in Securities and Use of Proceeds........................    14

Item 3.  Defaults Upon Senior Securities..................................    15

Item 4.  Submission of Matters to a Vote of Security Holders..............    15

Item 5.  Other Information................................................    15

Item 6.  Exhibits and Reports on Form 8-K.................................    15

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CORVIS CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

              (In thousands, except share and per share amounts)

                                                                      December 30,   March 31,
                                                                          2000         2001
                                                                      -----------   ----------
ASSETS
------
Current assets:
     Cash and cash equivalents...............................          $1,024,758   $  877,810
     Trade accounts receivable...............................              16,085       63,741
     Inventory, net..........................................             219,414      231,191
     Other current assets....................................              26,802       33,265
                                                                       ----------   ----------
          Total current assets...............................           1,287,059    1,206,007

Restricted cash, long-term...................................              46,292       46,292
Property and equipment, net..................................             106,681      162,544
Goodwill and other intangible assets, net....................             929,204      822,882
Other long-term assets, net..................................              12,600       29,440
                                                                       ----------   ----------
          Total assets.......................................          $2,381,836   $2,267,165
                                                                       ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Notes payable, current portion..........................          $    1,438   $    1,359
     Capital lease obligations, current portion..............               1,841        3,310
     Accounts payable........................................              90,995       63,751
     Deferred revenue........................................               2,236       17,710
     Accrued expenses and other liabilities..................              18,509       41,687
                                                                       ----------   ----------
          Total current liabilities..........................             115,019      127,817
Noncurrent liabilities:
     Notes payable, net of current portion...................              44,529       44,505
     Capital lease obligations, net of current portion.......               1,380        2,246
     Deferred lease liability................................               4,315        4,166
                                                                       ----------   ----------
          Total liabilities..................................             165,243      178,734

Commitments and contingencies
Redeemable stock.............................................              30,000       30,000
Stockholders' equity:
     Common stock--$0.01 par value; 425,121,094
          shares authorized; 348,039,489 shares issued
          and outstanding as of December 30, 2000;
          358,625,041 shares issued and outstanding as of
          March 31, 2001.....................................               3,478        3,584

     Additional paid-in capital..............................           2,497,773    2,526,607
     Accumulated other comprehensive income:
          Foreign currency translation adjustment............              60,176        3,903
     Accumulated deficit.....................................            (374,834)    (475,663)
                                                                       ----------   ----------
     Total stockholders' equity..............................           2,186,593    2,058,431
                                                                       ----------   ----------
          Total liabilities, redeemable stock and
          stockholders' equity...............................          $2,381,836   $2,267,165
                                                                       ==========   ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                      CORVIS CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                                          Three Months Ended
                                                                         --------------------
                                                                         April 1,   March 31,
                                                                           2000       2001
                                                                         --------   ---------
Revenue ..............................................................   $          $  84,086
                                                                               --
Costs of revenue .....................................................         --      52,903
                                                                         --------   ---------
    Gross profit .....................................................         --      31,183

Operating expenses:
    Research and development, exclusive of equity-based expense ......     20,121      40,975
    Sales and marketing, exclusive of equity-based expense ...........      4,637      15,412
    General and administrative, exclusive of equity-based expense ....      2,677      10,979
    Equity-based expense:
        Research and development .....................................        745      12,775
        Sales and marketing ..........................................         --       3,663
        General and administrative ...................................         --       9,195
    Amortization of intangible assets ................................         91      52,245
                                                                         --------   ---------
        Total operating expenses .....................................     28,271     145,244
                                                                         --------   ---------
        Operating loss ...............................................    (28,271)   (114,061)
Interest income, net .................................................      1,440      13,232
                                                                         --------   ---------
    Net loss .........................................................   $(26,831)  $(100,829)
                                                                         ========   =========
Other comprehensive loss -- Foreign currency translation adjustment ..         --     (56,274)
                                                                         --------   ---------
    Comprehensive loss ...............................................   $(26,831)  $(157,103)
                                                                         ========   =========
    Basic and diluted net loss per common share ......................   $  (0.65)  $   (0.29)
                                                                         ========   =========
    Weighted average number of common shares outstanding .............     41,128     342,359


See accompanying notes to unaudited condensed consolidated financial statements.

                      CORVIS CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                Three Months Ended
                                                                               ---------------------
                                                                               April 1,    March 31,
                                                                                 2000        2001
                                                                               --------   ----------
Cash flows from operating activities:
Net loss ...................................................................   $(26,831)  $ (100,829)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ..........................................      1,475       60,269
    Equity-based expense ...................................................        745       25,633
    Amortization of deferred financing fees ................................        372           --
    Changes in operating assets and liabilities:
        Increase in accounts receivable ....................................         --      (47,656)
        Increase in inventory, net .........................................    (13,484)     (11,777)
        Increase in other assets ...........................................     (1,319)      (8,153)
        Increase in accounts payable and accrued expenses ..................      7,065       10,296
                                                                               --------   ----------
            Net cash used in operating activities ..........................    (31,977)     (72,217)
                                                                               --------   ----------

Cash flows from investing activities:
    Purchase of property and equipment .....................................     (7,688)     (59,715)
    Decrease (increase) in deposits and other non-current assets ...........        179      (15,151)
                                                                               --------   ----------
        Net cash used in investing activities ..............................     (7,509)     (74,866)
                                                                               --------   ----------
Cash flows from financing  activities:
    Repayments of notes payable and capital lease obligations...............    .(3,738)        (976)
    Proceeds from the issuance of stock ....................................        174        3,307
                                                                               --------   ----------
        Net cash provided by (used in) financing activities ................     (3,564)       2,331
                                                                               --------   ----------
        Effect of exchange rate changes on cash and cash equivalents .......         --       (2,196)
                                                                               --------   ----------
        Net decrease in cash and cash equivalents ..........................    (43,050)    (146,948)
Cash and cash equivalents--beginning .......................................    244,597    1,024,758
                                                                               --------   ----------
Cash and cash equivalents--ending ..........................................   $201,547   $  877,810
                                                                               ========   ==========
Supplemental disclosure of cash flow information:
    Interest paid ..........................................................   $  2,252   $      880
                                                                               ========   ==========
Supplemental disclosure of noncash activities:
    Financed leasehold improvements ........................................   $     --   $      964
                                                                               ========   ==========
    Obligations under capital lease ........................................   $     --   $    3,208
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

                      CORVIS CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (amounts in thousands except per share amounts)


(1) Summary of Significant Accounting Policies and Practices

(a)  Basis of Presentation

     The unaudited condensed consolidated financial statements included herein for Corvis Corporation and subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year.

     These financial statements should be read in conjunction with the Company's December 30, 2000 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed on March 28, 2001.

(b)  Revenue and Cost of Revenue

     Revenue from product sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved.

     Revenue from installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying condensed consolidated balance sheets.

     Cost of revenue includes the costs of manufacturing the Company's products and other costs associated with warranty and other contractual obligations, inventory obsolescence costs and overhead related to the Company's manufacturing, engineering, finishing and installation. Warranty reserves are determined based upon actual warranty cost experience, estimates of component failure rates and management's industry experience.

                      CORVIS CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (amounts in thousands except per share amounts)


(c)  Uses of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Inventory

     Inventories are comprised of the following:

                                                      December 30,   March 31,
                                                          2000         2001
                                                      ------------   --------
Raw materials......................................       $131,983   $ 161,290
Work-in-process....................................         50,161      37,377
Finished goods.....................................         51,119      53,066
                                                          --------   ---------
                                                           233,263     251,733
Less reserve for excess inventory and obsolescence.        (13,849)    (20,542)
                                                          --------   ---------
     Inventory, net................................       $219,414   $ 231,191
                                                          ========   =========


(3) Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share are computed as follows (in thousands, except per share data):

                                                         Three Months Ended
                                                      ------------------------
                                                        April 1,     March 31,
                                                          2000         2001
                                                      ------------   ---------
Net loss...................................               $(26,831)  $(100,829)
Basic and diluted weighted average shares..                 41,128     342,359
Basic and diluted net loss per share.......               $  (0.65)  $   (0.29)

     Options and warrants outstanding as of March 31, 2001 to purchase 51,520,816 and 7,634,676 shares of common stock, respectively, and 12,590,067 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three month period ended March 31, 2001 as their inclusion would be anti-dilutive.

     Convertible Preferred Stock outstanding as of April 1, 2000, convertible into 211,692,564 shares of common stock, options and warrants to purchase 20,367,024 and 17,554,394 shares of common stock, respectively, and 23,200,188 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three month period ended April 1, 2000 as their inclusion would be anti-dilutive.

                      CORVIS CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (amounts in thousands except per share amounts)


(4) Legal Matters

     In July 2000, Ciena Corporation ("Ciena") informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, an unspecified amount of damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. The litigation is currently in the discovery phase and a trial date has been set for April 1, 2002. Based on the status of the litigation, the Company cannot reasonably predict the likelihood of any potential outcome.

     On May 7, 2000, Paul Felzen, as Trustee of the Louise Laskin 1991 Revocable Trust, filed a class action lawsuit in the Southern District of New York. The complaint names Corvis, our directors and officers who signed the registration statement in connection with our initial public offering, and Credit Suisse First Boston Corporation as defendants. The complaint alleges that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that Credit Suisse First Boston Corporation had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of Corvis' common stock in the initial public offering and (2) that Credit Suisse First Boston had entered into arrangements with some investors that were designed to distort and/or inflate the market price for Corvis' common stock in the aftermarket following the initial public offering. The complaint asks the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys' and experts witness' fees and other costs. The complaint was only recently filed and we are still in the process of reviewing the allegations. We intend to vigorously defend ourselves and our officers and directors. Therefore, it is the position of the Company's management that, at this time, it is not possible to estimate the amount of a probable loss, if any, that might result from this matter. Accordingly, no provision for this matter has been made in the Company's condensed consolidated financial statements.

(5) Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of these derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Certain Hedging Activities - Deferral of the Effective Date for SFAS No. 133," and by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133," was adopted on January 1, 2001. The adoption of SFAS No. 133, SFAS No. 137 and SFAS No. 138 did not have a material effect on our consolidated financial statements.

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

     Qwest has agreed to purchase $150 million of our products, some of which are currently under development, over a two-year period. In April 2001, we received a commitment of $110 million to purchase both transmission and switching equipment under the aforementioned agreement with shipments commencing during fiscal 2001. Qwest's acceptance of delivered equipment is contingent upon passing Qwest's lab certification.

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

     Revenue from installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the our consolidated balance sheets.

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

Results of Operations

Three months ended March 31, 2001 compared to three months ended April 1, 2000

     Revenue. Revenue increased to $84.1 million for the three months ended March 31, 2001 from zero for the three months ended April 1, 2000. The increase in revenue is attributable to the acceptance of a field trial system and the sale of network hardware and associated software for commercial use. Revenue for the period is attributable to two customers.

     Gross Profit. Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. Gross profit was $31.2 million for the three months ended March 31, 2001. Gross margin as a percentage of revenues was 37.1%.

     Research and Development, Excluding Equity-Based Expense. Research and development expenses, excluding equity-based expense increased to $41.0 million for the three months ended March 31, 2001 from $20.1 million for the three months ended April 1, 2000. The increase in expenses was primarily attributable to significant increases in headcount, as well as material costs associated with prototype development and laboratory materials.

     Sales and Marketing, Excluding Equity-Based Expense. Sales and marketing expenses, excluding equity-based expense increased to $15.4 million for the three months ended March 31, 2001 from $4.6 million for the three months ended April 1, 2000. The increase in expenses was primarily attributable to significant increases in headcount and increases in promotions and trade show activities.

     General and Administrative, Excluding Equity-Based Expense. General and administrative expenses, excluding equity-based expense increased to $11.0 million for the three months ended March 31, 2001 from $2.7 million for the three months ended April 1, 2000. The increase in expenses was primarily attributable to salaries and related benefits due to the hiring of additional personnel and increased costs associated with establishing the proper infrastructure to support our organization.

     Equity-based Expense. Equity-based expense related to research and development, sales and marketing and general and administrative functions for the three months ended March 31, 2001 increased to $25.6 million from $0.7 million in the three months ended April 1, 2000. The increase in equity-based compensation primarily resulted from expenses associated with stock options granted at an exercise price below fair value on the date of grant.

     Amortization of Goodwill and Intangible Assets. Amortization of intangible assets expenses increased to $52.2 million for the three months ended March 31, 2001 from $0.1 million for the three months ended April 1, 2000. The increase was primarily attributable to the amortization of intangibles resulting from our recent acquisitions.

     Interest Income, Net. Interest income, net of interest expense, increased to $13.2 million for the three months ended March 31, 2001 from $1.4 million for the three months ended April 1, 2000. The increase was primarily attributable to higher invested cash balances from the proceeds of the initial public offering and various private placements, offset in part by interest expense incurred under various credit facilities.

Liquidity and Capital Resources

     Since inception through March 31, 2001, we have financed a significant portion of our operations, capital expenditures and working capital primarily through public and private sales of our capital stock, borrowings under credit and lease facilities and cash generated from operations. At March 31, 2001, our cash and cash equivalents totaled $877.8 million.

     Net cash used in operating activities was $72.2 million for the quarter ended March 31, 2001. Cash used in operating activities for the quarter ended March 31, 2001 was primarily attributable to a net loss of $100.8 million and $47.7 million of accounts receivable, partially offset by non-cash expense items including depreciation and amortization of $60.3 million and equity-based expense of $25.6 million.

     Net cash used in investing activities for the quarter ended March 31, 2001 was $74.9 million which was primarily attributable to purchases of manufacturing and test equipment, information systems and office equipment. We continue to evaluate our need for production and administrative equipment and facilities to accommodate our current and future operations. Capital expenditures for the remainder of 2001 are expected to total between $50.0 million and $75.0 million.

     Net cash provided by financing activities for the quarter ended March 31, 2001, was $2.3 million, primarily attributable to proceeds from the exercise of warrants and employee stock options.

     As of March 31, 2001, long-term restricted cash totaled $46.3 million, of which $43.5 million represents cash held as security under a note payable. This restriction will be released upon repayment of the note which is due in November 2002. In addition, as of March 31, 2001, we had outstanding irrevocable letters of credit aggregating $2.8 million relating to lease obligations for various manufacturing and office facilities and other business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each respective lease term or agreement term.

     Currently, our industry is experiencing significant competitive pricing pressures and a general slow down in telecommunication infrastructure spending. As such, we expect gross margins for the remainder of the year to decrease from previous levels. Lower gross margins are likely to result from several factors including, but not limited to, selling our products to customers at lower prices, providing financing to customers and reduced manufacturing efficiencies due to changes in volume.

     In light of the current economic environment, we slowed expansion within current operations during the first quarter of 2001 and are formulating plans to strategically lower operating expenses for the remainder of the fiscal year. Plans will include strategic personnel reductions, elimination of excess facilities and other measures to streamline operating costs. If we are unable to plan and execute these cost reduction measures effectively and in a timely manner, or if margin pressures continue for longer than expected, our liquidity and capital resources could be adversely effected.

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

     We believe that our current cash and cash equivalents and cash generated from operations will satisfy our expected working capital, capital expenditure, and investment requirements through at least the next twelve months.

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

     On May 7, 2000, Paul Felzen, as Trustee of the Louise Laskin 1991 Revocable Trust, filed a class action lawsuit in the Southern District of New York. The complaint names Corvis, our directors and officers who signed the registration statement in connection with our initial public offering, and Credit Suisse First Boston Corporation as defendants. The complaint alleges that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that Credit Suisse First Boston Corporation had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of Corvis' common stock in the initial public offering and (2) that Credit Suisse First Boston had entered into arrangements with some investors that were designed to distort and/or inflate the market price for Corvis' common stock in the aftermarket following the initial public offering. The complaint asks the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys' and experts witness' fees and other costs. The complaint was only recently filed and we are still in the process of reviewing the allegations. We intend to vigorously defend ourselves and our officers and directors.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

Exchange Rate Sensitivity

     We have two wholly owned subsidiaries which use a foreign currency as their functional currency and are translated into U.S. dollars. The functional currency of Algety is the French Franc and Corvis Canada's functional currency is the Canadian dollar. As such, we are exposed to risk related to the adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. For the three months ended March 31, 2001, we recognized a foreign currency translation loss of $56.3 million as part of other comprehensive loss.

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

     On May 7, 2000, Paul Felzen, as Trustee of the Louise Laskin 1991 Revocable Trust, filed a class action lawsuit in the Southern District of New York. The complaint names Corvis, our directors and officers who signed the registration statement in connection with our initial public offering, and Credit Suisse First Boston Corporation as defendants. The complaint alleges that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that Credit Suisse First Boston Corporation had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of Corvis' common stock in the initial public offering and (2) that Credit Suisse First Boston had entered into arrangements with some investors that were designed to distort and/or inflate the market price for Corvis' common stock in the aftermarket following the initial public offering. The complaint asks the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys' and experts witness' fees and other costs. The complaint was only recently filed and we are still in the process of reviewing the allegations. We intend to vigorously defend ourselves and our officers and directors.

Item 2.   Changes in Securities and Use of Proceeds

(a)  None.

(b)  None.

(c) During January 2001, a warrant holder exercised 356,976 Series B warrants, convertible into 4,283,712 shares of common stock, through a cashless exercise election at an aggregate exercise price of $0.8 million, resulting in the net issuance of 4,247,664 shares of common stock. The transaction is exempt from the registration requirements pursuant to Section 4(2) of the Securities Act.

     During January 2001, a warrant holder exercised 98,877 Series C warrants, convertible into 1,186,524 shares of common stock, through a cashless exercise election at an aggregate exercise price of $0.6 million, resulting in the net issuance of 1,158,348 shares of common stock. The transaction is exempt from the registration requirements pursuant to
     Section 4(2) of the Securities Act.

     During January 2001, warrant holders exercised 225,485 Series E warrants, convertible into 2,705,820 shares of common stock, through a cashless exercise election at an aggregate exercise price of $2.1 million, resulting in the net issuance of 2,624,904 shares of common stock. The transaction is exempt from the registration requirements pursuant to Section 4(2) of the Securities Act.

(d)       Not applicable.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)  No exhibits are required to be filed herewith.

(b) On January 16, 2001, we filed a Current Report on Form 8-K dated January 9, 2001. Attached as an exhibit to that report was a copy of Amendment No. 3 to the Procurement Agreement between Williams Communications, LLC and Corvis Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Corvis Corporation



Date: May 11, 2001                       /s/ Anne H. Stuart
                                         ----------------------------------
                                         Anne H. Stuart
                                         Senior Vice President, Chief Financial
                                          Officer and Treasurer



Date: May 11, 2001                       /s/ Timothy C. Dec
                                         -----------------------------------
                                         Timothy C. Dec
                                         Vice President, Chief Accounting
                                          Officer and Corporate Controller