Form 10-Q
period 2001-06-30
CORVIS CORP
filed 2001-08-13
CIK 1060490

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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



      --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   ___X____                  No_______






Number of shares of Common Stock, $0.01 par value, outstanding at July 28, 2001: 360,100,877.

                                TABLE OF CONTENTS


                                                                                                             Page
                                                                                                             ----
                                    Part I - Financial Information

Item 1.  Financial Statements

              Unaudited condensed consolidated balance sheets as of December 30, 2000 and June 30, 2001....    3

              Unaudited condensed consolidated statements of operations for the
              three and six months ended July 1, 2000 and June 30, 2001....................................    4

              Unaudited condensed consolidated statements of cash flows for the
              six months ended July 1, 2000 and June 30, 2001..............................................    5

              Notes to unaudited condensed consolidated financial statements...............................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............   12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........................................   18



                                      Part II - Other Information

Item 1.  Legal Proceedings ................................................................................   20

Item 2.  Changes in Securities and Use of Proceeds ........................................................   21

Item 3.  Defaults Upon Senior Securities ..................................................................   21

Item 4.  Submission of Matters to a Vote of Security Holders ..............................................   21

Item 5.  Other Information ................................................................................   21

Item 6.  Exhibits and Reports on Form 8-K .................................................................   21


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       CORVIS CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)

                                                                                     December 30,         June 30,
                                                                                         2000               2001
                                                                                      ----------         ----------
ASSETS
------
Current assets:
         Cash and cash equivalents                                                    $1,024,758         $  771,606
         Trade accounts receivable                                                        16,085             67,439
         Inventory, net                                                                  219,414            177,065
         Other current assets                                                             26,802             27,174
                                                                                      ----------         ----------
              Total current assets                                                     1,287,059          1,043,284

Restricted cash, long-term                                                                46,292             46,292
Property and equipment, net                                                              106,681            173,582
Goodwill and other intangible assets, net                                                929,204            162,064
Other long-term assets, net                                                               12,600             22,435
                                                                                      ----------         ----------
              Total assets                                                            $2,381,836         $1,447,657
                                                                                      ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
         Notes payable, current portion                                               $    1,438         $    1,599
         Capital lease obligations, current portion                                        1,841              4,662
         Accounts payable                                                                 90,995             38,784
         Accrued expenses and other liabilities                                           20,745             42,568
         Provision for restructuring and other charges                                        --             33,858
                                                                                      ----------         ----------
              Total current liabilities                                                  115,019            121,471
Noncurrent liabilities:
         Notes payable, net of current portion                                            44,529             44,466
         Capital lease obligations, net of current portion                                 1,380              2,485
         Deferred lease liability and other                                                4,315              6,245
                                                                                      ----------         ----------
              Total liabilities                                                          165,243            174,667

Commitments and contingencies
Redeemable stock                                                                          30,000             30,000
Stockholders' equity:
         Common stock--$0.01 par value; 425,121,094 shares authorized;
              348,039,489 shares issued and outstanding as of December 30,
              2000; 359,626,829 shares issued and outstanding as of June 30,
              2001                                                                         3,478              3,594
         Additional paid-in capital                                                    2,497,773          2,557,390
         Accumulated other comprehensive income (loss):
              Foreign currency translation adjustment                                     60,176            (20,499)
         Accumulated deficit                                                            (374,834)        (1,297,495)
                                                                                      ----------         ----------
         Total stockholders' equity                                                    2,186,593          1,242,990
                                                                                      ----------         ----------
              Total liabilities, redeemable stock and stockholders' equity            $2,381,836         $1,447,657
                                                                                      ==========         ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                       CORVIS CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                             Three Months Ended             Six Months Ended
                                                           -------------------------     ----------------------------
                                                             July 1,        June 30,       July 1,         June 30,
                                                              2000            2001          2000             2001
                                                           ----------     ----------     ----------      -------------
Revenue ................................................   $       --      $  64,959      $      --       $   149,046
Costs of revenue:
         Product sales .................................           --         40,542             --            93,445
         Inventory write-downs and other charges .......           --         99,166             --            99,166
                                                           ----------      ---------      ---------       -----------
         Gross profit (loss) ...........................           --        (74,749)            --           (43,565)

Operating expenses:
         Research and development, exclusive of
            equity-based expense........................       13,536         41,950         33,657            82,925
         Sales and marketing, exclusive of equity-
            based expense...............................        4,367         15,101          9,003            30,512
         General and administrative, exclusive
            of equity-based expense.....................        5,468          8,533          8,145            19,512
         Equity-based expense:
              Research and development..................          904         12,653          1,649            25,428
              Sales and marketing ......................       35,529          3,632         35,529             7,295
              General and administrative ...............        1,457          9,154          1,457            18,349
         Amortization of intangible assets .............          106         49,631            197           101,876
         Purchased research and development ............       40,300             --         40,300                --
         Restructuring, impairment and
            other charges...............................           --        606,735             --           606,735
                                                           ----------      ---------      ---------       -----------
              Total operating expenses .................      101,667        747,389        129,937           892,632
                                                           ----------      ---------      ---------       -----------
              Operating loss ...........................     (101,667)      (822,138)      (129,937)         (936,197)
Interest income and other, net .........................          925            306          2,365            13,536
                                                           ----------      ---------      ---------       -----------
         Net loss ......................................   $ (100,742)     $(821,832)     $(127,572)      $  (922,661)
                                                           ==========      =========      =========       ===========
Other comprehensive loss -- Foreign currency
   translation adjustment................. .............           --        (24,402)           --            (80,675)
                                                           ----------      ---------      ---------       -----------
             Comprehensive loss ........................   $ (100,742)     $(846,234)     $(127,572)      $(1,003,336)
                                                           ==========      =========      =========       ===========
             Basic and diluted net loss per common
              share.....................................      $ (2.51)        $(2.36)        $(3.31)           $(2.67)
                                                              ========        ======         ======            ======
             Weighted average number of
              common shares outstanding.................       40,077        347,909         38,595           345,172


See accompanying notes to unaudited condensed consolidated financial statements.

                       CORVIS CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                           Six Months Ended
                                                                                       ----------------------------
                                                                                         July 1,           June 30,
                                                                                          2000               2001
                                                                                       ---------          ---------
Cash flows from operating activities:
Net loss .......................................................................       $(127,572)         $(922,661)
Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization .........................................           3,558            122,768
         Equity-based expense ..................................................          38,635             51,072
         Purchased research and development ....................................          40,300                 --
         Restructuring, impairment and other charges ...........................              --            663,276
         Asset impairment and other non-cash expenses ..........................             745              8,683
         Changes in operating assets and liabilities:
              Increase in accounts receivable ..................................              --            (51,354)
              Increase in inventory, net .......................................         (55,567)           (23,474)
              Increase in other assets .........................................          (1,305)            (3,740)
              Increase (decrease) in accounts payable and accrued expenses .....          15,982              4,437
                                                                                       ---------          ---------
                  Net cash used in operating activities ........................         (85,224)          (150,993)
                                                                                       ---------          ---------
Cash flows from investing activities:
         Purchase of property and equipment ...................................          (26,842)           (86,103)
         Cash acquired in business combination .................................          20,782                 --
         Decrease (increase) in deposits and other non-current assets ..........             179            (15,150)
                                                                                       ---------          ---------
              Net cash used in investing activities ............................          (5,881)          (101,253)
                                                                                       ---------          ---------
Cash flows from financing activities:
         Restricted cash .......................................................              61                 --
         Payments on note payable and capital leases ...........................          (7,880)            (1,674)
         Proceeds from the issuance of stock ...................................          40,972              3,776
                                                                                       ---------          ---------
              Net cash provided by financing activities ........................          33,153              2,102
                                                                                       ---------          ---------
              Effect of exchange rate changes on cash and cash equivalents .....              --             (3,008)
                                                                                       ---------          ---------
              Net decrease in  cash and cash equivalents .......................         (57,952)          (253,152)
Cash and cash equivalents--beginning ...........................................         244,597          1,024,758
                                                                                       ---------          ---------
Cash and cash equivalents--ending ..............................................       $ 186,645          $ 771,606
                                                                                       =========          =========
Supplemental disclosure of cash flow information:
         Interest paid .........................................................       $   3,616          $   1,001
                                                                                       =========          =========
Supplemental disclosure of noncash activities:
         Financed leasehold improvements .......................................       $     923          $      --
                                                                                       =========          =========
         Obligations under capital lease .......................................       $      --          $   5,699
                                                                                       =========          =========
         Purchase business combinations consideration paid with
           preferred stock .....................................................       $ 218,706          $      --
                                                                                       =========          =========

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

(b)      Revenue and Costs of Revenue

         Revenue from product sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved.

         Revenue from installation services is recognized as the services are performed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying condensed consolidated balance sheets.

         Costs of revenue include the costs of manufacturing the Company's products and other costs associated with warranty and other contractual obligations, inventory obsolescence costs and overhead related to the Company's manufacturing, engineering, finishing and installation. Warranty reserves are determined based upon actual warranty cost experience, estimates of component failure rates and management's industry experience.

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

(2)      Inventory Write-downs, Restructuring and Other Charges

         During the second fiscal quarter of 2001, the Company recorded inventory write-downs, restructuring, impairment and other charges totaling $714.6 million. These charges were comprised of $99.2 million in cost of revenue charges associated with inventory write-downs and losses on open purchase commitment cancellations associated with component parts for discontinued product lines; $9.4 million associated with workforce reduction; $9.0 million associated with consolidation of excess facilities and write-down of idle equipment; $588.3 million associated with the write-down of goodwill associated with the acquisition of Algety Telecom S.A.; and $8.7 million associated with impairment charges on investments carried at cost. The restructuring actions, under a plan approved by the Company's Board of Directors were taken in response to unfavorable economic conditions and a reduction in capital expenditures by telecommunication service providers.

(a)      Inventory write-downs

         The restructuring plan includes discontinuance of certain product lines and reduction of planned production levels that resulted in an approximate charge of $99.2 million, which has been classified as a component of costs of revenues. These charges include approximately $65.8 million associated with the write-down of excess inventory and $33.4 million in incremental costs associated with canceling certain open purchase commitments.

(b)      Workforce reduction

         The restructuring plan includes a work force reduction program that resulted in the termination of approximately 300 employees or 20% within the Company's United States operations. The Company recorded a workforce reduction charge of approximately $9.4 million, consisting of $4.5 million for severance and related benefits and $4.9 million for equity-based compensation charges associated with the acceleration of vesting for related employee stock options. The workforce reduction was substantially complete by the end of the second quarter of fiscal 2001.

(c)      Facility Consolidation and Idle Equipment

         To reduce costs and improve productivity, the restructuring plan includes a consolidation of excess facilities and equipment. Losses on excess facility exit plans include $9.0 million in incremental lease exit costs. Consolidation of facilities expected to be completed by the end of the third quarter of fiscal 2001.

(d)      Impairment of Goodwill and Other Assets

         When events and circumstances warrant a review, Corvis Corporation evaluates the carrying value of long-lived assets to be held and used in accordance with Statement of Financial Accounting

                       CORVIS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (amounts in thousands except per share amounts)


Standards ("SFAS") No. 121 "Accounting for the Impairment and for Long-Lived Assets to be Disposed Of." In the second quarter, unfavorable economic conditions have resulted in a reduction in capital expenditures by telecommunications service providers. In light of the business environment and uncertain telecommunications spending, Corvis evaluated its long-lived assets in accordance with SFAS No. 121 and determined that the carrying value exceeded the estimated fair value of goodwill recorded in association with the acquisition of Algety Telecom S.A., resulting in an impairment charge of approximately $588.3 million. In addition the Company recorded an impairment charge of $8.7 million associated with the write-down of certain investments carried at cost.

(e)      Summary of Inventory Write-downs, Restructuring and Other Charges

                                                                                                        Provision
                                                             Total          Cash       Non-cash          Balance
                                                            Charge        Payments      Charge        June 30, 2001
                                                           --------       --------     --------       -------------
Costs of revenue, special charges
  Inventory write-down and open purchase commitments ...   $ 99,166        $3,500      $ 65,823          $29,843
                                                           --------        ------      --------          -------
Restructuring and other charges:
  Workforce reduction ..................................      9,409         2,766         4,885            1,758
  Facility consolidations and idle equipment ...........      9,031            --         4,273            4,758
  Write-down of impaired goodwill ......................    588,295            --       588,295               --
                                                           --------        ------      --------          -------
         Total restructuring and other charges .........    606,735         2,766       597,453            6,516
                                                           --------        ------      --------          -------
Interest income and other, net of
 impairment of investments .............................      8,682            --         8,682               --
                                                           --------        ------      --------          -------
Total ..................................................   $714,583        $6,266      $671,958           36,359
                                                           ========        ======      ========
Less current portion ...................................                                                  33,858
                                                                                                         -------
Provision balance, net of current portion ..............                                                 $ 2,501
                                                                                                         =======

The provision balance above is anticipated to be paid out in the remainder of fiscal year 2001, except for excess lease facilities charges of approximately $2.5 million, which will be paid out over an additional six month period.


(3)  Inventory

         Inventories are comprised of the following:

                                                                     December 30,             June 30,
                                                                         2000                   2001
                                                                     -----------             ---------
Raw materials .....................................................     $131,983             $ 163,675
Work-in-process ...................................................       50,161                35,844
Finished goods ....................................................       51,119                46,241
                                                                        --------             ---------
                                                                         233,263               245,760
Less reserve for excess inventory and obsolescence ................      (13,849)              (68,695)
                                                                        --------             ---------
         Inventory, net ...........................................     $219,414             $ 177,065
                                                                        ========             =========

                       CORVIS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (amounts in thousands except per share amounts)


(4)  Basic and Diluted Net Loss Per Share

         Basic and diluted net loss per share are computed as follows (in thousands, except per share data):

                                                                         Three Months Ended
                                                                  ------------------------------
                                                                     July 1,           June 30,
                                                                      2000               2001
                                                                  ---------           ----------
Net loss ......................................................    (100,742)          $(821,832)
Basic and diluted weighted average common shares ..............      40,077             347,909
Basic and diluted net loss per common share ...................   $   (2.51)          $   (2.36)


                                                                          Six Months Ended
                                                                  -------------------------------
                                                                    July 1,             June 30,
                                                                     2000                 2001
                                                                  ---------           ------------
Net loss ......................................................   $(127,572)          $  (922,661)
Basic and diluted weighted average common shares ..............      38,595               345,172
Basic and diluted net loss per common share ...................   $   (3.31)          $     (2.67)



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

         Options and warrants outstanding as of June 30, 2001 to purchase 47,974,514 and 7,634,676 shares of common stock, respectively, and 10,187,222 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three month period ended June 30, 2001 as their inclusion would be anti-dilutive.


(5)      Legal Matters

         In July 2000, Ciena Corporation ("Ciena") informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, an unspecified amount of damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. The litigation is currently in the discovery phase and a trial date has been set for April 1, 2002. Based on the status of the litigation, the Company cannot reasonably predict the likelihood of

                       CORVIS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (amounts in thousands except per share amounts)

any potential outcome. Accordingly, no provision for this matter has been made in the Company's condensed consolidated financial statements.

         Between May 7, 2001 and June 15, 2001, nine putative class action lawsuits were filed in the United States District Court for the Southern District of New York relating to the Company's initial public offering on behalf of all persons who purchased Company stock between July 28, 2000 and the filing of the complaints. Each of the complaints names as defendants: the Company, its directors and officers who signed the registration statement in connection with the Company's initial public offering, and certain of the underwriters that participated in the Company's initial public offering. The complaints allege that the registration statement and prospectus relating to the Company's initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company's common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Company's common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys' and experts witness' fees and other costs. The plaintiffs have moved to appoint lead plaintiff, to appoint lead counsel and to consolidate the actions. These motions are pending. No discovery has yet occurred. The Company intends to vigorously defend itself and its officers and directors. It is the position of Company's management that, at this time, it is not possible to estimate the amount of a probable loss, if any, that might result from this matter. Accordingly, no provision for this matter has been made in the Company's condensed consolidated financial statements.

(6)      Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair value of these derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Certain Hedging Activities - Deferral of the Effective Date for SFAS No. 133," and by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133," was adopted on January 1, 2001. The adoption of SFAS No. 133, SFAS No. 137 and SFAS No. 138 did not have a material effect on the Company's consolidated financial statements.


         In July 2001, the Financial Accounting Standards Board issued SFAS
No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The application of this

                      CORVIS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (amounts in thousands except per share amounts)

accounting standard is not expected to have a material adverse effect on the business, results of operations of financial condition.

         Also in July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Practice Board ("APB") Opinion No.17, Intangible Assets. It addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement is effective beginning January 2, 2002. The Company is currently reviewing the provisions of this statement and its potential impact on the Company's results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following discussion and analysis along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report and in conjunction with our Form 10-K filed on March 29, 2001 with the Securities and Exchange Commission.

Overview

         We design, manufacture and sell high performance optical communication systems that lower the overall cost of network ownership for service providers. Our all-optical products have enabled a fundamental shift in network design and efficiency by allowing for the transmission, switching and management of communication traffic entirely in the optical domain, thereby eliminating the capital and operational expense of electrical regeneration and switching equipment in the backbone network. Our point to point and repeaterless transmission products and optical switching products allow us to offer high performance solutions that address a broad range of networking requirements encountered by service providers.

         We currently have five customers, including Broadwing Communications, Inc., Williams Communications, Inc., Qwest Communications Corporation, Telefonica, and a major global carrier with a business arrangement under a non-disclosure agreement. During the first half of 2000, we shipped, installed and activated laboratory trial systems and field trial systems for both Broadwing and Williams Communications to allow for customer testing and inspection. In July 2000, we successfully completed the Broadwing Communications field trial and Broadwing agreed to purchase $200 million of our products and services over a two-year period. Throughout the remainder of 2000, we began the deployment of both transmission and switching equipment to Broadwing and built-up finished goods inventory necessary to support customer orders in early 2001.

         In January 2001, the field trial system provided to Williams Communications was accepted and Williams Communications agreed to purchase up to $300 million of our products and services over a multi-year period. Shipment of commercial equipment to Williams Communications began late in the first quarter of 2001 and continues to date.

         Qwest has agreed to purchase $150 million of our products, some of which are currently under development, over a two-year period. In April 2001, we received a commitment of $110 million to purchase both transmission and switching equipment under the aforementioned agreement with shipments commencing during fiscal 2001. Qwest's acceptance of delivered equipment is contingent upon certain shipment pre-requisites.

     In the second quarter 2001, the Company entered into a contract with a global carrier and reached agreement with Spanish operator Telefonica for the delivery of our next generation optical products. These contracts are in early stages; however, we hope to develop these arrangements into long-term business relationships.

         We are also in discussions with other service providers to begin field trials and to purchase our products and services.

         Recently, unfavorable economic conditions have resulted in reduced capital expenditures by telecommunications service providers. In response to these conditions, we implemented a restructuring plan, approved by the Company's Board of Directors, designed to decrease the Company's business expenses and to align resources for long-term growth opportunities. Additionally, we evaluated the carrying value of our long-lived assets. In the second quarter, the Company recorded business restructuring and impairment charges of approximately $714.6 million. These charges included $99.2 million associated with inventory write-downs and open purchase commitments which were recorded in costs of revenue, $606.7 associated with workforce reduction, consolidation of excess facilities, write-down of idle equipment, and impairment of goodwill recorded in restructuring and other charges; and $8.7 million associated with impairment of certain investments carried at cost recorded as interest income and other expense, net.

         Revenue. Revenue from product sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved.

         Revenue from installation services is recognized as the services are performed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in our consolidated balance sheets.

         Costs of Revenue. Costs of revenue include the costs of manufacturing our products and other costs associated with warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing, engineering, finishing and installation. Warranty reserves are determined based upon actual warranty cost experience, estimates of component failure rates and management's industry experience.

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

         Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value prior to our initial public offering.

         Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets primarily relates to the amortization of goodwill associated with the acquisition of Algety Telecom S.A. As discussed above, the Company recorded a charge of approximately $588.3 million, which was recorded in restructuring and other special charges discussed below, to reduce this goodwill to its current estimated fair value. As a result, amortization expense should significantly decrease in future periods.

Results of Operations

Three months ended June 30, 2001 compared to three months ended July 1, 2000

         Revenue. Revenue increased to $65.0 million for the three months ended June 30, 2001 from zero for the three months ended July 1, 2000. The increase in revenue is attributable to the sale of network hardware and associated software for commercial use to two customers.

         Gross Profit. Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. In association with discontinued product lines under the Company's restructuring plan, the Company recorded cost of revenue charges totaling $99.2 million, comprised of inventory write-downs and certain open purchase commitments of approximately $65.8 million and $33.4 million, respectively. Gross profit (loss) was $(74.7) million for the three months ended June 30, 2001. Gross margin as a percentage of revenues was (115.1)%. Excluding special charges of $99.2 million for the three months ended June 30, 2001, gross profit and gross margin were $24.5 million and 37.6%, respectively.

         Research and Development, Excluding Equity-Based Expense. Research and development expenses, excluding equity-based expense increased to $41.9 million for the three months ended June 30, 2001 from $13.5 million for the three months ended July 1, 2000. The increase in expenses was primarily attributable to significant increases in headcount, as well as material costs associated with prototype development and laboratory materials.

         Sales and Marketing, Excluding Equity-Based Expense. Sales and marketing expenses, excluding equity-based expense increased to $15.1 million for the three months ended June 30, 2001 from $4.4 million for the three months ended July 1, 2000. The increase in expenses was primarily attributable to significant increases in headcount and increases in promotions and trade show activities.

         General and Administrative, Excluding Equity-Based Expense. General and administrative expenses, excluding equity-based expense increased to $8.5 million for the three months ended June 30, 2001 from $5.5 million for the three months ended July 1, 2000. The increase in expenses was primarily attributable to salaries and related benefits due to the hiring of additional personnel and increased costs associated with establishing the proper infrastructure to support our organization.

         Equity-based Expense. Equity-based expense related to research and development, sales and marketing and general and administrative functions decreased to $25.4 million for the three months ended June 30, 2001 from $37.9 million for the three months ended July 1, 2000. Equity-based expense for the three months ended June 30, 2001 primarily relates to charges associated with the granting of employee options at below fair market value prior to our initial public offering. Equity-based expense for the three months ended July 1, 2000 primarily relates to the waiving of certain forfeiture provisions contained in warrants granted to certain customers.

         Amortization of Goodwill and Intangible Assets. Amortization of intangible assets expenses increased to $49.6 million for the three months ended June 30, 2001 from $0.1 million for the three months ended July 1, 2000. The increase was primarily attributable to the amortization of intangibles resulting from our recent acquisitions.

         Restructuring and Other Charges. Restructuring and other charges increased to $606.7 million for the three months ended June 30, 2001 from zero for the three months ended July 1, 2000. These charges were comprised of $9.4 million associated with workforce reduction, $9.0 million associated with consolidation of facilities and write-down of idle equipment, and $588.3 million associated with the write-down of goodwill associated with the acquisition of Algety Telecom S. A.

         Interest Income and Other, Net. Interest income, net of interest and other expenses, decreased to $0.3 million for the three months ended June 30, 2001 from $0.9 million for the three months ended July 1, 2000. The decrease was primarily attributable to the write-down of certain equity investments of approximately $8.7 million associated with the permanent impairment of certain investments carried at cost and interest expense incurred under various credit facilities, offset in part by interest income attributable to invested cash balances from the proceeds of initial public offering and various private placements.

Six months ended June 30, 2001 compared to six months ended July 1, 2000

         Revenue. Revenue increased to $149.0 million for the six months ended June 30, 2001 from zero for the six months ended July 1, 2000. The increase in revenue is attributable to the acceptance of a field trial system and the sale of network hardware and associated software for commercial use. Revenue for the period is attributable to two customers.

         Gross Profit. Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. In association with discontinued product lines under the Company's restructuring plan, the Company recorded cost of revenue charges totaling $99.2 million, comprised of inventory write-downs and certain purchase commitments of approximately $65.8 million and $33.4 million, respectively. Gross profit was $(43.6) million for the six months ended June 30, 2001. Gross margin as a percentage of revenues was (29.2)%. Excluding special charges of $99.2 million for six months ended June 30, 2001, gross profit and gross margin were $55.6 million and 37.3%, respectively.

         Research and Development, Excluding Equity-Based Expense. Research and development expenses, excluding equity-based expense increased to $82.9 million for the six months ended June 30, 2001 from $33.7 million for the six months ended July 1, 2000. The increase in expenses was primarily attributable to significant increases in headcount, as well as material costs associated with prototype development and laboratory materials.

         Sales and Marketing, Excluding Equity-Based Expense. Sales and marketing expenses, excluding equity-based expense increased to $30.5 million for the six months ended June 30, 2001 from $9.0 million for the six months ended July 1, 2000. The increase in expenses was primarily attributable to significant increases in headcount and increases in promotions and trade show activities.

         General and Administrative, Excluding Equity-Based Expense. General and administrative expenses, excluding equity-based expense increased to $19.5 million for the six months ended June 30, 2001 from $8.1 million for the six months ended July 1, 2000. The increase in expenses was primarily attributable to significant increases in headcount, and increased costs associated with establishing the proper infrastructure to support our organization.

         Equity-based Expense. Equity-based expense related to research and development, sales and marketing and general and administrative functions increased to $51.1 million for the six months ended June 30, 2001 from $38.6 million in the six months ended July 1, 2000. The increase in equity-based compensation primarily resulted from an increase in charges associated with stock options granted prior to our initial public offering at an exercise price below fair value on the date of grant.

         Amortization of Goodwill and Intangible Assets. Amortization of intangible assets expenses increased to $101.9 million for the six months ended June 30, 2001 from $0.2 million for the six months ended July 1, 2000. The increase was primarily attributable to the amortization of intangibles resulting from our recent acquisitions.

         Restructuring and Other Charges. Restructuring and other charges increased to $606.7 million for the six months ended June 30, 2001 from zero for the six months ended July 1, 2000. These charges were comprised of $9.4 million associated with workforce reduction, $9.0 million associated with consolidation of excess facilities and write-down of idle equipment, and $588.3 million associated with the write-down of goodwill associated with the acquisition of Algety Telecom S.A.

         Interest Income and Other, Net. Interest income, net of interest and other expense, increased to $13.5 million for the six months ended June 30, 2001 from $2.4 million for the six months ended July 1, 2000. The increase was primarily attributable to higher invested cash balances from the proceeds of the initial public offering and various private placements, offset in part by interest expense incurred under various credit facilities and a write-down of certain equity investments of approximating $8.7 million associated with the permanent impairment of certain investments carried at cost.

Liquidity and Capital Resources

         Since inception through June 30, 2001, we have financed a significant portion of our operations, capital expenditures and working capital primarily through public and private sales of our capital stock, borrowings under credit and lease facilities and cash generated from operations. At June 30, 2001, our cash and cash equivalents totaled $771.6 million.

     Net cash used in operating activities was $151.0 million for the six months ended June 30, 2001. Cash used in operating activities for the six months ended June 30, 2001 was primarily attributable to a net loss of $922.7 million, $51.4 million of increases in accounts receivable, $23.5 million increase in net inventory, partially offset by non-cash expense items including depreciation and amortization of $122.8 million, equity-based expense of $51.1 million and restructuring, inventory write-down, and other charges of $663.3 million.

         Net cash used in investing activities for the six months ended June 30, 2001 was $101.3 million which was primarily attributable to purchases of manufacturing and test equipment, information systems and office equipment. We continue to evaluate our need for production and administrative equipment and facilities to accommodate our current and future operations. Capital expenditures for the remainder of 2001 are expected to total between $10 million and $20 million.

         Net cash provided by financing activities for the six months ended June 30, 2001 was $2.1 million, primarily attributable to proceeds from the exercise of warrants and employee stock options.

         As of June 30, 2001, long-term restricted cash totaled $46.3 million, of which $43.5 million represents cash held as security under a note payable. This restriction will be released upon repayment of the note which is due in November 2002. In addition, as of June 30, 2001, we had outstanding irrevocable letters of credit aggregating $2.8 million relating to lease obligations for various manufacturing and office facilities and other business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each respective lease term or agreement term.

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

         Certain of our customer agreements include customer acceptance provisions associated with equipment delivery. Unexpected delays in customer acceptance may give rise to delays in cash collection and related revenue recognition. Such delays could adversely impact our liquidity and results of operations.

         In light of the current economic environment, we slowed expansion within current operations during the first six months of 2001 and implemented plans to strategically lower operating expenses for the remainder of the fiscal year. Plans included personnel reductions, elimination of excess facilities and other measures to streamline operating costs. The Company currently is developing additional cost reduction plans, which will be at lower levels than those implemented in the second quarter of 2001. If we are unable to execute these cost reduction measures effectively or in a timely manner, or if margin pressures continue for longer than expected, our liquidity and capital resources could be adversely effected.

         Our liquidity will also be dependent on our ability to manufacture and sell our products. Changes in the timing and extent of the sale of our products will affect our liquidity, capital resources and results of operations. We currently have five customers that could provide substantially all of our revenues for the near future. The loss of any of these customers, any substantial reduction in current or anticipated orders or an inability to attract new customers, could materially adversely affect our liquidity and results of operations. We plan to diversify our customer base by seeking new customers both domestically and internationally.

         We believe that our current cash and cash equivalents and cash generated from operations will satisfy our expected working capital, capital expenditure, and investment requirements through at least the next twelve months.

         If cash on hand and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. To the extent that we raise additional capital through the sale of equity or debt securities, the issuance of such securities could result in dilution to our existing shareholders. If additional funds are raised through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Increasingly, as a result of the financial demands of major network deployments, service providers are looking to their suppliers for financing assistance. From time to time, we may provide or commit to extend credit or credit support to our customers that we deem appropriate in the course of our business.

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

         Between May 7, 2001 and June 15, 2001, nine putative class action lawsuits were filed in the United States District Court for the Southern District of New York relating to our initial public offering on behalf of all persons who purchased our stock between July 28, 2000 and the filing of the complaints. Each of the complaints names as defendants: Corvis, our directors and officers who signed the registration statement in connection with our initial public offering, and certain of the underwriters that participated in our initial public offering. The complaints allege that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of our common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys' and experts witness' fees and other costs. The plaintiffs have moved to appoint lead plaintiff, to appoint lead counsel and to consolidate the actions. These motions are pending. No discovery has yet occurred. We intend to vigorously defend ourselves and our officers and directors.

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

Exchange Rate Sensitivity

         We have two wholly owned subsidiaries which use a foreign currency as their functional currency and are translated into U.S. dollars. The functional currency of Algety is the French Franc and Corvis Canada's functional currency is the Canadian dollar. As such, we are exposed to risk related to the adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. For the six months ended June 30, 2001, we recognized a foreign currency translation loss of $80.7 million as part of other comprehensive loss.

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

         Between May 7, 2001 and June 15, 2001, nine putative class action lawsuits were filed in the United States District Court for the Southern District of New York relating to our initial public offering on behalf of all persons who purchased our stock between July 28, 2000 and the filing of the complaints. Each of the complaints names as defendants: Corvis, our directors and officers who signed the registration statement in connection with our initial public offering, and certain of the underwriters that participated in our initial public offering. The complaints allege that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of our common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys' and experts witness' fees and other costs. The plaintiffs have moved to appoint lead plaintiff, to appoint lead counsel and to consolidate the actions. These motions are pending. No discovery has yet occurred. We intend to vigorously defend ourselves and our officers and directors.

Item 2.  Changes in Securities and Use of Proceeds

    (a)  None.

    (b)  None.

    (c)  None.

    (d)  Not applicable.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    (a)  We held our annual meeting of stockholders on May 11, 2001.

    (b) Davis S. Oros was elected as a Class I Director, with a term expiring at the annual meeting stock holders to be held in 2004. Our Directors whose terms of office continued after the meeting are: Joseph R. Hardiman, Ossama R. Hassanein, David R. Huber and Frank M. Drendel.

    (c) Following is a tabulation of the number of votes cast for, the number of votes cast against, the number of votes withheld and the number of broker non-votes for each item upon which stockholders voted at our annual meeting:


                                                                                                          Broker
                             Item                              For           Against      Withheld      Non-votes
                             ----                            -----------     ---------    ---------     ---------

         Election of David S. Oros as a Class I
         Director.......................................     233,560,149            --      360,792          --

         Approval of the appointment of KPMG LLP as
         our auditors for fiscal 2001...................     232,610,927     1,307,494        2,520          --


    (d)  Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  No exhibits are required to be filed herewith.

    (b) We did not file any Current Reports on Form 8-K during the three onths ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CORVIS  CORPORATION

Date: August 10, 2001           /s/ Anne H. Stuart
                                -----------------------------------------------
                                Anne H. Stuart
                                Senior Vice President, Chief Financial
                                  Officer and Treasurer

Date: August 10, 2001           /s/ Timothy C. Dec
                                -----------------------------------------------
                                Timothy C. Dec
                                Vice President, Chief Accounting Officer and
                                  Corporate Controller