Form 10-Q
period 2001-09-29
CORVIS CORP
filed 2001-11-13
CIK 1060490

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _______________________

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

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

                 Yes      X                       No___________
                     -----------

Number of shares of Common Stock, $0.01 par value, outstanding at October 27, 2001: 362,054,063.

                               TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
                         Part I - Financial Information
Item 1.  Financial Statements

          Unaudited condensed consolidated balance sheets as of December 30, 2000 and
          September 29, 2001.................................................................   3

          Unaudited condensed consolidated statements of operations for the three and nine
          months ended September 30, 2000 and September 29, 2001.............................   4

          Unaudited condensed consolidated statements of cash flows for the nine months
          ended September 30, 2000 and September 29, 2001....................................   5

          Notes to unaudited condensed consolidated financial statements.....................   6



Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..........................................................................   12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...........................   19

                          Part II - Other Information

Item 1.  Legal Proceedings...................................................................   20
Item 2.  Changes in Securities and Use of Proceeds...........................................   21
Item 3.  Defaults Upon Senior Securities.....................................................   21
Item 4.  Submission of Matters to a Vote of Security Holders.................................   21
Item 5.  Other Information...................................................................   21
Item 6.  Exhibits and Reports on Form 8-K....................................................   21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       CORVIS CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)




                                                                                    December 30,   September 29,
ASSETS                                                                                  2000           2001
------                                                                              -----------    ------------
Current assets:
     Cash and cash equivalents ..................................................   $ 1,024,758    $   714,976
     Trade accounts receivable ..................................................        16,085         57,105
     Inventory, net .............................................................       219,414        184,347
     Other current assets .......................................................        26,802         28,836
                                                                                    -----------    -----------
          Total current assets ..................................................     1,287,059        985,264

Restricted cash .................................................................        46,292         46,292
Property and equipment, net .....................................................       106,681        171,610
Goodwill and other intangible assets, net .......................................       929,204        160,188
Other long-term assets, net .....................................................        12,600         21,973
                                                                                    -----------    -----------
          Total assets ..........................................................   $ 2,381,836    $ 1,385,327
                                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Notes payable, current portion .............................................   $     1,438    $     1,705
     Capital lease obligations, current portion .................................         1,841          5,990
     Accounts payable ...........................................................        90,995         24,338
     Accrued expenses and other liabilities .....................................        20,745         39,594
     Provision for restructuring and other charges ..............................          --           28,904
                                                                                    -----------    -----------
          Total current liabilities .............................................       115,019        100,531
Noncurrent liabilities:
     Notes payable, net of current portion ......................................        44,529         44,442
     Capital lease obligations, net of current portion ..........................         1,380          2,439
     Deferred lease liability and other .........................................         4,315          3,579
                                                                                    -----------    -----------
          Total liabilities .....................................................       165,243        150,991

Commitments and contingencies
Redeemable stock ................................................................        30,000         30,000
Stockholders' equity:
     Common stock--$0.01 par value; 1,600,000,000 shares authorized;
       348,039,489 shares issued and outstanding as of December 30,
       2000; 360,494,157 shares issued and outstanding as of
       September 29, 2001 .......................................................         3,478          3,603
     Additional paid-in capital .................................................     2,497,773      2,587,404
     Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment ..................................        60,176         (8,550)
     Accumulated deficit ........................................................      (374,834)    (1,378,121)
                                                                                    -----------    -----------
     Total stockholders' equity .................................................     2,186,593      1,204,336
                                                                                    -----------    -----------
          Total liabilities, redeemable stock and stockholders' equity...........    $2,381,836   $ 1,385,327
                                                                                    ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                       CORVIS CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                              Three Months Ended             Nine Months Ended
                                                      -----------------------------   -------------------------------
                                                      September 30,   September 29,   September 30,     September 29,
                                                          2000            2001            2000              2001
                                                      ------------   --------------   -------------    --------------
Revenue ..........................................   $    22,911       $    24,157    $    22,911      $   173,203
Cost of Revenue:
     Product sales ...............................        14,507            15,554         14,507          108,999
     Inventory write-downs and other
        charges ..................................          --                --             --             99,166
                                                     -----------       -----------    -----------      -----------
          Gross profit (loss) ....................         8,404             8,603          8,404          (34,962)
                                                     -----------       -----------    -----------      -----------

Operating expenses:
     Research and development, exclusive
       of equity-based expense ...................        24,944            34,827         58,601          117,751
     Sales and marketing, exclusive of
       equity-based expense.......................         9,481            12,672         18,485           43,185
     General and administrative, exclusive
       of equity-based expense ...................         9,926             7,652         18,071           27,163
     Equity-based expense:
          Research and development ...............        13,049            10,940         14,697           36,368
          Sales and marketing ....................        12,528             8,265         48,057           15,560
          General and administrative .............         7,812             8,997          9,269           27,346
     Amortization of intangible assets ...........         9,069            12,014          9,266          113,890
     Purchased research and development ..........          --                --           40,300             --
     Restructuring, impairment and
        other charges ............................          --                 131           --            606,866
                                                     -----------       -----------    -----------      -----------
          Total operating expenses ...............        86,809            95,498        216,746          988,129
                                                     -----------       -----------    -----------      -----------
          Operating loss .........................       (78,405)          (86,895)      (208,342)      (1,023,091)
Interest income and other, net ...................        12,053             6,269         14,418           19,804
                                                     -----------       -----------    -----------      -----------
     Net loss ....................................   $   (66,352)      $   (80,626)   $  (193,924)     $(1,003,287)

Other comprehensive income (loss) -- Foreign
   currency translation adjustment ...............       (13,159)           11,949        (13,159)         (68,726)
                                                     -----------       -----------    -----------      -----------
     Comprehensive loss ..........................   $   (79,511)      $   (68,677)   $  (207,083)     $(1,072,013)
                                                     ===========       ===========    ===========      ===========
     Basic and diluted net loss per common
        share ..............................         $     (0.29)      $     (0.23)   $     (1.92)     $     (2.87)
                                                     ===========       ===========    ===========      ===========
     Weighted average number of
       common shares outstanding .................       226,094           352,335        101,094          349,490


See accompanying notes to unaudited condensed consolidated financial statements.

                       CORVIS CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                       Nine Months Ended
                                                                                ------------------------------
                                                                                 September 30,   September 29,
                                                                                     2000            2001
                                                                                 -------------   -------------
Cash flows from operating activities:
Net loss                                                                          $ (193,924)    $(1,003,287)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    14,606         148,245
     Equity-based expense                                                             72,023          79,274
     Amortization of deferred financing fees                                           1,117              --
     Purchased research and development                                               40,300              --
     Restructuring, impairment and other charges                                          --         663,480
     Asset impairment and other non-cash expenses                                         --           8,682
     Changes in operating assets and liabilities:
          Increase in accounts receivable                                            (13,360)        (41,020)
          Increase in inventory, net                                                (107,496)        (30,756)
          Increase in other assets                                                    (9,675)         (4,940)
          Increase (decrease) in accounts payable and accrued expenses                38,353         (20,603)
                                                                                  ----------     -----------
             Net cash used in operating activities                                  (158,056)       (200,925)
                                                                                  ----------     -----------

Cash flows from investing activities:
     Purchase of property and equipment                                              (46,540)        (93,634)
     Cash acquired in business combination                                            23,840              --
     Increase in deposits and other non-current assets                                (2,000)        (15,150)
                                                                                  ----------     -----------
             Net cash used in investing activities                                   (24,700)       (108,784)
                                                                                  ----------     -----------

Cash flows from financing  activities:
     Restricted cash                                                                    (126)             --
     Payments on note payable and capital leases                                     (10,942)         (3,609)
     Proceeds from the issuance of stock                                           1,118,381           5,420
                                                                                  ----------     -----------
             Net cash provided by financing activities                             1,107,313           1,811
                                                                                  ----------     -----------
          Effect of exchange rate changes on cash and cash                            (1,874)         (1,884)
            equivalents                                                           ----------     -----------

          Net increase (decrease) in cash and cash equivalents                       922,683        (309,782)
Cash and cash equivalents--beginning                                                 244,597       1,024,758
                                                                                  ----------     -----------
Cash and cash equivalents--ending                                                 $1,167,280     $   714,976
                                                                                  ==========     ===========

Supplemental disclosure of cash flow information:
     Interest paid                                                                $      639     $     2,866
                                                                                  ==========     ===========
Supplemental disclosure of noncash activities:
     Financed leasehold improvements                                              $    2,105     $        --
                                                                                  ==========     ===========
     Obligations under capital lease                                              $       --     $     3,299
                                                                                  ==========     ===========
     Purchase business combinations consideration paid with                       $  218,706     $        --
       preferred stock                                                            ==========     ===========
     Intangible assets acquired through the issuance of common stock              $   35,000     $        --
                                                                                  ==========     ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                      CORVIS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (amounts in thousands except per share amounts)



(1)  Summary of Significant Accounting Policies and Practices

(a)  Basis of Presentation

     The unaudited condensed consolidated financial statements included herein for Corvis Corporation and subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year.

     These financial statements should be read in conjunction with the Company's December 30, 2000 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed on March 29, 2001.

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

                      CORVIS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (amounts in thousands except per share amounts)




(c)  Uses of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Inventory Write-downs, Restructuring and Other Charges

     Recently, unfavorable economic conditions have resulted in reduced capital expenditures by telecommunications service providers. In response to these conditions, the Company implemented restructuring plans, approved by the Company's Board of Directors, designed to decrease the Company's business expenses and to align resources for long-term growth opportunities. Additionally, the Company evaluated the carrying value of its long-lived assets in light of the new economic environment. As a result of these initiatives, the Company recorded the following restructuring and other charges during 2001:


                                                                                  Provision
                                                                                   Balance
                                                    Total      Cash    Non-cash  September 29,
                                                    Charge   Payments   Charge       2001
                                                   --------  --------  --------    -------
Costs of revenue, special charges
  Inventory write-down and open purchase
  commitments ..................................   $ 99,166   $ 8,734  $ 65,823    $24,609
                                                   --------   -------  --------    -------
Restructuring and other charges:
  Workforce reduction...........................      9,512     4,274     5,061        177
  Facility consolidations and idle equipment....      9,059       640     4,301      4,118
  Write-down of impaired goodwill...............    588,295        --   588,295         --
                                                   --------   -------  --------    -------
      Total restructuring and other charges.....    606,866     4,914   597,657      4,295
                                                   --------   -------  --------    -------
Impairment of investments (included in interest
   income and other, net).......................      8,682        --     8,682         --
                                                   --------   -------  --------    -------
Total...........................................   $714,714   $13,648  $672,162    $28,904
                                                   ========   =======  ========    =======

(a)  Cost of revenue; special charges

     The restructuring plans approved by the Company's Board of Directors during the second quarter 2001 include discontinuance of certain product lines and reduction of planned production levels that resulted in second quarter charges of approximately $99.2 million, which has been classified as a component of costs of revenues. These charges include approximately $65.8 million associated with the

                       CORVIS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (amounts in thousands except per share amounts)


write-down of excess inventory and $33.4 million in incremental costs associated with the cancellation of certain open purchase commitments.

(b)  Workforce reduction

     The Company's restructuring plans also included work force reduction programs that resulted in the reduction of approximately 340 employees or 24% of the Company's North American employee base. As a result, the Company recorded restructuring charges of approximately $9.4 million in the second quarter of 2001 associated with termination plans within the United States and $0.1 million recorded in the third quarter associated with termination plans in the Company's Canadian operations, net of reductions in estimates for second quarter restructuring charges. Restructuring charges recorded during the nine months ended September 30, 2001 consisted of $4.4 million for severance and benefits and $5.1 million for equity-based compensation.

(c)  Facility Consolidation and Idle Equipment

     To reduce costs and improve productivity, the restructuring plans approved in the second quarter 2001 included the consolidation of excess facilities and equipment. Losses on excess facility exit plans include $9.1 million in incremental lease exit costs. Consolidation of facilities is expected to be completed in early 2002.

(d)  Impairment of Goodwill and Other Assets

     When events and circumstances warrant a review, Corvis Corporation evaluates the carrying value of long-lived assets to be held and used in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment and for Long-Lived Assets to be Disposed Of." In the second quarter, unfavorable economic conditions resulted in a reduction in capital expenditures by telecommunications service providers. In light of the business environment and uncertain telecommunications spending, during the second quarter Corvis evaluated its long-lived assets in accordance with SFAS No. 121 and determined that the carrying value exceeded the estimated fair value of goodwill recorded in association with the acquisition of Algety Telecom S.A., resulting in an impairment charge of approximately $588.3 million. In addition the Company recorded an impairment charge of approximately $8.7 million associated with the write-down of certain investments carried at cost.

                      CORVIS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (amounts in thousands except per share amounts)



(3)  Inventory


     Inventories are comprised of the following:

                                                      December 30,   September 29,
                                                          2000           2001
                                                      ------------   -------------
Raw materials .......................................    $131,983       $164,212
Work-in-process .....................................      50,161         45,283
Finished goods ......................................      51,119         44,351
                                                         --------       --------
                                                          233,263        253,846
Less reserve for excess inventory and obsolescence...     (13,849)       (69,499)
                                                         --------       --------
     Inventory, net.................................     $219,414       $184,347
                                                         ========       ========

(4)   Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share are computed as follows (in thousands, except per share data):

                                                    Three Months Ended                Nine Months Ended
                                               -----------------------------     -------------------------------
                                               September 30,   September 29,     September 30,   September 29,
                                                   2000            2001             2000             2001
                                               -------------   ------------      -------------   -------------
Net loss ......................................  $(66,352)       $(80,626)        $(193,924)     $(1,003,287)
Basic and diluted weighted average common
   shares .....................................   226,094         352,335           101,094          349,490
Basic and diluted net loss per common share ...  $  (0.29)       $  (0.23)        $   (1.92)     $     (2.87)

     Options and warrants outstanding as of September 30, 2000 to purchase 51,412,585 and 15,810,768 shares of common stock, respectively, and 19,651,666 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three months ended September 30, 2000 as their inclusion would be anti-dilutive.

     Options and warrants outstanding as of September 29, 2001 to purchase 59,188,054 and 7,593,684 shares of common stock, respectively, and 6,446,253 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three month period ended September 29, 2001 as their inclusion would be anti-dilutive.

(5)  Legal Matters

     In July 2000, Ciena Corporation ("Ciena") informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States

                      CORVIS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (amounts in thousands except per share amounts)




District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. The litigation is currently in the discovery phase and a trial date has been set for April 1, 2002. Based on the status of the litigation, the Company cannot reasonably predict the likelihood of any potential outcome. Accordingly, no provision for this matter has been made in the Company's condensed consolidated financial statements.

     Between May 7, 2001 and June 15, 2001, nine putative class action lawsuits were filed in the United States District Court for the Southern District of New York relating to the Company's initial public offering on behalf of all persons who purchased Company stock between July 28, 2000 and the filing of the complaints. Each of the complaints names as defendants: the Company, its directors and officers who signed the registration statement in connection with the Company's initial public offering, and certain of the underwriters that participated in the Company's initial public offering. The complaints allege that the registration statement and prospectus relating to the Company's initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company's common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Company's common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys' and experts witness' fees and other costs. The plaintiffs have moved to appoint lead plaintiff, to appoint lead counsel and to consolidate the actions. By order dated October 12, 2001, the court appointed as lead counsel an executive committee of six plaintiffs' law firms. The motions to appoint lead plaintiff and to consolidate the actions are pending. No discovery has yet occurred. The Company intends to vigorously defend itself and its officers and directors. It is the position of Company's management that, at this time, it is not possible to estimate the amount of a probable loss, if any, that might result from this matter. Accordingly, no provision for this matter has been made in the Company's condensed consolidated financial statements.

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Reacquisition Contingencies of Purchased Enterprises." The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The application of this accounting standard is not expected to have a material adverse effect on the Company's results of operations or financial condition.

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

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring /Events and Transactions," for the disposal of segments of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 is not expected to have a material adverse effect on the Company's result of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report and in conjunction with our Form 10-K filed on March 29, 2001 with the Securities and Exchange Commission.

Overview

     We design, manufacture and sell high performance optical networking products that accelerate service provider revenue opportunities and lower the overall cost of network ownership for service providers. Our all-optical products have enabled a fundamental shift in network design and efficiency by allowing for the transmission, switching and management of communication traffic entirely in the optical domain, thereby eliminating the capital and operational expense of electrical regeneration and switching equipment and reducing the time to provision revenue generating services in the backbone network. Our point to point and repeaterless transmission products and optical switching products allow us to offer high performance solutions that address a broad range of networking requirements encountered by service providers.

     We currently have five customers, including Broadwing Communications, Inc., Williams Communications, Inc., Qwest Communications Corporation, Telefonica, and an unnamed major global carrier. During the first half of 2000, we shipped, installed and activated laboratory trial systems and field trial systems for both Broadwing and Williams Communications to allow for customer testing and inspection. In July 2000, we successfully completed the Broadwing Communications field trial and Broadwing agreed to purchase $200 million of our products and services as part of a multi-year purchase agreement. Throughout the remainder of 2000, we began the deployment of both transmission and switching equipment to Broadwing and built-up finished goods inventory necessary to support customer orders throughout 2001.

     In 2001, the field trial system provided to Williams Communications was accepted and Williams Communications agreed to purchase up to $300 million of our products and services in a multi-year purchase agreement. Shipment of commercial equipment to Williams Communications began late in the first quarter of 2001 and continues to date. In addition, shipments of equipment to Broadwing continued throughout the year.

     Qwest has agreed to purchase $150 million of our products, some of which are currently under development, over a two-year period. In April 2001, we received a commitment of $110 million to purchase both transmission and switching equipment under the aforementioned agreement with shipments expected to commence in fiscal 2001. Qwest's acceptance of delivered equipment is contingent upon certain shipment pre-requisites.

     In the second quarter 2001, the Company entered into a contract with an unnamed major global service provider and reached agreement with Spanish operator Telefonica for the delivery of our next generation optical products. These contracts are in early stages; however, we hope to develop these arrangements into long-term business relationships.

     We have also entered into agreements and discussions regarding laboratory and field trials with other service providers. Upon successful completion of these trials, we hope to enter into agreements for commercial deployment with new service providers.

     Recently, unfavorable economic conditions have resulted in reduced capital expenditures by telecommunications service providers. In response to these conditions, we implemented restructuring plans, approved by our Board of Directors, designed to decrease our business expenses and to align resources for long-term growth opportunities. Additionally, we evaluated the carrying value of our long-lived assets.

     In the second quarter of 2001, our Board of Directors approved a plan for the reduction of operations. As a result of the restructuring plan and our evaluation of the long-lived asset carrying values, we recorded charges of approximately $714.6 million. These charges were comprised of $99.2 million in cost of revenue charges associated with inventory write-downs and losses on open purchase commitment cancellations associated with component parts for discontinued product lines; $9.4 million associated with workforce reduction; $9.0 million associated with consolidation of excess facilities and write-down of idle equipment; $588.3 million associated with the write-down of goodwill associated with the acquisition of Algety Telecom S.A.; and $8.7 million associated with impairment charges on investment carried at cost.

     In the third quarter of 2001, our Board of Directors approved a plan for the consolidation of Canadian operations, which resulted in restructuring charges of approximately $0.1 million associated with workforce reductions, net of reductions in estimates for second quarter restructuring charges.

     Revenue. Revenue from product sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved.

     Revenue from installation services is recognized as the services are performed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in our condensed consolidated balance sheets.

     Costs of Revenue. Costs of revenue include the costs of manufacturing our products and other costs associated with warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing, engineering, finishing and installation. Warranty reserves are determined based upon actual warranty cost experience, estimates of component failure rates and management's industry experience. For the nine-month period ended September 29, 2001, the cost of revenue included special charges of approximately $99.2 million associated with our second quarter restructuring plan.

     Research and Development, Excluding Equity-Based Expense. Research and development, excluding equity-based expense consists primarily of salaries and related personnel costs, test and prototype expenses related to the design of our hardware and software products, laboratory costs and facilities costs. All costs related to product development, both hardware and software, are recorded as expenses in the period in which they are incurred. Due to the timing and nature of the expenses associated with this process, significant quarterly fluctuations may result. We believe that research and development is critical in achieving current and future strategic product objectives.

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

Results of Operations

Three months ended September 29, 2001 compared to three months ended September 30, 2000

     Revenue. Revenue increased to $24.2 million for the three months ended September 29, 2001 from $22.9 million for the three months ended September 30, 2000. The increase in revenue is attributable to the sale of our products for commercial use to two customers.

     Gross Profit. Gross profit was $8.6 million for the three months ended September 29, 2001 and $8.4 million for the three months ended September 30, 2000. Gross margin as a percentage of revenues was 35.6% for the three months ended September 29, 2001 and 36.7% for the three months ended September 30, 2000.

     Research and Development, Excluding Equity-Based Expense. Research and development expenses, excluding equity-based expense, increased to $34.8 million for the three months ended September 29, 2001 from $24.9 million for the three months ended September 30, 2000. The increase in expenses was primarily attributable to significant increases in headcount, facilities, and depreciation on capitalized laboratory and test equipment, offset in part by decreases in material costs associated with prototype development and laboratory materials.

     Sales and Marketing, Excluding Equity-Based Expense. Sales and marketing expenses, excluding equity-based expense, increased to $12.7 million for the three months ended September 29, 2001 from

$9.5 million for the three months ended September 30, 2000. The increase in expenses was primarily attributable to significant increases in headcount and increases in customer laboratory equipment.

     General and Administrative, Excluding Equity-Based Expense. General and administrative expenses, excluding equity-based expense, decreased to $7.7 million for the three months ended September 29, 2001 from $9.9 million for the three months ended September 30, 2000. The decrease in expenses was primarily attributable to decreases in the costs associated with establishing the proper infrastructure to support our organization.

     Equity-based Expense. Equity-based expense related to research and development, sales and marketing and general and administrative functions decreased to $28.2 million for the three months ended September 29, 2001 from $33.4 million for the three months ended September 30, 2000. The decrease is primarily attributable to compensation costs associated with non-employee stock option grants.

     Amortization of Goodwill and Intangible Assets. Amortization expenses increased to $12.0 million for the three months ended September 29, 2001 from $9.1 million for the three months ended September 30, 2000. The increase was primarily attributable to the amortization of intangibles resulting from the acquisition of Algety Telecom S.A in July 2000.

     Restructuring and Other Charges. Restructuring and other charges increased to 0.1 million for the three months ended September 29, 2001 from zero for the three months ended September 30, 2000. These charges were comprised of $0.1 million associated with workforce reductions within our Canadian operations, net of reductions in estimates for second quarter restructuring charges.

     Interest Income and Other, Net. Interest income, net of interest and other expenses, decreased to $6.3 million for the three months ended September 29, 2001 from $12.1 million for the three months ended September 30, 2000. The decrease was primarily attributable to lower average invested cash balances and yields on interest-bearing investments.

Nine months ended September 29, 2001 compared to nine months ended September 30, 2000

     Revenue. Revenue increased to $173.2 million for the nine months ended September 29, 2001 from $22.9 million for the nine months ended September 30, 2000. The increase in revenue is attributable to the increased sale of our products for commercial use. Revenue for the period is attributable to two customers.

     Gross Profit (Loss). In connection with discontinued product lines under the Company's restructuring plan, the Company recorded cost of revenue charges totaling $99.2 million, comprised of inventory write-downs of $65.8 million and certain purchase commitments of $33.4 million. Gross profit (loss) was ($35.0 million) for the nine months ended September 29, 2001 and $8.4 million for the nine months ended September 30, 2000.

     Gross margin as a percentage of revenues was (20.2%) for the nine months ended September 29, 2001 and 36.7% for the nine months ended September 30, 2000. Excluding special charges of $99.2 million for the nine months ended September 29, 2001, gross profit was $64.2 million and gross margin was 37.1%.

     Research and Development, Excluding Equity-Based Expense. Research and development expenses, excluding equity-based expense, increased to $117.8 million for the nine months ended September 29, 2001 from $58.6 million for the nine months ended September 30, 2000. The increase in expenses was primarily attributable to significant increases in headcount, facilities and depreciation on capitalized laboratory and test equipment, offset in part by deceases in material costs associated with prototype development and laboratory materials.

     Sales and Marketing, Excluding Equity-Based Expense. Sales and marketing expenses, excluding equity-based expense, increased to $43.2 million for the nine months ended September 29, 2001 from $18.5 million for the nine months ended September 30, 2000. The increase in expenses was primarily attributable to significant increases in headcount, commissions and customer laboratory equipment.

     General and Administrative, Excluding Equity-Based Expense. General and administrative expenses, excluding equity-based expense, increased to $27.2 million for the nine months ended September 29, 2001 from $18.1 million for the nine months ended September 30, 2000. The increase in expenses was primarily attributable to significant increases in headcount, consulting, and facilities cost, offset in part by decreased costs associated with establishing the proper infrastructure to support our organization.

     Equity-based Expense. Equity-based expense related to research and development, sales and marketing and general and administrative functions increased to $79.3 million for the nine months ended September 29, 2001 from $72.0 million for the nine months ended September 30, 2000. The increase in equity-based compensation primarily resulted from an increase in charges associated with stock options granted prior to our initial public offering at an exercise price below fair value on the date of grant.

     Amortization of Goodwill and Intangible Assets. Amortization expenses increased to $113.9 million for the nine months ended September 29, 2001 from $9.3 million for the nine months ended September 30, 2000. The increase was primarily attributable to the amortization of intangibles resulting from the acquisition of Algety Telecom S.A. in July 2000.

     Restructuring and Other Charges. Restructuring and other charges increased to $606.9 million for the nine months ended September 29, 2001 from zero for the nine months ended September 30, 2000. These charges were comprised of $9.5 million associated with workforce reduction, $9.1 million associated with consolidation of excess facilities and write-down of idle equipment, and $588.3 million associated with the write-down of goodwill associated with the acquisition of Algety Telecom S.A. in July 2000.

     Interest Income and Other, Net. Interest income, net of interest and other expense, increased to $19.8 million for the nine months ended September 29, 2001 from $14.4 million for the nine months ended September 30, 2000. The increase was primarily attributable to higher invested cash balances from the proceeds of the initial public offering and various private placements, offset in part by lower yields on interest-bearing investments and a write-down of certain equity investments of approximately $8.7 million associated with the permanent impairment of certain investments carried at cost.

Liquidity and Capital Resources

     Since inception through September 29, 2001, we have financed a significant portion of our operations, capital expenditures and working capital primarily through public and private sales of our capital stock, borrowings under credit and lease facilities and cash generated from operations. At September 29, 2001, our cash and cash equivalents totaled $715.0 million.

     Net cash used in operating activities was $200.9 million for the nine months ended September 29, 2001. Cash used in operating activities for the nine months ended September 29, 2001 was primarily attributable to net losses, increases in accounts receivable and increases in net inventory, partially offset by non-cash expense items including depreciation, amortization, equity-based expense and restructuring, inventory write-down and other charges.

     Net cash used in investing activities for the nine months ended September 29, 2001 was $108.8 million which was primarily attributable to purchases of manufacturing and test equipment, information systems and office equipment. We continue to evaluate our need for production and administrative equipment and facilities to accommodate our current and future operations. Capital expenditures for the remainder of 2001 are expected to total between $5 million and $10 million.

     Net cash provided by financing activities for the nine months ended September 29, 2001 was $1.8 million, primarily attributable to proceeds from the exercise of warrants and employee stock options.

     As of September 29, 2001, long-term restricted cash totaled $46.3 million, of which $43.5 million represents cash held as security under a note payable. This restriction will be released upon repayment of the note which is due in November 2002. In addition, as of September 29, 2001, we had outstanding irrevocable letters of credit aggregating $2.8 million relating to lease obligations for various manufacturing and office facilities and other business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each respective lease term or agreement term.

     As a result of unfavorable economic conditions, our industry is experiencing significant competitive pricing pressures and a general slow down in telecommunication infrastructure spending. These conditions have resulted in a significant decline in our revenue in the third quarter or 2001. In addition, we expect gross margins for the remainder of the year to decrease from previous levels. Lower gross margins are likely to result from several factors including, but not limited to, selling our products to customers at lower prices, providing financing to customers and reduced manufacturing efficiencies due to changes in volume.

     Our liquidity will also be dependent on our ability to manufacture and sell our products. Changes in the timing and extent of the sale of our products will affect our liquidity, capital resources and results of operations. We currently have a limited number of customers that could provide substantially all of our revenues for the near future. Some of these customers are nearing contractual minimum purchase commitments. The loss of any of these customers, any substantial reduction in current or anticipated orders or an inability to attract new customers, could materially adversely affect our liquidity and results of operations. We plan to diversify our customer base by seeking new customers both domestically and internationally.

     Certain of our customer agreements include customer acceptance provisions associated with equipment delivery. Unexpected delays in customer acceptance or non-acceptance may give rise to delays in or elimination of cash collection and related revenue recognition. Such events could adversely impact our liquidity and results of operations.

     In light of the current economic environment, we curtailed expansion within current operations during 2001 and implemented plans to strategically lower operating expenses for the remainder of the fiscal year. Actions included workforce reductions, facilities consolidation and other measures to streamline operating costs. The Company currently is developing additional cost reduction plans, which may include further reductions in headcount, facilities consolidation and elimination of certain spending initiatives. To date, those plans include a workforce reduction program that will result in the reduction of approximately 350 employees or 30% of our worldwide employee base and which includes the closure of substantially all of our Canadian operations. If we are unable to execute or manage these cost reduction measures effectively or in a timely manner, or if margin pressures continue for longer than expected, our liquidity and capital resources could be adversely effected.

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

Litigation

     On July 19, 2000, Ciena Corporation ("Ciena") filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. We are currently in the discovery phase of the litigation and a trial date has been set for April 1, 2002. We intend to defend ourselves vigorously against these claims and we believe that we will prevail in this litigation. An adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by us, or could include terms in addition to payments, such as an injunction preventing us from selling some of our products until we were able to implement a non-infringing design to any portion of our products to which such determination applied. Such an adverse determination could have a material adverse effect on our business, financial condition and results of operations. If we are required to redesign our products, we may have to stop selling our current products until they have been redesigned. We believe that defense of the lawsuit may be costly and may divert the time and attention of some members of our management.

     Between May 7, 2001 and June 15, 2001, nine putative class action lawsuits were filed in the United States District Court for the Southern District of New York relating to our initial public offering on behalf of all persons who purchased our stock between July 28, 2000 and the filing of the complaints. Each of the complaints names as defendants: Corvis, our directors and officers who signed the registration statement in connection with our initial public offering, and certain of the underwriters that participated in our initial public offering. The complaints allege that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of our common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys' and experts witness' fees and other costs. The plaintiffs have moved to appoint lead plaintiff, to appoint lead counsel and to consolidate the actions. By order dated October 12, 2001, the court appointed as lead counsel an executive committee of six plaintiffs' law firms. The motions to appoint lead plaintiff and to consolidate the actions are pending. No discovery has yet occurred. We intend to vigorously defend ourselves and our officers and directors.

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

Exchange Rate Sensitivity

     We have two wholly owned subsidiaries which use a foreign currency as their functional currency and are translated into U.S. dollars. The functional currency of Algety is the French Franc and Corvis Canada's functional currency is the Canadian dollar. As such, we are exposed to risk related to the adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. For the nine months ended September 29, 2001, we recognized a foreign currency translation loss of $68.7 million as part of other comprehensive loss.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     By letter dated July 10, 2000, Ciena Corporation ("Ciena") informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. The litigation is currently in the discovery phase and a trial date has been set for April 1, 2002.

     We have designed our products in an effort to respect the intellectual property rights of others. We intend to defend ourselves vigorously against these claims and we believe that we will prevail in this litigation. However, there can be no assurance that we will be successful in the defense of the litigation, and an adverse determination in the litigation could result from a finding of infringement of only one claim of a single patent. We may consider settlement due to the costs and uncertainties associated with litigation in general, and patent infringement litigation in particular. Even if we consider settlement, there can be no assurance that we will be able to reach a settlement with Ciena. An adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by us, or could include terms in addition to payments, such as an injunction that could preclude us from producing some of our products until we were able to implement a non-infringing design to any portion of our products to which such a determination applied. Such an adverse determination could have a material adverse effect on our business, financial condition and results of operations.

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

     Between May 7, 2001 and June 15, 2001, nine putative class action lawsuits were filed in the United States District Court for the Southern District of New York relating to our initial public offering on behalf of all persons who purchased our stock between July 28, 2000 and the filing of the complaints. Each of the complaints names as defendants: Corvis, our directors and officers who signed the registration statement in connection with our initial public offering, and certain of the underwriters that participated in our initial public offering. The complaints allege that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of our common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys' and experts witness' fees and other costs. The plaintiffs have moved to appoint lead plaintiff, to appoint lead counsel and to consolidate the actions. By order dated October 12, 2001, the court appointed as lead counsel an executive committee of six plaintiffs' law firms. The motions to appoint lead plaintiff and to consolidate the actions are pending. No discovery has yet occurred. We intend to vigorously defend ourselves and our officers and directors.

Item 2.  Changes in Securities and Use of Proceeds

(a)  None.

(b)  None.

(c) During September 2001, a warrant holder exercised 3,416 Series E warrants, convertible into 40,992 shares of common stock, through a cashless exercise election at an aggregate exercise price of $0.03 million, resulting in the net issuance of 25,749 shares of common stock. The transaction is exempt from the registration requirements pursuant to Section 4(2) of the Securities Act.

(d)  Not applicable.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  No exhibits are required to be filed herewith.

(b) We did not file any Current Reports on Form 8-K during the three months ended September 29, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Corvis Corporation


Date: November 13, 2001                  /s/ Anne H. Stuart
                                         -------------------------------------
                                         Anne H. Stuart
                                         Senior Vice President, Chief Financial
                                           Officer and Treasurer


Date: November 13, 2001                  /s/ Timothy C. Dec
                                         --------------------------------------
                                         Timothy C. Dec
                                         Vice President, Chief Accounting
                                                Officer and Corporate Controller