Form 10-K
period 2001-12-29
CORVIS CORP
filed 2002-03-21
CIK 1060490

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    for fiscal year ended December 29, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    for the transition period from __________ to __________

                        Commission file number: 0-30989

                               -----------------

                              CORVIS CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware                 52-2041343
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

                7015 Albert Einstein           21046-9400
              Drive, Columbia, Maryland
                (Address of principal          (Zip code)
                 executive offices)

      Registrant's telephone number, including area code: (443) 259-4000

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act

                                     None

          Securities registered pursuant to Section 12(g) of the Act

                    Common Stock, $.01 par value per share

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [_]

   Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 13, 2002, the aggregate market value of the Common Stock held by non-affiliates was $392,551,492.

   As of March 13, 2002, there were 365,087,277 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III of this Report on Form 10-K incorporates by reference information from the registrant's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on May 10, 2002.

================================================================================

                               TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART I
Item 1.  Business..................................................................    1
Item 2.  Properties................................................................   14
Item 3.  Legal Proceedings.........................................................   14
Item 4.  Submission of Matters to a Vote of Security Holders.......................   15

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....   18
Item 6.  Selected Financial Data...................................................   18
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations..............................................................   20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk................   41
Item 8.  Financial Statements and Supplementary Data...............................  F-1
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.............................................................. F-25

PART III
Item 10. Directors and Executive Officers of the Registrant........................ F-25
Item 11. Executive Compensation.................................................... F-25
Item 12. Security Ownership of Certain Beneficial Owners and Management............ F-25
Item 13. Certain Relationships and Related Transactions............................ F-25

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......... F-26
SIGNATURES.........................................................................  S-1
EXHIBIT INDEX......................................................................

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

Overview

   We design, manufacture and sell high performance all-optical and electrical/optical communications systems that we believe accelerate carrier revenue opportunities and lower the overall cost of network ownership for carriers. Our optical products enable a fundamental shift in network design and efficiency by allowing for the transmission, switching and management of communications traffic entirely in the optical domain. These products include ultra-long distance optical signal transmission, reception and amplification equipment, all-optical and electrical/optical switching equipment and software that enable the creation of optical backbone networks. By deploying our products, carriers eliminate the need for expensive and bandwidth-limiting electrical regeneration and switching equipment, significantly reducing costs, increasing network capacity and allowing them to more quickly and efficiently provide new services. Our products also open new market opportunities for carriers by enabling a flexible, in-service migration path from existing point-to-point and ring electrical/optical networks to all-optical mesh networks. Our point-to-point regional and repeaterless products allow carriers to use their existing networks more efficiently, enabling the transmission of optical signals in greater capacity over longer distances than existing technology.

   On January 29, 2002, we announced that we had signed an agreement and plan of merger to acquire Dorsal Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions. Subject to the satisfaction of various closing conditions, including the approval of our shareholders and the shareholders of Dorsal, we will acquire Dorsal in a stock transaction for approximately 40,923,500 shares of common stock. Shareholder meetings are expected to take place in the first half of 2002. The acquisition will be accounted for under the "purchase" method of accounting. Under the purchase method, the purchase price of Dorsal will be allocated to identifiable assets and liabilities acquired from Dorsal, with the excess being treated as goodwill. Certain officers of Corvis own, directly or indirectly, approximately 31 percent of the outstanding stock of Dorsal.

   Leading telecommunications carriers increasingly operate on a global scale. We believe Dorsal's next-generation transoceanic and regional undersea solutions complement our leading edge terrestrial dense wavelength division multiplexing transmission and switching equipment and our repeaterless festoon systems, which will allow us to better address these carriers' needs.

Industry Background

  Increase in Data Traffic on Carrier Networks

   Over the past decade, the volume of data traffic across communications networks has grown rapidly and now exceeds the volume of voice traffic. Even in today's economic environment, data traffic is expected to increase. Data-intensive applications such as electronic commerce, Internet access, e-mail, streaming audio and video, remote access, data storage and other new applications place significant strains on the capacity of existing network infrastructures.

   To handle the increasing volume of data traffic, carriers continue to build networks and add capacity to existing networks, which employ electrical/optical transmission and electrical switching equipment. The electrical/optical transmission equipment provides higher capacity and greater network reliability than older electrical transmission equipment.

   During 2001, however, domestic and international economic conditions had a negative impact on carriers. Capital markets available to carriers have shrunk considerably. Without access to necessary capital, many carriers have reduced planned expansion and some emerging carriers have failed. We believe during these times, carriers must find cost-effective ways to meet network capacity demands while controlling operating expenses. To do this, we believe that carriers will look to new products and technologies, specifically optical networking equipment, to help them more efficiently scale and manage their networks to handle the increasing traffic requirements of a global economy. Our equipment enables carriers to grow their networks more efficiently while lowering their initial capital costs and ongoing operational expenses.

  The Existing Network Infrastructure

   Backbone networks are the long distance, or national and/or regional, transport networks that connect local, or metro networks. The existing backbone network infrastructure is based on an electrically interconnected network of optical fibers.

   As an optical signal travels along an optical fiber, the signal strength and quality degrade. Optical amplifiers typically are placed at 60 to 120 kilometer intervals to strengthen the signal. Despite this amplification, the signal quality continues to degrade as it travels along the optical fiber. In existing backbone networks, the signal must be regenerated every 400 to 600 kilometers in order for the signal to be successfully received at its destination. At each regeneration point, the signal quality is restored through the use of transmission equipment consisting of a receiver and a transmitter. The receiver converts the optical signal to an electrical signal which is then regenerated. The transmitter then converts the regenerated electrical signal back into an optical signal and transmits it along the optical fiber.

   At network intersections, traffic can enter, exit or continue along the network. At each network intersection, all traffic must be converted from an optical signal into an electrical signal and processed by electrical switching equipment. The traffic that does not exit the network must then be converted back into an optical signal and transmitted further along the optical fiber. At a network intersection, a receiver is required for each optical signal entering the intersection and a transmitter is required for each optical signal continuing along the backbone as well as for new signals entering the backbone. Depending on the number and type of signals, one or more electrical switches is required.

   Today's existing networks are comprised of electrical network intersections linked together with optical fiber to form a series of interconnected rings. Long distance routes spanning substantial geographic lengths are established by linking several rings together. Each ring carries traffic around the ring and between connected rings. The ring architecture provides two independent fiber paths between any two points on a ring. A working path carries traffic while a protection path provides a redundant route in the event of failure along the working path. To establish full working and protection path capacity, each ring must be provisioned with sufficient transmission and switching equipment to handle all traffic on the working and protection paths around and between rings.

  Limitations of the Existing Network Infrastructure

   Existing network infrastructures limit carriers' ability to cost-effectively and efficiently meet increasing capacity and service demands. The limitations result from substantial expenditures and complexities associated with installing equipment, performing multiple optical-to-electrical-to-optical conversions, transporting, switching and regenerating traffic, adding network capacity, maintaining unused capacity for network protection and managing the network to provision new services.

  . Significant capital expenditures. At every network intersection and regeneration point in the existing network, all of the optical signals, regardless of their ultimate destination, must undergo costly and time-consuming optical-to-electrical-to-optical conversions. As a result, costly transmission equipment must currently be placed every 400 to 600 kilometers to perform optical-to-electrical-to-optical conversions to regenerate degraded optical signals. Additionally, at each network intersection various types of electrical switching equipment and transmission equipment must be installed to switch all signals on every fiber as well as perform optical-to-electrical-to-optical conversions. The amount of the equipment along with the associated network management infrastructure increases the capital costs and complexity of the network. The transmission equipment required merely to pass signals to the same fiber at electrical switching sites can be in excess of 50% of total transmission equipment at each network intersection.

  . Slow and costly to deploy and increase capacity. Equipment installation in today's network is time-consuming, manually intensive and typically requires multiple "truck rolls". This process involves dispatching teams of technicians to deploy equipment at every network intersection and regeneration point across a network. Furthermore, the installation process results in a configuration specifically tailored to provision services between two points. Increasing network capacity in existing networks requires that the truck roll installation process be repeated, which can take several months and presents an obstacle to the carriers' ability to deploy new services.

  . Slow and costly to provision services. Carriers have attempted to reduce the length of time and number of truck rolls required to provision new services in the existing network by installing excess transmission and switching equipment. The installation of excessive equipment, or pre-provisioning, requires carriers to accurately project when, where, how much and what type of capacity will be needed in their networks. Today's network architecture lacks the flexibility to re-configure capacity after deployment and requires significant manual intervention. If capacity demands vary from the projections, unused transmission and switching equipment must be removed and deployed elsewhere in the network by performing another truck roll or else the equipment will be stranded in the network. As a result, carriers may be limited in their ability to respond to new and changing demands for services.

  . Significant operating expenses. The complexities of existing network infrastructures require carriers to incur substantial operating expenses. The extensive amount of equipment in existing networks must be maintained, spare equipment must be stocked and electrical power and facilities must be sufficient to accommodate all of the installed equipment. Management of existing networks requires an experienced team of operators to provision services. These operating expenses will continue to increase as capacity is added to existing network infrastructures.

   As a result of the limitations and the high costs associated with the technologies and equipment utilized in existing backbone networks, a significant market opportunity exists for more cost-effective backbone solutions.

The Corvis Solution

   We design, manufacture and market high performance all-optical and electrical/optical communications systems that lower the overall cost of network ownership for carriers. These products meet or exceed a wide range of carriers' networking requirements, from opaque electrical/optical and SONET/SDH based infrastructures to all-optical networks and are available now. We differentiate ourselves from competitors as the only vendor in the world to deploy an all-optical switch in a commercial all-optical network. We embrace electrical/optical solutions where they make sense, but also allow carriers to migrate to more efficient architectures as their capacity needs increase. Our all-optical products enable a fundamental shift in the design and efficiency of networks by allowing for the transmission, switching and management of communications traffic entirely in the optical domain. Our products enable the creation of, and migration to, long distance, all-optical transmission paths by eliminating expensive and bandwidth-limiting electrical regeneration and switching equipment in the network. Additionally, our products offer a flexible migration path from existing electrical/optical networks to all-optical networks. Our products integrate key technologies that enable the effective deployment of all-optical networks: long haul, extended long haul and ultra-long haul optical transmission, all-optical and electrical/optical switching and integrated network management. We believe our products offer carriers several key competitive advantages and benefits, including the following:

  Reduced Capital Expenditures

   By deploying our products in their networks, carriers are able to dramatically reduce their capital expenditures. Our Optical Convergence Switch provides dedicated electrical and optical switching that scales as network requirements evolve. It is a fully redundant system, designed to scale easily from single shelf to multi-shelf, multi-rack configurations to help our customers pay as they grow. Our extended long haul and ultra-long haul transport products eliminate the need for costly electrical regeneration and switching equipment in the backbone network, reducing the amount of equipment required for network deployment and expansion. Our ultra-long haul products support transmission of optical signals without electrical regeneration up to 3,200 kilometers, and have transmitted signals as long as 6,400 kilometers, compared to 400 to 600 kilometers for traditional equipment. This reach capability reduces the number of transmitters and receivers and associated equipment by up to a factor of eight, resulting in reduced capital and operating expenditures. Our long-haul regional products and repeaterless products (no in-line amplifiers) reduce capital expenditures by enabling transmission over longer distances with greater capacity using less equipment. These new repeaterless products currently enable carriers to transmit up to 400 gigabits per second in each direction, upgradeable to 800 gigabits per second in each direction in the near future, for distances up to 350 kilometers. This significantly reduces the initial expense of installing these products as well as costs associated with upgrading and monitoring the network.

   Our all-optical switches enable optical signals to pass through a network intersection without optical-to-electrical-to-optical conversions, eliminating the need for one transmitter and one receiver for each signal passing through a network intersection, potentially eliminating hundreds of transmitters and receivers. It also eliminates the need for dedicated switches at the network intersection for these signals.

   Our products enable all-optical mesh architectures, which allow for transmission between any two points using any path in the network without electrical conversions. The mesh architecture eliminates the need for multiple rings and the deployment of costly electrical transmission and switching equipment required to support redundant capacity in each of those rings.

  Compatibility with Existing Networks

   Our products include standard hardware and software interfaces, which provide compatibility with existing electrical/optical network equipment and enables the migration path to an all-optical network. This addresses carriers' needs to enhance their transport and switching capacity, while introducing new levels of network and service management. As a carrier's network evolves, Corvis products allow carriers to migrate their backbone network to an all-optical mesh network, while increasing the efficiency of their existing networks.

  Speed to Deploy and Increase Capacity

   Carriers can deploy and increase capacity in a network more rapidly using our equipment than with existing network equipment. Networks constructed using our products require significantly less equipment than used in existing networks, reducing network complexity as well as the number of tasks that must be performed to install our products. Our regional and repeaterless products also require significantly less equipment due to their long reach and high capacity transmission capabilities.

   Once installed, our optical network products simplify and accelerate network expansion, enabling carriers to respond quickly to unpredictable demand for services and to take advantage of revenue opportunities. Additional transmission capacity can be added to our all-optical network products simply by inserting transmitters and receivers at the end points of a desired transmission path of up to 3,200 kilometers. No additional equipment is required along a transmission path, eliminating the need for truck rolls and the coordination of tasks at intermediate network sites. The resulting cost and time savings give carriers a distinct advantage in responding to capacity demands.

  Rapid Delivery of Services

   Using our products, carriers can respond to changing demands and opportunities and rapidly and cost-effectively deliver services to their customers. The delivery of services along a transmission path can be performed in hours from a carrier's network operations center using our network management software, eliminating the months and expense required for carrier personnel to manually install and/or modify electrical transmission and switching equipment along a transmission path.

  Reduced Operating Expenses

   Our products reduce operating expenses by dramatically reducing the amount of equipment in backbone networks, costs associated with maintaining equipment and spare parts inventory and electrical power and facilities required to operate and house the equipment. Our all-optical networking products can reduce the number of transmitters and receivers and associated equipment in a carrier's network by as much as a factor of eight and the cost associated with this equipment in the network. Our regional products eliminate the need for regenerators in regional networks and our repeaterless products eliminate the need for in-line amplifiers in terrestrial and festoon network links. This results in a more efficient, less complex network with fewer parts to track, control, maintain and manage. Our end-to-end network management system, which is used across the entire Corvis product line also serves to reduce operational costs.

Corvis Strategy

   Our goal is to be the leading provider of optical network products. Our strategy centers on a value proposition, we call Optical Optimization. The optically optimized network is one in which breakthrough optical technologies are strategically deployed where they offer the greatest return on investment and lowest cost of ownership. Key elements of our strategy include the following:

  Develop and Introduce Leading Optical Network Products

   We develop and provide products that enable carriers to deploy faster, more flexible and more cost-effective networks than can be achieved using other equipment. Our products enable carriers to significantly reduce equipment purchases and operating expenses and simplify network management. Our optical network products also offer a flexible migration path from existing networks to next generation all-optical networks. We believe this flexibility provides a distinct advantage because carriers will increasingly turn to optical technologies as they look to new solutions for capacity, cost and reliability requirements.

  Maintain and Extend Technology Leadership

   We believe that we are currently the leader in developing optical network technology. We intend to maintain and extend our technological advantage by continuing to define next-generation optical networks. To further this objective, we will continue investing in research and development efforts focusing on innovative optical and networking technology. We will also continue to recruit and retain talented engineers for our research and development activities.

  Penetrate and Expand Customer Base

   We market and sell our products to established and emerging carriers. We work closely with prospective customers, analyzing their existing networks and developing customized plans for increasing their network capacity and functionality. To further develop and expand our customer base, we leverage our sales force and customer support capabilities to address both domestic and international carriers. We intend to increase our visibility as a leader in developing optical network products and services and believe this increased visibility will generate additional revenues. We believe that providing ongoing support is critical to successful long-term relationships with, and follow-on sales to, our customers. In this regard, we are committed to providing our customers with the highest levels of support and service.

  Optimize Manufacturing Capabilities

   Our internal manufacturing capabilities allow us to avoid risks related to fully-outsourced manufacturing, including increased access by third parties to our technology and decreased quality control. We develop our manufacturing processes concurrently with the design and development of our optical network products, to ensure that the resulting product design can be manufactured more efficiently and cost effectively. We seek to outsource manufacturing whenever it is cost-effective to do so and there is minimal risk of compromising our proprietary technologies and processes. Over time, we intend to continue our use of contract manufacturers to reduce cost and increase manufacturing capacity, flexibility and speed to market.

  Pursue Strategic Relationships and Acquisitions

   We intend to pursue strategic relationships and acquisitions with companies that have innovative technologies. We believe that through acquisitions and business development agreements, we will be able to gain access to new technologies and additional skilled employees. For example, we acquired Algety, a company that develops and markets high-capacity, high-speed optical transmission equipment, and Baylight, a designer of optical access systems and subsystems. We have also recently signed an agreement and plan of merger to acquire Dorsal, a provider of next-generation transoceanic and regional undersea optical networking solutions. These acquisitions have enabled us to further develop leading optical network technologies and products. We have also made investments in certain of our vendors as well as other technology-leading companies enabling mutually beneficial strategic relationships and providing us with continued access to emerging technologies.

Corvis Technology and Products

   We leverage our industry leading technology to implement innovative optical transport and switching solutions to fulfill carrier networking requirements. Our product lines include electrical/optical and all-optical switching products, ultra long-haul and point-to-point optical transport systems and network management software that enables seamless end-to-end network management. This range of product lines enable us to provide carriers solutions for their SONET/SDH ring networks, as well as their electrical/optical and all-optical mesh networks. Another key advantage of our solution is our in-service migration strategy that enables carriers to migrate their current network infrastructure from point-to-point links to a more efficient all-optical mesh infrastructure. The ability to migrate their network infrastructure enables carriers to maximize profitability by matching transport network infrastructure with service requirements and deployment strategies.

   Optical Switching,  We provide both dedicated optical-electrical-optical
(OEO) and optical-optical-optical (OOO) switching and integrated all-optical switching solutions with the Optical Convergence Switch (OCS) and Optical Network switching products that enable carriers to manage and deploy services across the optical network. With the combination of these optical switching offerings, we provide carriers with efficient solutions to meet requirements for supporting existing SONET/SDH services and new emerging wavelength based services.

   Optical Transport. Our dense wavelength division multiplexing transport systems enable carriers to increase capacity and reduce cost in the network and can be integrated fully with our all-optical switching products. Our ultra-long haul technology enables optical signals to travel up to 3,200 km without electrical regeneration, practically eliminating this costly and time consuming process from the network. This significant reduction in electrical regeneration equipment lowers the capital cost required to implement the network and reduces the complexity of the deployed network and service provisioning times.

   Network Management. Our suite of software tools provides carriers with fault detection and administration and configuration at the service, element, and network levels in addition to network planning capabilities. Our software tools are designed to accelerate the planning and implementation of services across the optical network as well as to facilitate network monitoring, maintenance, and troubleshooting. This results in an end-to-end point-and-click management solution that helps carriers increase the speed of service delivery and revenue generating opportunities while reducing costs.

   For 2002, we are significantly expanding the capabilities of our product offerings to provide additional networking flexibility, capacity and reduce deployment costs by:

  . Integrating technology across product lines to provide cost-effective point-to-point transport solutions

  . Improving network capacity and efficiency with the introduction of additional optimized transport interfaces to address long-haul, extended long-haul, and ultra long-haul traffic requirements on a unified network platform

  .  Introducing the OCS to support sub-wavelength SONET/SDH services

  .  Providing an OC-768/STM-256 "ready" transport infrastructure

  . Enhancing network management and control capabilities through the Corvis Network Management System

  Corvis ON

   The Corvis Optical Network (ON) is an innovative dense wavelength division multiplexing transport and switching system that utilizes industry leading technology to deliver optical networking solutions to meet carrier networking requirements for supporting current SONET/SDH networks and delivering new emerging wavelength-based services. Our integration of these technologies allows carriers to build higher capacity, more flexible and more cost-effective networks. The Corvis ON product is commercially available and provides the following advantages:

  . Lowers capital and operational expenses required to install and operate a telecommunications network

  . Provides interfaces to support multi-vendor compatibility within existing network infrastructures, in compliance with industry standards

  . Enables rapid service provisioning through a transparent optical network infrastructure that significantly reduces the number of unnecessary electrical regeneration points required when compared to existing networks

  . Utilizes dense wavelength division multiplexing technology to deliver 800 gigabits of line capacity. Designed for in-service growth; scalable to 2.8 terabits of line capacity in the future.

  . Incorporates ultra-long haul optical transmission technology capable of transmitting signals up to 3,200km without electrical regeneration.

  . Offers the industry's first and only truly transparent all-optical switching system capable of switching up to 4.8 terabits of traffic in the optical domain. Designed for in-service growth; scalable to 16.8 terabits of traffic in the optical domain in the future

  . Provides a cost effective migration path from point-to-point dense wavelength division multiplexing network configurations to transparent optical mesh configurations by utilizing in-service network element upgrades

  Corvis OCS

   The Corvis Optical Convergence Switch (OCS) is a dedicated optical-electrical-optical (OEO) switching system providing standard point-to-point, ring and mesh networking functionality enabling carriers to deliver current SONET/SDH services. The Corvis OCS is scheduled for commercial availability in the first half of 2002 and provides the following advantages:

  . Lowers expenditures to install and operate a telecommunications network by providing enhanced density, scalability and flexibility when compared to current legacy network devices.

  . Provides open interfaces to support multi-vendor compatibility with existing network equipment, in compliance with industry standards

  . Provides for efficient management, grooming, and aggregation of up to 240 gigabits of STS-1 traffic in a single shelf

  . Allows for in-service expansion on an incremental basis to provide "pay-as-you-grow" support for up to 720 gigabits of STS-1 traffic in a single rack in the future

  . Designed to support fully non-blocking switching capacity up to 11.5 terabits of STS-1 traffic in a single network element in the future

  .  Provides grooming and switching down to the STS-1/VC-4 level

  . Supports an optical-optical (OO) switching fabric for wavelength switching and traffic management in the future

  . Facilitates rapid service provisioning of sub-wavelength and wavelength services across the optical transport infrastructure

  . Provides for protection and restoration of services across the optical transport infrastructure

  Corvis XL/XF

   The Corvis XL/XF is a point-to-point dense wavelength division multiplexing system for high capacity, long distance repeaterless regenerated links for terrestrial and undersea festooning applications. The Corvis XL/XF product is commercially available and provides the following advantages:

  . Utilizes dense wavelength division multiplexing technology to deliver 800 gigabits of line capacity

  . Incorporates optical transmission technology capable of transmitting signals up to 350km without in-line amplification

  Corvis OP

   The Corvis Optical Protector (OP) is an optical protection switching system that enables carriers to rapidly restore protected services in the event of fiber cuts and/or equipment failures. The OP is commercially available and provides the following advantages:

  . Designed to enable carriers to meet Service Level Agreements for service availability

  . Utilizes fast optical switching technology to restore service within 50 milliseconds

  Corvis Software Tools

   Corvis Software Tools provide for comprehensive service, element, network level control, management, and planning functionality. Corvis Software Tools are commercially available and provide the following advantages:

  . Facilitates rapid service delivery across the Corvis ON network with the Corvis Provisioning Tool

  . Provides for element level configuration, management, and control with the Corvis Element Interface

  . Enables network fault, configuration, administration and provisioning of our suite of optical networking products with the Corvis Network Management

  . Provides carriers with a tool for modeling and planning network deployment and service delivery scenarios via the Corvis Wave Planner

Research and Development

   Our future success depends on our ability to increase the performance of our products, to develop and introduce new products and product enhancements and to respond effectively to our customers' changing needs. Our research and development team is primarily responsible for, and is currently working on, meeting these objectives. Our efforts are also focused on reducing the cost of our products, while maintaining our technological advantages. We believe that we can enhance our technologies to provide greater efficiency in current backbone networks, as well as extend these technologies into other parts of a carrier's current network. We have made, and will continue to make, a substantial investment in research and development. Research and development expenses were $41.6 million for the year ended January 1, 2000 (excluding $0.1 million of equity-based compensation expense), $88.9 million for the year ended December 30, 2000 (excluding $28.1 million of equity-based compensation expense and purchased in-process research and development of $42.2 million) and $149.9 million for the year ended December 29, 2001 (excluding $45.4 million of equity-based expenses).

   To help meet the challenge of rapidly increasing network traffic demands, we plan to continue to develop optical transport and switching products which provide for more flexible and higher performance networks. We also plan to develop additional protection and performance features for our network management system that further accelerate our customers' ability to deliver revenue generating services using our transport and switching products. We have assembled a team of highly-skilled hardware and software engineers with extensive experience in telecommunications, dense wavelength division multiplexing and other optical technologies and network management systems. As of March 15, 2002, we had 382 employees involved in research and development.

Customers

   We expect that substantially all of our revenue will be generated from a limited number of customers. We currently have five customers, consisting of the following:

   Broadwing Communications, Inc., has agreed to purchase a minimum of $200 million of certain products and services over a multi-year period and to date Broadwing has purchased approximately $183.1 million towards the commitment. We have agreed to make available by specified dates, versions of our equipment with increased capacity. In addition, we provide training for a limited number of Broadwing employees at no charge. The procurement agreement can be terminated by us or by Broadwing as a result of the other's bankruptcy, material breach of the terms of the agreement, or attempted transfer or assignment of the agreement to creditors or similar transfers, unless cured within 30 days.

   Williams Communications, LLC agreed to purchase $300 million of our products and services over a multi-year period, the first $85 million of which must be purchased prior to December 31, 2003. Sales to Williams to date have totaled $74.2 million. We have also agreed that by specified dates, we will offer for sale equipment that will be capable of increased capacity. In addition, we provide training for a limited number of Williams employees at no additional charge, which number can be increased based on Williams' purchases. We will contribute 3% of the purchase price of our products purchased by Williams to a joint marketing program for use by Williams in advertising that mentions us, as well as to subsidize certain additional training programs for Williams' employees. The agreement can be terminated by us or by Williams as a result of the other's bankruptcy, material breach of the terms of the agreement, or attempted transfer or assignment of the agreement to creditors or similar transfers, unless cured within 30 days. Williams may also terminate the agreement because of chronic late delivery of products ordered by Williams. Williams has recently announced that it is considering restructuring options, which may include filing a Chapter 11 bankruptcy case. As of February 23, 2002, Williams owes us approximately $25.1 million. If Williams files for bankruptcy protection under Chapter 11, we cannot be certain when we will receive these outstanding payments, and if we do, how much actually will be received. In addition, there may be other provisions under bankruptcy laws that would impact our ability to collect these amounts and that may affect some payments that we have already received. Bankruptcy laws may also allow Williams, under certain circumstances to reject this agreement. We cannot give any assurance or make any predictions as to whether Williams will file for bankruptcy and what effect that, or any other decisions that they make, will have our business.

   Qwest Communications Corporation agreed to purchase $150 million of our products, some of which are currently under development, over a two year period beginning on the date that the products meet agreed technical requirements. Qwest's purchase obligations are also subject to our products being priced competitively. Although our agreement with Qwest anticipated technical acceptance by December 31, 2001, Qwest's testing of our equipment in its labs is ongoing. Recently, Qwest terminated a $110.0 million purchase order that it had issued to us in April 2001 under this agreement. We expect to continue with further testing and product enhancements to meet Qwest's unique specifications for its network. We are currently in discussions with Qwest to modify the terms of the agreement to permit ongoing testing and further product development. These discussions are also likely to involve modifications to the agreement regarding network deployment schedules and purchase level obligations. We cannot be certain that we will be able to successfully agree to modified terms, or if we do, whether the new terms will include minimum purchase obligations. If we are able to agree on these modifications, it is likely that the agreement would provide Qwest with the ability to terminate if, among other circumstances, Corvis' products do not meet the new technical requirements. We expect that any new terms will be agreed to by March 31, 2002 and if new terms are not agreed to by that date, it is likely that the agreement will terminate.

   We have entered into contracts with Spanish operator Telefonica and another global carrier to purchase our CorWave XF product, subject to meeting certain product acceptance criteria. These contracts are in earlier stages with limited purchase obligations, however, we hope to develop these arrangements into long-term business opportunities.

   We are in various stages of the sales cycle with other global and national carriers, including active lab trials.

Sales, Marketing and Customer Support

  Sales

   Our sales strategy is to work closely with prospective customers to analyze their existing networks and provide a customized plan for increasing their network capacity and functionality. Our sales approach generally begins with a senior sales executive contacting and establishing a relationship with a carrier. We then assign an account manager to coordinate our efforts and focus our resources on developing the relationship. This account manager aligns our engineering teams and managers with their counterparts in the carrier's organization to provide highly responsive technical and operational support. We analyze the carrier's network layout and traffic patterns and propose a network architecture and product configuration tailored to these traffic patterns. We also invite the carrier to observe product demonstrations and perform testing of our products at our on-site laboratories. At the carrier's request, we provide it with products for additional testing in its laboratories. Following these tests, the carrier generally will undertake field trials of our products prior to commercial deployment in its network. The carrier will accept the products installed in its network upon successful completion of the field trials and continue commercial deployment of additional products. Our sales cycle, from initial contact with a carrier through the signing of a purchase agreement, is long, often taking more than one year from initial introductions to contractual agreements. If our products become broadly deployed, carriers may not require laboratory or field tests prior to purchasing our products, which could shorten our sales cycle.

  Marketing

   We intend to market our products to established and emerging carriers. The value proposition that will be brought to market will expand our focus beyond our core portfolio to highlight additional advantages of doing business with us. This includes the capabilities of our business partners, consulting services and cooperative marketing agreements. Optical optimization of a carrier's network is realized by lowering their overall cost of ownership while maximizing their revenue generating potential. We intend to broaden our brand reputation to engage a larger addressable market through business development partners and continuing to enhance our product portfolio. This will allow us to address a wide range of customer opportunities.

   We intend to increase our visibility as a leader in developing all-optical network products and believe our increased visibility will generate additional sales. As part of our marketing strategy, we:

  . participate in industry trade shows, technical conferences and technology seminars;

  .  communicate with market research firms and various industry organizations;

  . publish technical articles in industry magazines and related marketing materials; and

  . communicate and promote in traditional trade and business publications as well as on the Internet.

   Through these activities, we are building market awareness of our company and our products.

  Customer Service and Support

   We market and sell high performance, technically complex products to sophisticated customers. These products and customers require a high level of customer service and support. We believe that providing ongoing support is critical to successful long term relationships with our customers and we are committed to providing our customers with the highest levels of service and support. We provide engineering, installation, testing and commissioning services. Our customer service and systems engineering teams provide extensive pre- and post-sale support, including consultation, network design, in-depth training and 24 hours a day, seven days a week technical assistance and expedited repair and replacement of equipment. We believe that we have a good reputation for our customer service and support, which we intend to leverage as distinguishing factors in our efforts to enhance and maintain our market position. To further develop and expand our customer base, we intend to increase the size of our customer service force to focus on both domestic and international carriers.

Competition

   We compete in a rapidly evolving and highly competitive market. The market for our products has historically been dominated by companies such as Alcatel, Ciena, Cisco, Lucent and Nortel. We expect to continue to compete with these and other established and new market entrants. We believe that the principal competitive factors in our market include:

  . product performance, including high-capacity transmission over long distances without regeneration;

  .  speed and cost of deployment;

  .  speed and cost of service provisioning;

  .  ability to reconfigure or increase network capacity;

  .  integrated network management under software control;

  .  compatibility with existing equipment;

  .  ongoing customer service and support; and

  .  willingness to offer product financing.

   Many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and sales and marketing resources than we do and may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more vendor financing than we can. To remain competitive, we must continue to develop our products, continually improve our manufacturing capabilities and adjust our customer support organization to address customers' evolving expectations and current market conditions.

Manufacturing

   We manufacture most of our products and conduct all final assembly and final component, module and system tests at our manufacturing facilities. We have invested substantial resources in developing efficient and automated production capabilities and manufacturing processes. We expect to further enhance our manufacturing capabilities with additional production process controls, enhanced yields and increased use of contract manufacturers where appropriate and cost-effective.

   We focus our manufacturing efforts to produce uniformly high-quality products that perform according to their design specifications. Prior to shipment, our products undergo a comprehensive testing process designed to verify their performance capabilities. Where appropriate and cost effective, we selectively use contract manufacturers to increase our manufacturing capacity and speed to market, reduce costs and increase flexibility. We are currently manufacturing our products in limited quantities and have limited manufacturing experience. In the optical equipment industry there are limited sources for many key components; nonetheless, we purchase less than 5% of our optical, electrical and mechanical components from single source suppliers. In an effort to reduce the impact on our business of disruptions in the delivery of products from these suppliers, we carry excess inventory of components from these single source suppliers and we also make strategic investments in component manufacturers to ensure the continued supply of key components. As the number of manufacturers of the remaining products increases, we intend to seek additional suppliers for these components. The loss of any single source supplier could have a material adverse affect on our business.

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

   Given the technological complexity of our products, we can give no assurance that claims of infringement will not be asserted against us or against our customers in connection with their use of our systems and products, nor can there be any assurance as to the outcome of any such claims. On July 19, 2000, Ciena filed a lawsuit alleging that we are willfully infringing three of Ciena's patents relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On March 5, 2001, a motion was granted allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. We are currently in the pre-trial phase of the litigation and a trial date has been set for April 1, 2002; however, recently it has been postponed by the court. We believe that we will prevail in this litigation, however, there can be no assurance that we will be successful in the defense of this litigation. See "Item 3--Legal Proceedings."

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

Employees

   As of March 15, 2002, we employed 863 persons, of whom 166 were primarily engaged in manufacturing, 382 in research and development activities and 315 in sales, marketing, customer service and support and general administration services. On March 13, 2002, we reduced our employee headcount by approximately 12%. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

Item 2.  Properties.

   The following table shows as of December 29, 2001 each of our facilities, its function, location and size and the term of the lease for the facility. Lease termination dates are the earliest dates that Corvis can terminate the lease without penalty and do not give effect to any renewal rights that Corvis may have.

                                                         Square
              Function                     Location       Feet          Expiration
------------------------------------- ------------------ ------- -------------------------
Manufacturing                         Columbia, Maryland 167,083 Expiring between March
                                                                 2002 and October 2007
Research and Development              Columbia, Maryland 207,645 Expiring between October
                                                                 2002 and November 2010
Sales, Marketing and Customer Service Columbia, Maryland  42,280 Expiring between March
                                                                 2002 and November 2002
General and Administrative            Columbia, Maryland  42,949 Expiring between May
                                                                 2009 and May 2010
Sales and Customer Support            Europe              23,400 Expiring between February
                                                                 2002 and August 2007
Research and Development              Lannion and Paris,  62,333 Expiring between June
                                      France                     2002 and August 2007

   In association with fiscal year 2001 restructuring plans, we plan to exit several facilities across research and development, manufacturing, and sales functions in the next six months. Total square footage of planned exited facilities is approximately 202,000. We believe that our retained facilities are adequate for the purposes for which they are presently used and that replacement facilities are available at comparable cost, should the need arise.

Item 3.  Legal Proceedings.

   By letter dated July 10, 2000, Ciena Corporation ("Ciena") informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. We are currently in the pre-trial phase of the litigation. A trial date had originally been set for April 1, 2002; however, it has recently been postponed by the court.

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

   Plaintiffs have moved to appoint lead plaintiff and lead counsel. By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs' law firms to coordinate their claims and function as lead counsel. The motion to appoint lead plaintiff is pending.

   On October 17, 2001, a group of underwriter defendants moved for Judge Scheindlin's recusal. Judge Scheindlin denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of Judge Scheindlin in the United States Court of Appeals for the Second Circuit. The petition is currently pending before the Second Circuit. Judge Scheindlin issued a short order, stating that the court will continue to hold case management conferences, and will continue to handle other administrative and procedural matters. However, the court will refrain from making any substantive rulings pending the Second Circuit's decision on the mandamus petition.

   Dispositive motions have not yet been filed. No discovery has occurred. The court has ordered plaintiffs to file consolidated amended complaints in each consolidated action at the end of March 2002. We intend to vigorously defend ourselves and our officers and directors.

Item 4.  Submission of Matters to a Vote of Security Holders.

   None.

       EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES OF THE REGISTRANT

   Listed below are our executive officers, directors and key employees as of March 15, 2002, their ages as of that date and position with us. Officers are elected by the Board of Directors to serve for a period ending with the next meeting of the Board of Directors held after the Annual Meeting of Stockholders.

              Name                Age                            Title
              ----                --- ------------------------------------------------------------
Executive Officers and Directors:
David R. Huber, Ph.D............. 51  Chairman of the Board, President and Chief Executive Officer
Terence F. Unter, Ph.D........... 49  Chief Operating Officer
Lynn D. Anderson................. 42  Senior Vice President, Chief Financial Officer and Treasurer
Kim D. Larsen.................... 44  Senior Vice President, Business Development, General
                                        Counsel and Secretary
Frank M. Drendel................. 57  Director
Joseph R. Hardiman............... 64  Director
David S. Oros.................... 42  Director

   David R. Huber, Ph.D., is the founder of Corvis. He has served as a Director and Chairman of our Board, President and Chief Executive Officer since June 1997. Dr. Huber has 19 years of experience in the development of optical communications systems. From 1992 through April 1997, Dr. Huber served first as Chief Technology Officer and later as Chief Scientist of Ciena Corporation, a company he founded in 1992. From 1989 through 1992, Dr. Huber managed the Lightwave Research and Development Program for General Instrument Corporation. Prior to 1989, Dr. Huber held positions in optical communications development at Rockwell International Corporation, Optelecom, Inc. and ITT Industries, Inc., formerly International Telephone & Telegraph Corporation. Dr. Huber holds 41 U.S. patents in optics technology and has numerous additional patents pending. He earned a Ph.D. in electrical engineering from Brigham Young University and a B.S. in physics from Eastern Oregon State University. Dr. Huber is the brother-in-law of Mr. Larsen.

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

   Lynn D. Anderson has been our Senior Vice President, Chief Financial Officer and Treasurer since January 2002. From May 2001 to December 2002, Mr. Andersen served has chief Financial Officer of Optical Capital Group, LLC, a specialized technology investment firm focused on optical equipment related communications technology. From December 2000 to April 2001, Mr. Anderson was self-employed providing financial and strategic consulting services to companies in the technology, media and energy sectors. From February 2000 to November 2000, Mr. Anderson served as Chief Operating Officer and Chief Financial Officer of Zillacast, an Internet broadcasting company. From 1981 to 2000, Mr. Anderson held several financial positions with various divisions of General Electric Company and GE Capital Corporation. Mr. Anderson earned his B.A. from Kansas State University and his M.B.A. from the University of Texas.

   Kim D. Larsen has served as our General Counsel and Secretary since September 1998, a Senior Vice President since June 2000 and was given responsibility for Business Development in February 2002. From October 1994 through September 1998, Mr. Larsen was a partner with the law firm of Mayer, Brown & Platt and served as partner-in-charge of its Cologne, Germany office, where he specialized in corporate mergers and acquisitions in the international telecommunications sector. Mr. Larsen earned his law degree from Columbia University and a B.S. in economics and political science from Brigham Young University. Mr. Larsen was a founding director of Ciena Corporation. Mr. Larsen is the brother-in-law of Dr. Huber.

   Frank M. Drendel has served as a Director since July 2000. Mr. Drendel has served as chairman and chief executive officer of CommScope, Inc. since its spin off from General Instrument Corporation in 1997. Mr. Drendel previously served as president and chairman of CommScope, Inc. from 1986 to 1997 and chief executive officer of that company since 1976. He was a director of General Instrument Corporation until its merger with Motorola in January 2000. He is currently a director of Nextel Communications, Inc. and the National Cable Television Association. Mr. Drendel graduated from Northern Illinois University with a B.S. in marketing. Mr. Drendel has informed us that he intends to resign from our Board of Directors after the annual meeting because he also serves as an officer and a director of CommScope, which recently obtained an equity interest in one of our largest suppliers, and he believes that continued service on our Board could represent a potential conflict of interest with his duties and responsibilities to CommScope.

   Joseph R. Hardiman has served as a Director since July 2000. Mr. Hardiman served as the president and chief executive officer of the National Association of Securities Dealers, Inc. and its wholly owned subsidiary, The Nasdaq Stock Market, Inc., from September 1987 through January 1997. From 1975 through September 1987, Mr. Hardiman held various positions at Alex. Brown & Sons, including managing director and chief operating officer. Mr. Hardiman earned B.A. and LLB degrees from the University of Maryland. Mr. Hardiman serves on the boards of Intellectual Development Systems, Inc., the Flag Investors Funds, the ISI Funds, the Nevis Fund, the Brown Investment Advisory Trust Company, the Soundview Technology Group, Inc., the University of Maryland Foundation, the University of Maryland School of Law and The Nasdaq Stock Market Education Foundation. Previously, he served on the boards of the Depository Trust Company, the Securities Industry Foundation for Economic Education, the Securities Regulation Institution and the Center for the Study of the Presidency and as a member of the American Business Conference.

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

   In addition, Corvis has determined that it will appoint James M. Bannantine, age 45, currently President and Chief Executive Officer of Dorsal, as President of Corvis effective upon and subject to the closing of the proposed merger of Corvis and Dorsal. Mr. Bannantine has served as President and Chief Executive Officer of Dorsal since January 2001. From January 2001 until September 2001, he was president of Acumen Capital LLC, a private equity firm focused on international energy assets. For eleven years prior to January 2001, Mr. Bannantine served in various positions at Enron Corporation, most recently as Chief Executive Officer of Enron South America. Mr. Bannantine graduated from West Point and received an MBA from The Wharton Graduate School of Business.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   Our common stock has been traded on the Nasdaq National Market under the symbol "CORV" since July 27, 2000. The following table sets forth, for the periods indicated, the high and low bid information as reported on the Nasdaq National Market for our common stock.

                                                              High    Low
                                                             ------- ------
    Fiscal 2000
    Third Quarter (July 27, 2000 through September 30, 2000) $114.75 $60.81
    Fourth Quarter (ending December 30, 2000)...............
                                                             $ 71.75 $17.00
    Fiscal 2001
    First Quarter (ending March 31, 2001)................... $ 30.00 $ 6.28
    Second Quarter (ending June 30, 2001)................... $ 10.77 $ 3.00
    Third Quarter (ending September 29, 2001)............... $  4.63 $ 1.19
    Fourth Quarter (ending December 29, 2001)............... $  3.90 $ 1.30

   As of January 31, 2002, there were 1309 holders of record of our Common
Stock.

Dividend Policy

   We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as the board of directors may deem relevant.

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

                                             Period from                       Year Ended
                                            June 2, 1997    ------------------------------------------------
                                           (inception) to   December 31, January 1, December 30, December 29,
                                          December 31, 1997     1998        2000        2000         2001
                                          ----------------- ------------ ---------- ------------ ------------
                                                            (in thousands except per share data)
Statement of Operations Data:
Revenue..................................      $    --        $     --    $     --   $  68,898   $   188,450
Costs of revenue:
   Product sales.........................           --              --          --      42,943       116,952
   Inventory write-downs, contract
     losses and other....................           --              --          --          --       216,535
                                               -------        --------    --------   ---------   -----------
Gross profit (loss)......................           --              --          --      25,955      (145,037)
                                               -------        --------    --------   ---------   -----------
Operating expenses:
   Research and development, exclusive
     of equity-based expense.............          249          15,746      41,565      88,874       149,882
   Sales and marketing, exclusive of
     equity-based expense................           --             167       3,422      30,871        56,002
   General and administrative, exclusive
     of equity-based expense.............          288           3,190      18,993      31,127        34,344
   Equity-based expense:
       Research and development..........           --              --         126      28,050        45,409
       Sales and marketing...............           --              --       4,845      52,417        17,756
       General and administrative........           --              --          --      17,891        35,642
Amortization of intangible assets........           --              --         173      46,746       125,940
Purchased in-process research and
  development............................           --              --          --      42,230            --
Restructuring, impairment, and other
  charges................................           --              --          --          --       789,242
                                               -------        --------    --------   ---------   -----------
Total operating expenses.................          537          19,103      69,124     338,206     1,254,217
                                               -------        --------    --------   ---------   -----------
Operating loss...........................         (537)        (19,103)    (69,124)   (312,251)   (1,399,254)
Interest income (expense), net...........           43            (357)     (2,146)     28,640        21,161
                                               -------        --------    --------   ---------   -----------
Net loss.................................      $  (494)       $(19,460)   $(71,270)  $(283,611)  $(1,378,093)
                                               =======        ========    ========   =========   ===========
Basic and diluted net loss per common
  share..................................      $ (0.02)       $  (0.86)   $  (2.33)  $   (1.80)  $     (3.94)
Weighted average number of common
  shares outstanding.....................       21,600          22,638      30,599     157,349       349,652

                                      December 31, December 31,   January 1,   December 30, December 29,
                                          1997         1998          2000          2000         2001
                                      ------------ ------------ -------------- ------------ ------------
                                                                (in thousands)
Balance Sheet Data:
Cash and cash equivalents............    $1,620      $ 4,041       $244,597     $1,024,758    $638,872
Short-term investments...............        --           --             --             --      21,907
Working capital......................     1,552       (1,474)       236,839      1,172,040     726,505
Total assets.........................     2,652        8,488        307,279      2,381,836     978,825
Notes payable and capital lease
  obligations, net of current portion        --        5,800         38,771         45,909       4,702
Redeemable stock.....................        --           --             --         30,000          --
Total stockholders'equity (deficit)..     2,506       (2,968)       239,625      2,186,593     888,853

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

Overview

   We design, manufacture and sell high performance all-optical and electrical/optical communications systems that we believe accelerate carrier revenue opportunities and lower the overall cost of network ownership for carriers. Our optical products have enabled a fundamental shift in network design and efficiency by allowing for the transmission, switching and management of communications traffic entirely in the optical domain. By deploying our products, carriers eliminate the need for expensive and bandwidth-limiting electrical regeneration and switching equipment, significantly reducing costs, increasing network capacity and allowing them to more quickly and efficiently provide new services. Our products also open new market opportunities for carriers by enabling a flexible, in-service migration path from existing point-to-point and ring electrical/optical networks to all-optical mesh networks.

   We currently have five customers, including Broadwing Communications, Inc., Williams Communications, Inc., Qwest Communications Corporation, Telefonica de Espana S.A.U., and an unnamed major global carrier. During the first half of 2000, we shipped, installed and activated laboratory trial systems and field trial systems for both Broadwing and Williams to allow for customer testing and inspection. In July 2000, we successfully completed the Broadwing field trial and Broadwing agreed to purchase $200 million of our products and services as part of a multi-year purchase agreement. Throughout the remainder of 2000, we began the deployment of both transmission and switching equipment to Broadwing and built-up finished goods inventory necessary to support customer orders throughout 2001. Shipments of equipment to Broadwing continued throughout the year. Sales to Broadwing through December 29, 2001 have totaled $183.2 million.

   In 2001, the field trial system provided to Williams was accepted and Williams agreed to purchase up to $300 million of our products and services in a multi-year purchase agreement, $85 million of which must be purchased prior to December 31, 2003. Sales to Williams through December 29, 2001 have totaled $74.2 million. Shipment of commercial equipment to Williams began late in the first quarter of 2001 and continues to date. In late February 2002, Williams announced that it is considering restructuring options, which may include filing a Chapter 11 bankruptcy case. At December 29, 2001, we were not aware of any factors that would indicate that Williams would be unable to meet its obligations to us.

   Qwest agreed to purchase $150 million of our products, some of which are currently under development, over a two-year period beginning on the date that the products meet agreed technical requirements. Qwest's purchase obligations are also subject to our products being priced competitively. Although our agreement with Qwest anticipated technical acceptance by December 31, 2001, Qwest's testing of our equipment in its labs is ongoing. Recently, Qwest terminated a $110 million purchase order that it had issued to us under this agreement in April 2001. We expect to continue with further testing and product enhancements to meet Qwest's unique specifications for its network. We are currently in discussions with Qwest to modify the terms of the agreement to permit ongoing testing and further product development. These discussions are also likely to involve modifications to the agreement regarding network deployment schedules and purchase level obligations. We cannot be certain that we will be able to successfully agree to modified terms, or if we do, whether the new terms will include minimum purchase obligations. If we are able to agree on these modifications, it is likely that the agreement would provide Qwest with the ability to terminate if, among other circumstances, Corvis' products do not meet the new technical requirements. We expect that any new terms will be agreed to by March 31, 2002 and if new terms are not agreed to by that date, it is likely that the agreement will terminate.

   In the second quarter 2001, the Company entered into a contract with an unnamed major global carrier and reached agreement with Spanish operator Telefonica for the delivery of our next generation optical products. These contracts are in early stages and do not include significant purchase commitment levels; however, we hope to develop these arrangements into long-term business relationships.

   We have also entered into agreements and discussions regarding laboratory and field trials with other carriers. Upon successful completion of these trials, we hope to enter into agreements for commercial deployment with new carriers.

   Recently, economic conditions have resulted in reduced capital expenditures by telecommunications carriers. In response to these conditions, we implemented restructuring plans, approved by our Board of Directors, designed to decrease our business expenses and to align resources for long-term growth opportunities. Additionally, we evaluated the carrying value of our inventory and long-term assets.

   In the second quarter of 2001, our Board of Directors approved a plan for the reduction of operations. As a result of the restructuring plan and our evaluation of the recoverability of long-lived asset carrying values, we recorded charges of approximately $714.6 million. These charges were comprised of $99.2 million in cost of revenue charges associated with the inventory write-downs and losses on open purchase commitment cancellations; $9.4 million associated with workforce reduction; $9.0 million associated with consolidation of excess facilities and write-downs of idle equipment; $588.3 million associated with the write-down of goodwill generated in the acquisition of Algety Telecom S.A.; and $8.7 million associated with the permanent impairment charges on strategic equity investments carried at cost.

   In the fourth quarter of 2001, after continued unfavorable economic conditions and the lack of expected contract wins and product sales, our Board of Directors approved an additional plan for further reductions in operations, including the closure of our operations in Canada. As a result of this restructuring plan and evaluation of our inventory and recoverability of long-lived assets carrying value in light of the continued decrease in customer activity, we recorded charges of approximately $303.4 million. These charges were comprised of $117.4 million in cost of revenue charges associated with inventory write-downs and losses on open purchase commitments and an unprofitable contract; $15.0 million associated with workforce reductions; $44.2 million associated with consolidation of excess facilities and write-downs of idle equipment; $123.2 million associated with write-down of goodwill principally generated in the acquisition of Algety; and $3.6 million associated with permanent impairment charges on strategic equity investments carried at cost.

   We continue to monitor our financial position and will make strategic decisions as necessary to position the Company for long-term success.

Critical Accounting Policies

   We have identified the following critical accounting policies that affect the more significant judgements and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, revenue recognition, product warranty liabilities, allowance for doubtful accounts, and contingencies and litigation. We state these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

   We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

   Revenue. Revenue from product sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. Customer contracts generally include extensive lab and field trial testing and some include other acceptance criteria. To the extent customer contracts include acceptance criteria, to date the Company has deferred revenue until customer acceptance criteria have been met.

   Our products can be installed by our customers, third party service providers or by us. Revenue from installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. To the extent customer contracts include both product sales and installation services, revenues are recognized on their respective fair values. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each installation contract. Amounts received in excess of revenue recognized are included as deferred revenue in our consolidated balance sheet.

   Costs of Revenue. Costs of revenue include the costs of manufacturing our products and other costs associated with warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing, engineering, finishing and installation operations. Warranty reserves are determined based upon actual warranty cost experience, estimates of component failure rates and management's industry experience. Inventory obsolescence costs are estimated using certain assumptions, including projected sales and sales mix. Actual results may differ from those estimates. We continually monitor component failures, technical changes, and levels of on-hand inventory and adjust our estimates accordingly. If, however, actual results vary significantly from our estimates, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate.

   Allowance for Bad Debt. During 2001, we have relied on two customers for all of our revenues. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. We monitor the financial conditions of these customers closely and concluded that no allowance for bad debt was appropriate as of December 29, 2001.

   At December 29, 2001, $29.0 million or 86 percent of our trade accounts receivable are due from Williams, with the balance due from Broadwing. Subsequent to the end of fiscal year 2001, Williams has paid us approximately $4 million of the December 29, 2001 accounts receivable as it became due. At December 29, 2001, all amounts due from Williams were current and, based on our historical collections from Williams and all publicly available financial information, we determined that no allowance for uncollectible amounts was necessary. Subsequent to year end, Williams has disclosed certain recent events that may potentially adversely affect its financial condition. Based on these events, in late February 2002, Williams announced that it is considering restructuring options, which may include filing a petition for Chapter 11 bankruptcy protection. If a customer files for bankruptcy protection under Chapter 11, we cannot be certain when we will receive outstanding payments, and if we do, how much will actually be received. In addition, there may be other provisions under bankruptcy laws that would impact our ability to collect any amounts owed and may affect some payments that we have already received. Bankruptcy laws may also allow Williams, under certain circumstances, to reject the purchase agreement. We continue to evaluate the need for allowances for accounts receivable and can give no assurances we will not be required to write-off some or all these outstanding amounts.

   Restructuring and Other Charges. During 2001, after continued unfavorable economic conditions and continued lack of expected customer wins and product sales, our Board of Directors approved plans for the reduction of operations including the consolidation of facilities, reduction of employees and the discontinuation of certain product lines. In addition, we evaluated the recoverability of the carrying value of our inventory and long-lived assets. As a result, we recorded charges associated with estimated excess inventory and open purchase commitments based on projected sales volumes, facility consolidation costs based on assumed exit costs and time tables, disposal of property and equipment based on estimated salvage values and goodwill impairment charges based on estimated discounted future cash flows. If actual results differ significantly from our estimates and assumptions, we will adjust our reserves and allowances accordingly.

   Goodwill and Other Intangible Assets. We have recorded goodwill and intangibles resulting from our acquisitions. Through December 29, 2001, goodwill and intangibles have been amortized on a straight-line basis over their respective lives of between 3 and 5 years. Upon the adoption of SFAS No. 142 on January 1, 2002, we will cease amortizing goodwill and will perform an annual impairment analysis to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

   Litigation. In July 2000, Ciena Corporation ("Ciena") informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. A trial date had originally been set for April 1, 2002; however, it has recently been postponed by the court. The litigation is currently in the pre-trial phase.

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

   Plaintiffs have move to appoint lead plaintiff and lead counsel. By order October 12, 2001, the court appointed an executive committee of six plaintiffs' law firms to coordinate their claims and function as lead counsel. The motion to appoint lead plaintiff is pending.

   On October 17, 2001, a group of underwriter defendants moved for Judge Scheindlin's recusal. Judge Scheindlin denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of Judge Scheindlin in the United States Court of Appeals for the Second Circuit. The petition is currently pending before the Second Circuit. Judge Scheindlin issued a short order, stating that the court will continue to hold case management conferences, and will continue to handle other administrative and procedural matters. However, the court will refrain from making any substantive rulings pending the Second Circuit's decision on the mandamus petition.

   Dispositive motions have not yet been filed. No discovery has occurred. The court has ordered plaintiffs to file consolidated amended complaints in each consolidated action at the end of March 2002.

   Based on the status of the litigation, we cannot reasonably predict the likelihood of any potential outcome. We continue to monitor the status of the litigation, however we can give no assurances that an unfavorable outcome will not result in future charges.

Results of Operations

  Year ended December 29, 2001 compared to year ended December 30, 2000

   Revenue. Revenue increased to $188.5 million for the fiscal year ended December 29, 2001 from $68.9 million for the fiscal year ended December 30, 2000. The increase in revenue is attributable to the increased sales of our products for commercial use. Revenue for the year ended 2001 and 2000 is attributable to two customers and one customer, respectively. During 2001, our quarterly revenues have decreased from a high of $84.1 million in the first quarter of 2001 to a low of $15.2 million in the fourth quarter. We expect revenue for the first quarter of 2002 to be at or below fourth quarter levels.

   Gross Profit (loss). Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. In association with discontinued product lines under our restructuring plans and excessive inventories due to reduced capital expenditures by telecommunication carriers, during 2001 we recorded cost of revenue charges totaling $216.5 million comprised of inventory write-downs of $174.0 million and losses from open purchase commitments and loss contracts of approximately $42.5 million.

   Gross profit (loss) decreased to $(145.0) million for the fiscal year ended December 29, 2001 from $26.0 million for the year ended December 30, 2000. Gross margin as a percentage of revenue decreased to (77.0)% for the fiscal year ended December 29, 2001 from 37.7% for the fiscal year ended December 30, 2000. Excluding inventory write-downs and other charges of $216.5 million for the fiscal year ended December 29, 2001, gross profit and gross margin were $71.5 million and 37.9%, respectively. Due to current competitive and economic pressures on our prices, we expect that gross margin, excluding inventory write-downs and other charges, may decrease in the coming quarters.

   Research and Development, Excluding Equity-Based Expense. Research and development, excluding equity-based expense consists primarily of salaries and related personnel costs, test and prototype expenses related to the design of our hardware and software products, laboratory costs and facilities costs. All costs related to product development, both hardware and software, are recorded as expenses in the period in which they are incurred. Due to the timing and nature of the expenses associated with research and development, significant quarterly fluctuations may result. We believe that research and development is critical in achieving current and future strategic product objectives.

   Research and development expenses, excluding equity-based expense, increased to $149.9 million for the year ended December 29, 2001 from $88.9 million for the year ended December 30, 2000. The increase in expenses was primarily attributable to increases in headcount and increased expenses associated with prototype development and laboratory materials.

   Sales and Marketing, Excluding Equity-Based Expense. Sales and marketing, excluding equity-based expense consists primarily of salaries and related personnel costs, laboratory trial systems provided to customers, trade shows, other marketing programs and travel expenses.

   Sales and marketing expenses, excluding equity-based expense, increased to $56.0 million for the year ended December 29, 2001 from $30.9 million for the year ended December 30, 2000. The increase in expenses was primarily attributable to increases in headcount, increases in promotional and trade show activities and expenses related to laboratory systems provided to current and potential customers.

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

   General and administrative expenses increased to $34.3 million for the year needed December 29, 2001 from $31.1 million for the year ended December 30, 2000. The increase in expenses was primarily attributable to increases in salaries and related benefits due to the hiring of additional personnel.

   Equity-based Expense. Equity-based expenses consists primarily of charges associated with employee options granted at below fair market value prior to our initial public offering.

   Equity-based expense related to research and development, sales and marketing and general and administrative functions for the year ended December 29, 2001 increased to $98.8 million from $98.4 million for the year ended December 30, 2000. The increase in equity-based compensation resulted from options granted with exercise prices below fair value at the date of grant related primarily to pre-IPO grants.

   Amortization of Intangible Assets. Amortization of goodwill and other intangible assets primarily relates to the amortization of goodwill associated with the acquisition of Algety Telecom S.A. As a result of the issuance of SFAS No. 142, we will no longer record amortization of goodwill on a straight-line basis, rather goodwill will be tested at least annually for impairment. There may be more volatility in reported income (loss) than previous standards because impairment losses are likely to occur irregularly and in varying amounts. Intangible assets that are separate and have finite useful lives, such as acquired patent rights and intellectual property licenses, will continue to be amortized over their useful lives. As a result, amortization expense associated with goodwill should decrease in future periods.

   Amortization of intangible assets expenses increased to $125.9 million for the year ended December 29, 2001 from $46.7 million for the year ended December 30, 2000. The increase was primarily attributable to the amortization of intangibles resulting from the acquisition of Algety Telecom S.A., which resulted in approximately $876.7 million in goodwill, excluding the impacts of the impairment charges described above, that is amortized over five years.

   Interest Income (Expense), Net. Interest income, net of interest expense, decreased to $21.2 million for the year ended December 29, 2001 from $28.6 million of net interest income for the year ended December 30, 2000. The decrease was primarily attributable to lower average invested cash balances from the proceeds of the initial public offering and other private placements and lower average returns on investments, offset in part by interest incurred under various credit facilities.

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

   Research and Development, Excluding Equity-Based Expense. Research and development, excluding equity-based expense consists primarily of salaries and related personnel costs, test and prototype expenses related to the design of our hardware and software products, laboratory costs and facilities costs. All costs related to product development, both hardware and software, are recorded as expenses in the period in which they are incurred. Due to the timing and nature of the expenses associated with research and development, significant quarterly fluctuations may result. We believe that research and development is critical in achieving current and future strategic product objectives.

   Research and development expenses, excluding equity-based expense, increased to $88.9 million for the year ended December 30, 2000 from $41.6 million for the year ended January 1, 2000. The increase in expenses was primarily attributable to increases in headcount and increased expenses associated with prototype development and laboratory materials.

   Sales and Marketing, Excluding Equity-Based Expense. Sales and marketing, excluding equity-based expense consists primarily of salaries and related personnel costs, laboratory trial systems provided to customers, trade shows, other marketing programs and travel expenses.

   Sales and marketing expenses, excluding equity-based expense, increased to $30.9 million for the year ended December 30, 2000 from $3.4 million for the year ended January 1, 2000. The increase in expenses was primarily attributable to increases in headcount, increases in promotional and trade show activities and expenses related to laboratory systems provided to current and potential customers.

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

   Equity-based Expense. Equity-based expenses consists primarily of charges associated with employee options granted at below fair market value prior to our initial public offering.

   Equity-based expense related to research and development, sales and marketing and general and administrative functions for the year ended December 30, 2000 increased to $98.4 million from $5.0 million for the year ended January 1, 2000. The increase in equity-based compensation resulted from options granted with exercise prices below fair value at the date of grant, as well as expenses recognized upon the waiving of certain forfeiture provisions contained in warrants granted to certain customers.

   Amortization of Intangible Assets.   Amortization of goodwill and other
intangible assets primarily relates to the amortization of goodwill associated with the acquisition of Algety Telecom S.A. As a result of the issuance of SFAS No. 142, we will no longer record amortization of goodwill on a straight-line basis, rather goodwill will be tested at least annually for impairment. There may be more volatility in reported income (loss) than previous standards because impairment losses are likely to occur irregularly and in varying amounts. Intangible assets that have finite useful lives, such as acquired patent rights and intellectual property licenses, will continue to be amortized over their useful lives. As a result, amortization expense associated with goodwill should decrease in future periods.

   Amortization of intangible assets expenses increased to $46.7 million for the year ended December 30, 2000 from $0.2 million for the year ended January 1, 2000. The increase was primarily attributable to the amortization of intangibles resulting from our acquisition of Algety Telecom S.A., which resulted in approximately

$876.7 million in goodwill, before considering the impairment charges described above, that is amortized over five years.

   Interest Income (Expense), Net. Interest income, net of interest expense, increased to $28.6 million for the year ended December 30, 2000 from $2.1 million of net interest expense for the year ended January 1, 2000. The increase was primarily attributable to average higher invested cash balances from the proceeds of the initial public offering and other private placements, offset in part by interest incurred under various credit facilities.

Liquidity and Capital Resources

   Since inception through December 29, 2001, we have financed our operations, capital expenditures and working capital primarily through public and private sales of our capital stock, borrowings under credit and lease facilities and cash generated from operations. At December 29, 2001, our cash and cash equivalents and short-term investments totaled $660.8 million.

   Net cash used in operating activities was $255.5 million, $230.8 million and $71.8 million for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively. Cash used in operating activities for the year ended December 29, 2001 was primarily attributable to a net loss of $1,378.1 million, $35.1 million of inventory increases, and a decrease in accounts payable of $76.5 million, partially offset by an increase in other current liabilities payable of $38.8 million and non-cash expense items approximating $1,208.8 million including restructuring, goodwill impairment and other charges of $942.7 million, depreciation and amortization of $155.0 million equity-based expense of $98.8 million, and asset impairment and other charges of $12.3 million.

   Net cash used in investing activities for the years ended December 29, 2001, December 30, 2000 and January 1, 2000 was $131.5 million, $72.4 million and $14.0 million, respectively. The increase in net cash used in investing activities for the year ended December 29, 2001 was primarily attributable to purchases of manufacturing and test equipment, information systems equipment and office equipment and purchases of short-term investments.

   Net cash provided by financing activities for the year ended December 29, 2001 was $1.5 million, primarily attributable to the sale of investments associated with restricted cash, partially offset by the repayment of principal on notes and capital leases. Net cash provided by financing activities for the year ended December 30, 2000 was $1,084.3 million, primarily attributable to proceeds from our initial public offering and other private placements, and the issuance of notes payable, offset in part by the payment of debt and an increase in restricted cash. Net cash provided by financing activities for the year ended January 1, 2000 was $326.3 million, primarily attributable to private placements and the proceeds from the issuance of notes payable.

   As of December 29, 2001, long-term restricted cash totaled $2.4 million associated with outstanding irrevocable letters of credit relating to lease obligations for various manufacturing and office facilities and other business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each respective lease term or agreement term.

   Due to competitive economic conditions, we have and may be required to sell our product to future customers at lower margins or be required to provide customers with financing which could result in reduced gross margins, extended payment terms or delayed revenue recognition, all of which could have a negative impact on our liquidity, capital resources and results of operations.

   Our liquidity will also be dependent on our ability to manufacture and sell our products. Changes in the timing and extent of the sale of our products will affect our liquidity, capital resources and results of operations. We currently have a limited number of customers that could provide substantially all of our revenues for the near future and these customers are operating in a troubled economic environment. The loss of any of these customers, any substantial reduction in current or anticipated orders or an inability to attract new customers, could materially adversely affect our liquidity and results of operations. We plan to diversify our customer base by seeking new customers both domestically and internationally.

   At December 29, 2001, $29.0 million or 86 percent of our trade accounts receivable are due from Williams with the difference due from Broadwing. In February 2002, Williams announced that it is considering restructuring options, which may include filing a Chapter 11 bankruptcy case. As of February 23, 2002, Williams owes us approximately $25.1 million. If Williams files for bankruptcy protection under Chapter 11, we cannot be certain when we will receive these outstanding payments, and if we do, how much will actually be received. In addition, there may be other provisions under bankruptcy laws that would impact our ability to collect these amounts and that may affect some payments that we have already received. Bankruptcy laws may also allow Williams under certain circumstances, to reject the purchase agreement. We cannot give any assurances or make any predictions as to whether Williams will file for bankruptcy and what effect that, or any other decisions that they make, will have on our business.

   We believe that our current cash and cash equivalents and cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through at least the next twelve months.

   If cash on hand and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. To the extent that we raise additional capital through the sale of equity or debt securities, the issuance of such securities could result in dilution to our existing shareholders. If additional funds are raised through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Increasingly, as a result of the financial demands of major network deployments, carriers are looking to their suppliers for financing assistance. From time to time, we may provide or commit to extend credit or credit support to our customers as we consider appropriate in the course of our business.

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

   We accounted for the acquisition using the purchase method whereby the net tangible and identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the date of acquisition. The excess of the aggregate purchase price over the estimated fair value of net assets acquired of

$876.7 million, based upon the purchase price allocation, was being amortized on a straight-line basis over five years. In addition, $42.2 million of the purchase price was allocated to in-process research and technology and was expensed immediately. During 2001, the Company recorded restructuring and other charges of approximately $710.7 million associated with the impairment of the goodwill. Under SFAS 142, described below, the remaining balance of $2.3 million will no longer be amortized on a straight-line basis, but rather goodwill will be tested at least annually for impairment.

Subsequent Event

   On January 29, 2002, we announced that we had signed a definitive merger agreement to acquire Dorsal Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions. Subject to the satisfaction of various closing conditions, including the approval by our shareholders and the shareholders of Dorsal, we will acquire Dorsal in a stock transaction for approximately 40,923,500 shares of common stock. The shareholders meeting is expected to take place in the first half of 2002. The acquisition will be accounted for under the "purchase" method of accounting. Under the purchase method, the purchase price of Dorsal will be allocated to identifiable assets and liabilities acquired from Dorsal, with the excess being treated as goodwill. We preliminarily estimate that the acquisition will result in an in-process research and development charge of approximately $33.8 million as well as the recognition of certain intangible assets of $30.8 million, which will be amortized over an estimated life of five years. In addition, the acquisition will result in goodwill of approximately $7.6 million, which will have an indefinite life, but will be subject to periodic impairment tests. Dr. David R. Huber, our President and Chief Executive Officer, owns, directly or indirectly, approximately 31 percent of the outstanding stock of Dorsal. Effective upon the completion of the Dorsal transaction, Jim Bannantine, the current President and CEO or Dorsal Networks, will become the new President of Corvis Corporation, responsible for the day-to-day operations of the Company. Prior to completion of the Dorsal merger, Jim will lead the transition and integration planning efforts for both companies.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Reacquisition Contingencies of Purchased Enterprises". The provisions of this statement apply to all business combinations initiated after June 30, 2001. The application of this accounting standard is not expected to have a material effect on our consolidated financial statements.

   SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment, for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 1, "Intangible Assets". We will adopt the provisions of this standard for our first quarter of fiscal 2002. We have recorded goodwill amortization expense of $0.2 million in fiscal 1999, $41.9 million in fiscal 2000 and $114.3 million in fiscal 2001, which will no longer be recorded in subsequent fiscal years. The application of this accounting standard is not expected to have a material effect on our consolidated financial statements.

   In August 2001, the Financial Accounting Standard Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions", for the disposal of segments of a business (as previously defined in that opinion). The adoption of SFAS No. 144 is not expected to have a material adverse effect on our results of operations.

Factors that May Affect Our Future Results

  Risks Related to Our Financial Results

   We have incurred significant losses since inception, and we expect losses to continue in the future.

   We have incurred significant net losses since inception. As of December 29, 2001, We had an accumulated deficit of approximately $1.8 billion. We expect to incur significant losses in the near-term. We cannot be certain that we will ever achieve profitability. We will need to generate significant revenue and control costs to achieve profitability.

   Our limited operating history makes financial forecasting and evaluation of our business difficult.

   Our limited operating history makes it difficult to forecast our future operating results. We have only a limited history selling our optical network products. Although we began operations in 1997, we began generating revenue in the second half of 2000. Because we have a limited history upon which to base forecasts of future operating results, you should not rely on our past financial performance to evaluate our future financial performance and any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer, more stable business history.

   The unpredictability of our quarterly results may adversely affect the trading price of our common stock.

   Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause the price of our common stock to fluctuate. The primary factors that may affect our quarterly results include the following:

  .  loss of customers or the ability to attract new customers;

  .  satisfaction of contractual customer acceptance criteria;

  .  cancellation of or delays in customer orders;

  .  demand for optical networking products and services;

  . the length and variability of the sales cycle for our products and services;

  .  the timing and size of sales of our products and services;

  . our ability to maintain production volumes and quality levels for our products and services;

  . our ability to obtain sufficient supplies of sole or limited source components;

  .  changes in our pricing policies or the pricing policies of our competitors;

  .  increases in the prices of the components that we purchase;

  .  new product introductions and enhancements by our competitors;

  . our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

  .  the timing and magnitude of product development expenses;

  .  our ability to attract and retain key personnel;

  .  issuances or sales by us of common stock or other securities in the future;

  .  costs related to acquisitions of technology or businesses; and

  . general economic conditions as well as those specific to the communications and related industries.

   A delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses. It is possible that in some future quarters our results may be below the expectations of analysts and investors. In this event, the price of our common stock will likely decrease.

   The long and variable sales cycles for our products may cause our revenue and operating results to vary significantly from quarter to quarter, which may adversely affect the trading price of our common stock.

   Certain of our products are designed to enable all-optical transmission and switching of data traffic over long distances. We expect that customers who purchase these products will do so as part of a large-scale deployment of these products across their networks. We also offer point-to-point solutions which we expect to be purchased by customers to cover high-traffic routes. In each case, a customer's decision to purchase our all-optical network products will involve a significant commitment of its resources. A lengthy testing and product qualification process, a portion of which is funded by us, will precede any final decision to purchase our products. Throughout this sales and qualification cycle, we will spend considerable time and expense educating and providing information to prospective customers about the uses and features of our products.

   The timing of deployment of our products may vary widely and will depend on the specific network deployment plan of the customer, the installation skills of the customer, the complexity of the customer's network environment and the degree of hardware and software configuration necessary. Customers with substantial or complex networks have traditionally expanded their networks or upgraded their systems in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. In addition, customers may request the cancellation of purchase orders.

   Because of our limited operating history and the nature of our business, we cannot predict the timing or size of these sales and deployment cycles. Long sales cycles, as well as our expectation that customers will tend to place large orders sporadically with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter.

   We currently have five customers and we expect that substantially all of our revenue will be generated from a limited number of customers.

   The target customers for our products are carriers that operate communications networks. There are only a limited number of potential customers in our target markets. We currently have five customers who have signed agreements to purchase our products. Each of these agreements contains significant obligations, the breach of which could result in termination of the agreement. Qwest Communications Corporation has agreed to purchase $150 million of our products, some of which are currently under development, over a two-year period beginning on the date that the products meet agreed technical requirements. Qwest's purchase obligations are also subject to our products being priced competitively. Although our agreement with Qwest anticipated technical acceptance by December 31, 2001, Qwest's testing of our equipment in its labs is ongoing. Recently Qwest terminated a $110 million purchase order that it had issued to us under this agreement in April 2001. We expect to continue with further testing and product enhancements to meet Qwest's unique specifications for its network. We are currently in discussions with Qwest to modify the terms of the agreement to permit ongoing testing and further product development These discussions are also likely to involve modifications to the agreement regarding network deployment schedules and purchase level obligations. We cannot be certain that we will be able to successfully agree to modified terms, or if we do, whether the new terms will include minimum purchase obligations. If we are able to agree on these modifications, it is likely that the agreement would provide Qwest with the ability to terminate if, among other circumstances, Corvis' products do not meet the new technical requirements. We expect that any new terms will be agreed to by March 31, 2002 and if new terms are not agreed to by that date, it is likely that the agreement will terminate.

   At December 29, 2001, $29.0 million or 86 percent of our trade accounts receivable are due from Williams, with the balance due from Broadwing. Subsequent to the end of fiscal year 2001, Williams has paid us approximately $4 million of the December 29, 2001 accounts receivable as it became due. At December 29, 2001, all amounts due from Williams were current and, based on our historical collections from Williams and all publicly available financial information, we determined that no allowance for uncollectible amounts was necessary. Subsequent to year end, Williams has disclosed certain recent events that may potentially adversely affect its financial condition. Based on these events, in late February 2002, Williams announced that it is considering restructuring options, which may include filing a petition for Chapter 11 bankruptcy protection. If Williams files for bankruptcy protection under chapter 11, we cannot be certain when we will receive these outstanding payments, and if we do, how much will actually be received. In addition, there may be other provisions under bankruptcy laws that would impact our ability to collect these amounts and that may affect some payments that we have already received. Bankruptcy laws may also allow Williams, under certain circumstances, to reject purchase agreement with us. We cannot give any assurances or make any predictions as to whether Williams will file for bankruptcy and what effect that, or any other decisions that they make, will have on our business.

   We expect that in the future substantially all of our revenue will depend on sales of our optical network products to a limited number of potential customers. The rate at which customers purchase products from us will depend, in part, on the increasing demand for bandwidth by carriers' customers. Any failure of carriers to purchase products from us for any reason, including any downturn in their business, may seriously harm our business, financial condition and results of operations.

   We depend on our key personnel to manage our business effectively. If we are unable to retain our key personnel, our business, financial condition and results of operations could be harmed.

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

   We plan to expand the marketing and sales of our products internationally. This expansion will require significant management attention and financial resources to successfully develop international sales and support channels. We have developed a sales and marketing staff outside of the United States. International operations may be subject to certain risks and challenges that could harm our results of operations, including:

  .  difficulties and costs of staffing and managing foreign operations;

  .  longer sales cycles for our products;

  .  reduced protection for intellectual property rights;

  .  difficulty in accounts receivable collection and longer collection periods;

  .  longer sales cycles for our products;

  . compliance with international standards that differ from domestic standards;

  .  political and economic instability;

  .  fluctuations in exchange rates;

  .  changes in regulatory requirements in the communications industry;

  . expenses associated with developing and customizing our products for foreign countries;

  .  tariffs, quotas and other import restrictions on communications products;
     and

  .  potentially adverse tax consequences.

  Risks Related to the Industry

   Our Business Has Been Adversely Affected by Recent Developments in the Communications Industry and the Economy in General.

   For much of the last five years the market for our equipment has been influenced by the entry into the communications services business of a substantial number of new companies. In the United States that was due largely to changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These new companies raised billions of dollars in capital, much of which they invested in new equipment, causing an acceleration in the growth of the market for telecommunications equipment.

   Recently, we have seen a reversal of this trend, including the failure of a large number of the new entrants and a sharp contraction of the availability of capital to the industry. This, in turn, has caused a substantial reduction in demand for telecommunications equipment, including our products.

   This industry trend has been compounded by the slowing not only of the United States economy, but the economies in virtually all of the countries in which we are marketing our products. The combination of these factors has caused customers to become more conservative in their capital investment plans and more uncertain about their future purchases. As a consequence, we are facing a market that is both reduced in absolute size and more difficult to predict and plan for.

   We expect the factors described above to affect our business, for at least several more quarters, if not longer, in several significant ways compared to the recent past:

  . it is likely that our markets will be characterized by reduced capital expenditures by our customers; and

  . our ability to forecast the volume and product mix of our sales will be substantially reduced.

   We are exposed to the credit risk of our customers.

   Industry and economic conditions have weakened the financial position of some of our customers and potential customers. To sell to some of these customers, we may be required to extend favorable payment terms. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, it is possible that we may have to write-down or write-off doubtful accounts. Such write-downs or write-offs, if large, could have a material adverse effect on our operating results and financial condition. We have provided extended credit terms to some of our customers. While we have done only a limited amount of this type of financing in the past, the increasingly competitive environment in which we operate may require us to engage in more competitive financing arrangements. Our ability to recognize revenue from financed sales will depend on the relative financial condition of the specific customer, among other factors. Any change in the financial condition of our customers could have a material adverse effect on our operating results and financial condition.

   The markets for optical networking products are evolving and uncertain and our business will suffer if they do not develop as we expect.

   Most carriers have made substantial investments in their current network infrastructure, and may have announced significant reductions in their capital expenditures. It is uncertain when these reductions in capital expenditures will be reversed. In addition, carriers may elect to remain with current network architectures or to adopt new architectures in limited stages or over extended periods of time. A decision by a customer to purchase our optical networking solutions will involve a significant capital investment. We will need to convince these carriers of the benefits of our solutions for future network deployment. We cannot be certain that a viable market for our products will further develop or be sustainable. If this market does not develop further, or develops more slowly than we expect, our business, financial condition and results of operations would be harmed.

   The markets we serve are highly competitive and we may not be able to achieve or maintain profitability.

   Competition in optical networking markets is intense. These markets have historically been dominated by large companies, such as Alcatel, Cisco, Lucent, NEC and Nortel. We may face competition from other large communications equipment companies that are currently in or that may enter our market. In addition, a number of private companies have announced plans for new all-optical products to address the same network needs that our products address. Due to several factors including the lengthy sales cycle, testing and deployment process and manufacturing constraints associated with large-scale deployments of our products, we may lose any advantage that we might have by being an early provider of all-optical network products prior to achieving market penetration. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and sales and marketing resources than we do and may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more vendor financing than we can. Moreover, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that compete with our products or render our products obsolete. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter our markets, further intensifying competition.

   In order to compete effectively, we must deliver products that:

  .  provide high reliability;

  .  provide an overall cost-effective solution for carriers;

  .  reduce operating costs;

  .  increase network capability easily and efficiently with minimal disruption;

  .  operate with existing equipment and network designs;

  . reduce the complexity of the network in which they are installed by decreasing the amount of equipment required; and

  .  provide effective network management.

   In addition, we believe that a knowledge of the infrastructure requirements applicable to carriers, experience in working with carriers to develop new services for their customers, and an ability to provide vendor financing are important competitive factors in our market. We have limited knowledge of carriers' infrastructure requirements and limited experience in working with carriers to develop new services. We currently provide only a limited vendor-sponsored financing program. Many of our competitors, however, are able to offer more complete financing programs, which may influence prospective customers to purchase from our competitors rather than from us.

   If we are unable to compete successfully against our current and future competitors, we may have difficulty obtaining customers, and could experience price reductions, order cancellations, increased expenses and reduced gross margins, any one of which would harm our business, financial condition and results of operations.

   The communications industry is subject to government regulations that could harm our business.

   The Federal Communications Commission, or FCC, has jurisdiction over the entire communications industry and, as a result, our products and our customers' products are subject to FCC rules and regulations. Current and future FCC rules and regulations affecting communications services, our products or our customers' businesses or products could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international carriers in the future. Delays caused by our compliance with regulatory requirements could result in postponements or cancellations of product orders, which would harm our business, results of operations and financial condition. Further, we cannot be sure that we will be successful in obtaining or maintaining any regulatory approvals that may, in the future, be required to operate our business.

  Risks Related to Product Manufacturing

   We have limited manufacturing experience and unproven manufacturing capabilities. If we are unable to adjust our manufacturing capacity in a timely manner or if we do not accurately project demand, we may not achieve or maintain profitability.

   Our future operating results will depend on our ability to develop and manufacture our products cost-effectively. To do so, we will have to develop manufacturing processes that will allow us to produce sufficient quantities of products at competitive prices. We have limited manufacturing experience and have only used our current facilities for limited quantities of commercial products. Due to the complexities of the optical product manufacturing process, we may not be able to supplement our internal manufacturing capability by outsourcing manufacturing of our products to meet demand.

   If we are unable to adjust our manufacturing capacity in a timely manner or if we do not accurately project demand, we will have insufficient capacity or excess capacity, either of which will seriously harm our business. There are numerous risks associated with adjusting manufacturing capabilities, including the following:

  . the inability to purchase and install the necessary manufacturing equipment;

  .  the scarcity and cost of manufacturing personnel;

  .  difficulties in achieving adequate yields from new manufacturing lines; and

  .  the scarcity and cost of certain components.

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

   We depend on sole source and limited source suppliers for several key components. If we are unable to obtain these components on a timely basis, we will be unable to meet our customers' product delivery requirements, which would harm our business.

   We currently purchase several key components from single or limited sources. From time to time, there have been industry-wide shortages of some optical components. If any of our sole or limited source suppliers experiences capacity constraints, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule. Our suppliers may enter into exclusive arrangements with our competitors, be acquired by our competitors, stop selling their products or components to us at commercially reasonable prices, refuse to sell their products or components to us at any price or be unable to obtain or have difficulty obtaining components for their products from their suppliers, and we may be unable to develop alternative sources for the components.

   Even if alternate suppliers are available, identifying them is often difficult and time consuming. We have key components that are available from only one qualified supplier. The process of qualifying vendors can take a significant amount of time and is not always successful. If we do not qualify multiple vendors or receive critical components in a timely manner, we will be unable to manufacture our products in a timely manner and would, therefore, be unable to meet customers' product delivery requirements. Any failure to meet a customer's delivery requirements could harm our reputation and decrease our sales, which would harm our business, financial condition and results of operations.

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

  Risks Related to Our Products

   Because optical networking products are complex and are deployed in complex environments, our products may have defects that we discover only after full deployment, which could seriously harm our business.

   Optical products are complex and are designed to be deployed in large quantities across complex networks. Because of the nature of the products, they can only be fully tested when completely deployed in large networks with high amounts of traffic. Our customers may discover errors or defects in the hardware or the software, or our products may not operate as expected, after they have been fully deployed. If we are unable to fix defects or other problems that may be identified in full deployment, we would experience:

  .  loss of, or delay in, revenue and loss of market share;

  .  loss of existing customers;

  .  failure to attract new customers or achieve market acceptance;

  .  diversion of development resources;

  .  increased service and warranty costs;

  .  legal actions by our customers; and

  .  increased insurance costs.

   The occurrence of any of these problems would seriously harm our business, financial condition and results of operations. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers or could negatively affect market acceptance for our products. Our customers could also seek damages for losses from us, which, if the customers were successful, would seriously harm our business, financial condition and results of operations. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly and would put a strain on our management and resources.

   Our business will suffer if we do not respond rapidly to technological changes.

   The market for network communications equipment is characterized by rapid technological change, frequent new product introductions and changes in customer requirements. We may not be able to respond quickly or effectively to these developments. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The constant introduction of new products by competitors, market acceptance of products based on new or alternative technologies or the emergence of new industry standards has led to significant inventory write-downs and could render our existing or future products obsolete, which may harm our business, financial condition and results of operations.

   In developing our products, we have made, and will continue to make, assumptions about the industry standards that may be adopted by our competitors and potential customers. If the standards adopted are different from those that we have chosen to support, market acceptance of our products may be significantly reduced or delayed and our business will be seriously harmed. In addition, the introduction of products incorporating new technologies and the emergence of new industry standards could render our existing products obsolete. In order to introduce products incorporating new technologies and new industry standards, we must be able to gain access to the latest technologies of our suppliers, other network vendors and our potential customers. Any failure to gain access to the latest technologies may seriously harm our business, financial condition and results of operations.

   Our business will suffer if our current and future products do not meet specific customer requirements.

   Customers may require product features and capabilities that our products do not have. To achieve market acceptance for our products, we must anticipate and adapt to customer requirements and offer products and services that meet customer demands. Our failure to develop products or offer services that satisfy customer requirements may seriously harm our business, financial condition and results of operations.

   We intend to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older to newer products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to effectively manage this transition may harm our business, financial condition and results of operations.

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

   On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. We are currently in the pre-trial phase of the litigation and a trial date had originally been set for April 1, 2002; however, it has recently been postponed by the court. We intend to defend ourselves vigorously against these claims. An adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by us, or could include terms in addition to payments, such as an injunction, preventing us from selling some of our products until we are able to implement a non-infringing design to any portion of our products to which such determination applied. An adverse determination could have a material adverse effect on our business, financial condition and results of operations. If we are required to redesign our products, we may have to stop selling our current products until they have been redesigned. We believe that defense of the lawsuit may be costly and may divert the time and attention of some members of our management.

   We or our customers may be a party to additional litigation in the future to protect our intellectual property or to respond to allegations that we infringe others' intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers against the alleged infringement. If we are unsuccessful in any intellectual property litigation, we could be subject to significant liability for damages and loss of our proprietary rights. Intellectual property litigation, regardless of its success, would likely be time consuming and expensive to resolve and would divert management time and attention. In addition, we could be forced to do one or more of the following:

  . stop selling, incorporating or using products that include the challenged intellectual property;

  . obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

  . redesign those products that use the technology, which may be time-consuming or impossible.

   If we are forced to take any of these actions, our business may be seriously harmed.

   If necessary licenses of third-party technology are not available to us or are very expensive, our business would be seriously harmed.

   We currently license technology, and from time to time we may be required to license additional technology, from third parties to sell or develop our products and product enhancements. Our existing and future third-party licenses may not be available to us on commercially reasonable terms, if at all. Our inability to maintain or obtain any third-party license required to sell or develop our products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously harm our business, financial condition and results of operations.

  Risks Related to the Development of Our Business

   Our products and services require a sophisticated sales effort targeted at a limited number of key individuals within our prospective customers' organizations.

   Our success will depend, in part, on our ability to develop and manage these relationships. This effort requires specialized sales personnel as well as experienced sales engineers. Competition for these individuals is intense because there are a limited number of people available with the necessary business background and understanding of our market. When we hire them or contract for these personnel, they may require extensive training in our network products. We might not be able to hire the kind and number of sales personnel and sales engineers required for us to be successful. If we are unable to adjust our sales, customer service and support operations, we may not be able to effectively market our products, which may prevent us from achieving and maintaining profitability.

   We have previously offered warrants to purchase our common stock to three of our customers. We may be unable to attract new customers unless we continue to offer similar equity arrangements.

   Two of our customers purchased an equity interest in us, and a third customer holds a warrant to purchase our common stock. Although these customers purchased the equity interests at fair value and the warrant has an exercise price equal to the fair value on the date of grant, the opportunity to invest in us provided these customers with an additional incentive to purchase our products. We may be unable to attract new customers, unless we offer equity to them. It is not our intention to offer equity to customers in the future.

   Our business will suffer if we fail to properly manage our size and continually improve our internal controls and systems.

   We continue to adjust the scope of our operations, as well as our in-house manufacturing and customer support capabilities, develop new distribution channels and fund research and development. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. In order to manage our size properly, we must:

  .  retain existing personnel;

  . hire, train, manage and retain additional qualified personnel, including engineers and research and development personnel;

  .  manage our manufacturing operations, controls and reporting systems;

  . effectively manage multiple relationships with our customers, suppliers and other third parties; and

  . implement additional operational controls, reporting and financial systems and procedures.

   Failure to do any of the above in an efficient and timely manner could seriously harm our business, financial condition and results of operations.

   If we become subject to unfair hiring claims we could incur substantial costs in defending ourselves or management's attention could be diverted away from our operations.

   Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We have received claims of this kind in the past, and we may receive claims of this kind in the future as we seek to hire qualified personnel or that those claims will not result in material litigation. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of the claims. In addition, defending ourselves from such claims could divert the attention of management away from our operations.

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

   The development, marketing and sales of new products is expected to require a significant commitment of resources. We may incur significant operating losses or expend significant amounts of capital if:

  .  the market for our products develops more slowly than anticipated;

  .  we fail to establish market share or generate revenue;

  .  our capital expenditure forecasts change or prove inaccurate; and

  . we need to respond to unforeseen challenges or take advantage of unanticipated opportunities.

   As a result, we may need to raise additional capital. To the extent that we raise additional capital through the sale of equity or debt securities, the issuance of such securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development and marketing and sales efforts, which would harm our business, financial condition and results of operations.

  Risks Related to the Dorsal Acquisition.

   We may not realize any benefits from the merger.

   Although there can be no assurance that the merger will be completed, we and Dorsal entered into the merger agreement with the expectation that the merger will result in benefits to each company, including:

  .  significantly broadening our addressable market opportunities;

  . positioning us as one of the few end-to-end vendors of next-generation terrestrial and undersea optical networking solutions;

  .  accelerating sales to global carriers;

  . leveraging the two companies' complementary technologies and enhancing their competitive strengths;

  . leveraging both companies' sales and marketing resources to provide opportunities to increase market penetration and revenue growth;

  .  realizing cost savings in operations and new product development;

  . addressing an attractive market opportunity in light of the current competitive landscape and compared to other areas of potential acquisition for us in the terrestrial space;

  . expanding new product development opportunities through the integration of existing products and services;

  . having greater capacity to respond to competition, market demands and technological change; and

  .  increasing management breadth and depth.

   Achieving the benefits of the merger will depend in part on the successful integration of our and Dorsal's operations and personnel in a timely and efficient manner. Integrating Corvis and Dorsal will be a complex and time-consuming process. Employees and management of each of Corvis and Dorsal have played a key role in creating each company. The successful integration of these two companies will alter prior relationships and may affect productivity. In addition, the merger is likely to divert the attention of management of each company and could negatively affect the combined company's ability to operate and retain key employees after the merger. We cannot assure you that the operations of the companies can be successfully integrated or that any of the anticipated benefits will be realized, and the failure to do so could have a material adverse effect on our business and common stock price.

   If we and Dorsal cannot quickly and efficiently make our technology, products and services operate together, many of the potential benefits of the merger may not be realized.

   We intend to make Dorsal's technology, products and services operate together with our own products and services, as well as to offer Dorsal's technology, products and services separately. We cannot assure you that we will be able to do so quickly and effectively. In order to obtain the benefits of the merger, we must make Dorsal's technology, products and services operate together with our technology, products and services. We may be required to spend additional time and money on integration, which would otherwise be spent on developing our own products and services. If we do not integrate the technology effectively or if our management spends too much time on integration issues, it could harm the combined company's business, financial condition and results of operations.

   Merger related accounting charges may delay and reduce our profitability.

   We will account for the merger under the "purchase" method of accounting. Under the purchase method, the purchase price of Dorsal will be allocated to identifiable assets and liabilities acquired from Dorsal with any excess being treated as goodwill. As a result, we will incur accounting charges from the merger that may delay our profitability. These charges are currently preliminarily estimated to include an in-process research and development charge of approximately $33.5 million to be expensed in the period in which the merger is consummated. In addition, the merger will generate certain intangible assets of approximately $30.5 million which will be amortized over varying periods and estimated goodwill and other intangible assets with indefinite lives of approximately $8.2 million, which will be subject to periodic impairment tests and could result in potential write-down charges in future periods. These estimates may change based on a final independent valuation.

   The market price of our common stock may decline as a result of the merger.

   The market price of our common stock may decline as a result of the merger if:

  . the integration of Corvis and Dorsal is unsuccessful or takes longer than expected;

  . the perceived benefits of the merger are not achieved as rapidly or to the extent anticipated by financial analysts or investors;

  . the effect of the merger on our financial results is not consistent with the expectations of financial analysts or investors; or

  .  dilution from the stock issued for the merger.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. We maintain instruments subject to interest rate and foreign currency exchange rate risk. We categorize all of our market risk sensitive instruments as non-trading or other instruments.

Interest Rate Sensitivity

   We maintain a portfolio of cash equivalents in a variety of securities including: commercial paper, certificates of deposit, money market funds and government and non-government debt securities. Substantially all amounts are in money market funds as well as high grade, short-term commercial paper and certificates of deposit, the value of which is generally not subject to interest rate changes. We believe that a 10% increase or decline in interest rates would not be material to our investment income or cash flows. Our long-term debt obligations bear fixed interest rates. As such, we have minimal cash flow exposure due to general interest rate changes associated with our long-term debt obligations.

Foreign Rate Sensitivity

   We primarily operate in the United States; however, we have expanded operations to include research and development and sales offices in various European countries. As a result, we may have sales in foreign currencies exposing us to foreign currency rate fluctuations. For the fiscal year ended December 29, 2001, we recorded no sales in a foreign currency. We are exposed to the impact of foreign currency changes, associated with the Euro, for our European subsidiaries, financial instruments, which are limited to cash and cash equivalents. It is the policy of management to fund foreign operations on a monthly basis, thus minimizing average cash and overnight investments in the Euro. At December 29, 2002, our European subsidiaries maintained cash and cash equivalents of approximately (Euro)1.8 million. We believe that a 10% increase or decline in the Euro exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

Item 8.  Financial Statements and Supplementary Data.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Corvis Corporation and subsidiaries:

   We have audited the accompanying consolidated balance sheets of Corvis Corporation and subsidiaries as of December 30, 2000 and December 29, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended January 1, 2000, December 30, 2000 and December 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corvis Corporation and subsidiaries as of December 30, 2000 and December 29, 2001, and the results of their operations and their cash flows for the years ended January 1, 2000, December 30, 2000 and December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/  KPMG LLP

McLean, Virginia
January 29, 2002, except as to
  Note 14 which is as of
  February 25, 2002

                              CORVIS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                                                                 December 30, December 29,
                                                                                     2000         2001
                                                                                 ------------ ------------
                                    ASSETS
                                    ------
Current assets:
   Cash and cash equivalents....................................................  $1,024,758  $   638,872
   Short-term investments.......................................................          --       21,907
   Trade accounts receivable....................................................      16,085       33,676
   Inventory, net...............................................................     219,414       96,426
   Other current assets.........................................................      26,802       17,486
                                                                                  ----------  -----------
       Total current assets.....................................................   1,287,059      808,367
Restricted cash, long-term......................................................      46,292        2,417
Property and equipment, net.....................................................     106,681      134,393
Goodwill and other intangible assets, net.......................................     929,204       21,429
Other long-term assets, net.....................................................      12,600       12,219
                                                                                  ----------  -----------
       Total assets.............................................................  $2,381,836  $   978,825
                                                                                  ==========  ===========

            LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
            ------------------------------------------------------
Current liabilities:
   Notes payable, current portion...............................................  $    1,438  $       126
   Capital lease obligations, current portion...................................       1,841        6,796
   Accounts payable.............................................................      90,995       14,488
   Accrued expenses.............................................................      20,745       36,402
   Provision for restructuring charge...........................................          --       24,050
                                                                                  ----------  -----------
       Total current liabilities................................................     115,019       81,862
Noncurrent liabilities:
   Notes payable, net of current portion........................................      44,529        2,959
   Capital lease obligations, net of current portion............................       1,380        1,743
   Other long-term liabilities..................................................       4,315        3,408
                                                                                  ----------  -----------
       Total liabilities........................................................     165,243       89,972
Commitments and contingencies
Redeemable stock................................................................      30,000           --
Stockholders' equity:
   Preferred stock--$0.01 par value; 200,000,000 shares authorized; zero shares
     issued and outstanding as of December 30, 2000 and December 29, 2001.......          --           --
   Common stock--$0.01 par value; 1,900,000,000 shares authorized;
     348,039,489 shares and 362,687,909 shares issued and outstanding as of
     December 30, 2000 and December 29, 2001, respectively......................       3,478        3,621
   Additional paid-in capital...................................................   2,497,773    2,648,955
   Accumulated other comprehensive income (loss):
     Foreign currency translation...............................................      60,176      (10,796)
   Accumulated deficit..........................................................    (374,834)  (1,752,927)
                                                                                  ----------  -----------
       Total stockholders' equity...............................................   2,186,593      888,853
                                                                                  ----------  -----------
       Total liabilities, redeemable stock and stockholders' equity.............  $2,381,836  $   978,825
                                                                                  ==========  ===========

         See accompanying notes to consolidated financial statements.

                              CORVIS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in thousands, except per share amounts)

                                                                               Year Ended
                                                                  -----------------------------------
                                                                  January 1, December 30, December 29,
                                                                     2000        2000         2001
                                                                  ---------- ------------ ------------
Revenue..........................................................  $     --   $  68,898   $   188,450
Costs of revenue
   Product sales.................................................        --      42,943       116,952
   Inventory write-downs, contract losses and other..............        --          --       216,535
                                                                   --------   ---------   -----------
Gross profit (loss)..............................................        --      25,955      (145,037)
Operating expenses:
   Research and development, exclusive of equity-based expense...    41,565      88,874       149,882
   Sales and marketing, exclusive of equity-based expense........     3,422      30,871        56,002
   General and administrative, exclusive of equity-based expense.    18,993      31,127        34,344
Equity-based expense:
   Research and development......................................       126      28,050        45,409
   Sales and marketing...........................................     4,845      52,417        17,756
   General and administrative....................................        --      17,891        35,642
Amortization of intangible assets................................       173      46,746       125,940
Purchased in-process research and development....................        --      42,230            --
Restructuring, impairment and other charges......................        --          --       789,242
                                                                   --------   ---------   -----------
       Total operating expenses..................................    69,124     338,206     1,254,217
                                                                   --------   ---------   -----------
       Operating loss............................................   (69,124)   (312,251)   (1,399,254)
Interest income (expense), net...................................    (2,146)     28,640        21,161
                                                                   --------   ---------   -----------
       Net loss..................................................   (71,270)   (283,611)   (1,378,093)
Other comprehensive income (loss):
   Foreign exchange adjustment...................................        --      60,176       (70,972)
                                                                   --------   ---------   -----------
Comprehensive loss...............................................  $(71,270)  $(223,435)  $(1,449,065)
                                                                   ========   =========   ===========
Basic and diluted net loss per common share......................  $  (2.33)  $   (1.80)  $     (3.94)
Weighted average number of common shares outstanding.............    30,599     157,349       349,652


         See accompanying notes to consolidated financial statements.

                              CORVIS CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            (Dollars in thousands)

                                                   Convertible
                                                 Preferred Stock
                                               ------------------                                              Accumulated
                                                   All Series         Common Stock    Additional  Stockholder     Other
                                               ------------------  ------------------  Paid-in       Note     Comprehensive
                                                 Shares     Amount   Shares    Amount  Capital    Receivable  Income (Loss)
                                               -----------  ------ ----------- ------ ----------  ----------- -------------
Balance at December 31, 1998..................   7,878,955  $  78   23,946,012 $  237 $   16,671    $    --     $     --
Private Placement--Series C preferred stock...   3,075,736     31           --     --     28,103         --           --
Private Placement--Series D preferred stock...     211,928      2           --     --      1,936         --           --
Private Placement--Series F preferred stock...   1,898,406     19           --     --     46,017         --           --
Private Placement--Series G preferred stock...     292,825      3           --     --      9,997         --           --
Private Placement--Series H preferred stock...   2,685,954     27           --     --    216,273         --           --
Exercise of stock options and warrants........      44,382      1   37,168,008    372      2,604     (1,224)          --
Issuance of warrants..........................          --     --           --     --      9,576         --           --
Equity-based expense..........................          --     --           --     --        126         --           --
Net loss......................................          --     --           --     --         --         --           --
                                               -----------  -----  ----------- ------ ----------    -------     --------
Balance at January 1, 2000....................  16,088,186    161   61,114,020    609    331,303     (1,224)          --
Exercise of stock options and warrants........     352,576      4    6,111,073     61     47,244         --           --
Private Placement--Series H preferred stock...     496,710      5           --     --     40,000         --           --
Acquisition of Algety Telecom S.A.............   1,301,822     13   11,385,358    114    916,942         --           --
Initial public offering and concurrent private
 placement, net...............................          --     --   31,902,778    319  1,066,118         --           --
Equity-based expense..........................     213,633      2           --     --     98,356         --           --
Conversion of preferred stock................. (18,452,927)  (185) 237,526,260  2,375     (2,190)        --           --
Collection of shareholder note................          --     --           --     --         --      1,224           --
Foreign exchange adjustment...................          --     --           --     --         --         --       60,176
Net loss......................................          --     --           --     --         --         --           --
                                               -----------  -----  ----------- ------ ----------    -------     --------
Balance at December 30, 2000..................          --     --  348,039,489  3,478  2,497,773         --       60,176
Exercise of stock options and warrants........          --     --   14,648,420    143      5,950         --           --
Equity-based expense..........................          --     --           --     --    115,232         --           --
Expiration of put right.......................          --     --           --     --     30,000         --           --
Foreign exchange adjustment...................          --     --           --     --         --         --      (70,972)
Net loss......................................          --     --           --     --         --         --           --
                                               -----------  -----  ----------- ------ ----------    -------     --------
Balance at December 29, 2001..................          --  $  --  362,687,909 $3,621 $2,648,955    $    --     $(10,796)
                                               ===========  =====  =========== ====== ==========    =======     ========



                                                                Total
                                               Accumulated  Stockholders'
                                                 Deficit       Equity
                                               -----------  -------------
Balance at December 31, 1998.................. $   (19,953)  $    (2,967)
Private Placement--Series C preferred stock...          --        28,134
Private Placement--Series D preferred stock...          --         1,938
Private Placement--Series F preferred stock...          --        46,036
Private Placement--Series G preferred stock...          --        10,000
Private Placement--Series H preferred stock...          --       216,300
Exercise of stock options and warrants........          --         1,753
Issuance of warrants..........................          --         9,576
Equity-based expense..........................          --           126
Net loss......................................     (71,270)      (71,270)
                                               -----------   -----------
Balance at January 1, 2000....................     (91,223)      239,626
Exercise of stock options and warrants........          --        47,309
Private Placement--Series H preferred stock...          --        40,005
Acquisition of Algety Telecom S.A.............          --       917,069
Initial public offering and concurrent private
 placement, net...............................          --     1,066,437
Equity-based expense..........................          --        98,358
Conversion of preferred stock.................          --            --
Collection of shareholder note................          --         1,224
Foreign exchange adjustment...................          --        60,176
Net loss......................................    (283,611)     (283,611)
                                               -----------   -----------
Balance at December 30, 2000..................    (374,834)    2,186,593
Exercise of stock options and warrants........          --         6,093
Equity-based expense..........................          --       115,232
Expiration of put right.......................          --        30,000
Foreign exchange adjustment...................          --       (70,972)
Net loss......................................  (1,378,093)   (1,378,093)
                                               -----------   -----------
Balance at December 29, 2001.................. $(1,752,927)  $   888,853
                                               ===========   ===========

         See accompanying notes to consolidated financial statements.

                              CORVIS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                                Year Ended
                                                                                   -----------------------------------
                                                                                   January 1, December 30, December 29,
                                                                                      2000        2000         2001
                                                                                   ---------- ------------ ------------
Cash flows used in operating activities:
    Net loss......................................................................  $(71,270)  $ (283,611) $(1,378,093)
    Adjustments to reconcile net loss to net cash used in operating activities:...
     Depreciation and amortization................................................     4,937       54,301      154,965
     Equity-based expense.........................................................     4,971       98,358       98,807
     Purchased in process research and development................................        --       42,230           --
     Non-cash restructuring, goodwill impairment, inventory write-downs and
      other charges...............................................................        --           --      942,653
     Asset impairment and other non-cash expenses.................................        --           --       12,301
     Changes in operating assets and liabilities:.................................
       Increase in accounts receivable............................................        --      (16,085)     (17,591)
       Increase in inventory, net.................................................   (15,869)    (195,384)     (35,154)
       Decrease (increase) in other current assets................................    (1,465)     (24,926)       9,316
       Increase in other long-term assets.........................................        --           --       (5,005)
       Increase (decrease) in accounts payable....................................     4,737       79,725      (76,507)
       Increase in other accrued expenses.........................................     2,207       14,591       38,791
                                                                                    --------   ----------  -----------
          Net cash used in operating activities...................................   (71,752)    (230,801)    (255,517)
                                                                                    --------   ----------  -----------
Cash flows used in investing activities:
    Purchase of property and equipment............................................   (14,180)     (90,659)     (97,702)
    Cash acquired in business combination.........................................        37       22,496           --
    Minority equity investments...................................................        --       (4,199)     (11,891)
    Purchase of investments.......................................................        --           --      (21,907)
    Decrease in deposits and other long-term assets...............................       167           --           --
                                                                                    --------   ----------  -----------
          Net cash used in investing activities...................................   (13,976)     (72,362)    (131,500)
                                                                                    --------   ----------  -----------
Cash flows from financing activities:
    Decrease (increase) in restricted cash........................................   (17,103)     (29,189)      43,875
    Proceeds from issuance of note payable........................................    49,091       43,500           --
    Proceeds from stockholder note payable........................................     8,347           --           --
    Proceeds from equity offerings................................................   290,470    1,071,443           --
    Proceeds from stock options and warrants exercised............................     1,752       47,309        6,092
    Proceeds from repayment of shareholder note...................................        --        1,224           --
    Payment of notes payable and capital lease obligations........................    (6,272)     (49,958)     (48,484)
                                                                                    --------   ----------  -----------
          Net cash provided by financing activities...............................   326,285    1,084,329        1,483
                                                                                    --------   ----------  -----------
          Cash effect of foreign exchange adjustment..............................        --       (1,004)        (352)
                                                                                    --------   ----------  -----------
          Net increase (decrease) in cash and cash equivalents....................   240,557      780,161     (385,886)
Cash and cash equivalents--beginning..............................................     4,040      244,597    1,024,758
                                                                                    --------   ----------  -----------
Cash and cash equivalents--ending.................................................  $244,597   $1,024,758  $   638,872
                                                                                    ========   ==========  ===========
Supplemental disclosure of cash flow information:
    Interest paid.................................................................  $    564   $    7,220  $     3,831
Supplemental disclosure of noncash activities:
    Financed leasehold improvements...............................................  $  3,164   $    2,105  $    10,919
    Obligations under capital lease...............................................     3,000           --           --
    Issuance of warrants under capital lease obligation...........................        94           --           --
    Receipt of warrants in association with purchase commitment...................        --           --        2,361
    Conversion of stockholder note payable........................................    10,000           --           --
    Stockholder note received for exercise of stock options.......................     1,224           --           --
    Purchase business combinations consideration paid with preferred and
     common stock.................................................................     1,888      947,069           --
    Issuance of stock for intellectual property...................................        --       35,000           --
                                                                                    ========   ==========  ===========

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

  (b) Cash and Cash Equivalents

   The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash in banks and investments in overnight repurchase agreements, certificates of deposit, money market funds and government and non-government debt securities. As of December 30, 2000 and December 29, 2001, investments in overnight repurchase agreements totaled $0.8 million and $4.9 million, respectively, and investments in commercial paper totaled $1,011.5 million and $632.2 million, respectively. The Company considers these investments as available-for-sale. As such, the securities are stated at their fair market value and unrealized gains and losses, net of related tax effect, on these securities are recognized as a component of other comprehensive income
(loss). As of December 30, 2000 and December 29, 2001, the fair value of these marketable securities approximated the carrying value.

   As of December 29, 2001, restricted cash of $2.4 million is supporting outstanding letters of credit.

   As of December 30, 2000, restricted cash of $46.3 million is comprised of approximately $2.8 million supporting outstanding letters of credit and $43.5 million is pledged as collateral under the terms of a long-term note, which was repaid in 2001.

  (c) Short-term Investment Securities

   Short-term investment securities at December 29, 2001 consist of U.S. corporate obligations. The Company classifies these securities as available-for-sale securities. Available-for-sale securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, on these securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on specific identification basis.

   A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

                              CORVIS CORPORATION

   At December 29, 2001, all of the Company's available-for-sale securities were made up of U.S. corporate securities and are contractually due in one year or less. Amortized cost approximates fair value at December 29, 2001. Expected maturities may differ from contractual maturities because the issuer of the securities may have the right to repay obligations without prepayment penalties.

  (d) Strategic Equity Investments

   During 2000 and 2001, the Company made strategic equity investments in certain startup companies for a total of $4.2 million and $11.9 million, respectively. During 2001, the Company recorded charges totaling $12.3 million associated with the permanent impairment of these investments resulting from the impact of economic conditions on certain of these investees. Because the Company does not have significant influence over any one of these entities, the Company accounts for these investments using the cost method.

  (e) Revenue and Cost of Revenue

   Revenue from product sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved.

   Revenue from installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each installation contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

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

  (f) Inventory

   Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company records a provision for excess and obsolete inventory whenever such an impairment has been identified.

  (g) Property and Equipment

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

                              CORVIS CORPORATION

  (h) Goodwill and Other Intangible Assets

   The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase business combinations. Goodwill is being amortized using the straight-line method over five years.

  (i) Recovery of Long-lived Assets

   The Company's policy is to review its long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recognizes an impairment loss when the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. The measurement of the impairment losses to be recognized is based upon the difference between the fair value, using discounted cash flows, using a discount rate considering the Company's cost of capital and the commensurate risks associated with the projected cash flows, and the carrying amount of the asset.

  (j) Research and Development

   Research and development costs are expensed as incurred.

  (k) Income Taxes

   The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (l) Foreign Currency Translation

   The assets and liabilities of the Company's self-contained foreign operations for which the functional currency is the local currency are generally translated into U.S. dollars at current exchange rates and revenue and expenses are translated using average exchange rates for the period. Resulting translation adjustments are reflected as a component of other comprehensive income (loss).

  (m) Earnings (Loss) Per Common Share

   The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share give effect to all potentially dilutive common securities. Potentially dilutive securities include convertible preferred stock (prior to the Company's initial public offering), stock options and warrants.

  (n) Uses of Estimates

   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the

                              CORVIS CORPORATION
consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  (o) Stock Options and Warrants

   The Company accounts for its stock options in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair market value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) disclosures for employee stock options granted as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25, as interpreted by FIN 44, and provide the pro forma disclosures of SFAS No. 123. Stock options and warrants granted to other than employees are recognized at fair value.

  (p) Reclassifications

   Certain reclassifications have been made in the January 1, 2000 and December 30, 2000 consolidated financial statements to conform to the December 29, 2001 presentation. Such reclassifications had no effect on net loss or total stockholders' equity.

(2)  Inventory write-downs, Restructuring and Other Charges

   During 2001, unfavorable economic conditions have resulted in reduced capital expenditures by telecommunications service providers. In response to these conditions, the Company implemented in the second and fourth quarters of 2001 restructuring plans, approved by the Company's Board of Directors, designed to decrease the Company's operating expenses and to align resources for long-term growth opportunities. These plans included the closure of our Canadian operations. Additionally, the Company evaluated the recoverability of the carrying value of its long-lived assets in light of the new economic environment and the loss of key customer and projected sales. As a result of these initiatives, the Company recorded the following restructuring and other charges during 2001:



                          Costs of
                          Revenue                                                           Interest
                      ----------------                                                     Income and
                      Special Charges,          Restructuring and Other Charges              Other
                         Inventory     ------------------------------------------------  --------------
                        Write-Down,                                            Total
                      Contract Losses                          Write-down  Restructuring
                        and Purchase   Workforce   Facility    of Impaired   and Other     Impairment
                        Commitments    Reduction Consolidation  Goodwill      Charges    of Investments   Total
                      ---------------- --------- ------------- ----------- ------------- -------------- ----------
2001 Restructuring
 and Other
 Charges:
 Second quarter......    $  99,166     $  9,409    $  9,031     $ 588,295    $ 606,735      $  8,682    $  714,583
 Third quarter.......           --          603          28            --          631            --           631
 Third quarter
  change in
  estimate...........           --         (500)         --            --         (500)           --          (500)
 Fourth quarter......      117,369       15,017      44,131       123,228      182,376         3,619       303,364
                         ---------     --------    --------     ---------    ---------      --------    ----------
   Total
    restructuring
    charge...........      216,535       24,529      53,190       711,523      789,242        12,301     1,018,078
 Cash payments.......      (27,187)      (6,952)     (4,935)           --      (11,887)           --       (39,074)
 Non-cash
  expenses...........     (174,035)     (16,431)    (40,664)     (711,523)    (768,618)      (12,301)     (954,954)
                         ---------     --------    --------     ---------    ---------      --------    ----------
   Restructuring
    liability as of
    December 29,
    2001.............    $  15,313     $  1,146    $  7,591     $      --    $   8,737      $     --    $   24,050
                         =========     ========    ========     =========    =========      ========    ==========

                              CORVIS CORPORATION

  (a) Cost of Revenue; Special Charges

   The restructuring plans, approved by the Company's Board of Directors during the second and fourth quarters of 2001, included discontinuance of certain product lines and reduction of planned production levels that resulted in total charges of approximately $216.5 million, which have been classified as a component of costs of revenues. These charges include approximately $174.0 million associated with the write-down of excess inventory and $42.5 million in incremental costs associated with the cancellation of certain open purchase commitments, which are expected to be paid in 2002.

  (b) Workforce Reduction

   The Company's restructuring plans also included workforce reduction programs that resulted in the reduction of approximately 650 employees or a 50% decrease from the Company's North American employee base at December 30, 2000. As a result, the Company recorded total restructuring charges of approximately $24.5 million in the second, third and fourth quarters of 2001 of which approximately $24.4 million was associated with termination plans within the United States and $0.6 million recorded in the third quarter associated with termination plans in the Company's Canadian operations, net of approximately $0.5 million of reductions in estimates for second quarter restructuring charges. Restructuring charges recorded during the year ended December 29, 2001 consisted of $8.1 million for severance and benefits and $16.4 million for equity-based compensation.

  (c) Facility Consolidation and Idle Equipment

   To reduce costs and improve productivity, the restructuring plans approved in the second, third and fourth quarters of 2001 included the consolidation of excess facilities and equipment. Total losses on excess facility exit plans include $53.2 million in incremental lease exit costs and write-off of idle equipment. Consolidation of facilities is expected to be completed in early 2002.

  (d) Impairment of Goodwill and Other Assets

   When events and circumstances warrant a review, management evaluates the carrying value of long-lived assets to be held and used in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment and for Long-Lived Assets to be Disposed Of." In the second quarter, unfavorable economic conditions resulted in a reduction in capital expenditures by telecommunications service providers. In light of the business environment and uncertain telecommunications spending, during the second and fourth quarters Corvis evaluated its long-lived assets in accordance with SFAS No. 121 and determined that the carrying value exceeded the estimated fair value of goodwill recorded in association with the acquisition of Algety Telecom S.A., resulting in a total impairment charge of approximately $711.5 million. In addition in the second and fourth quarters, the Company recorded an impairment charge of approximately $12.3 million associated with the write-down of certain investments carried at cost, resulting from the impact of economic conditions on the investees.

                              CORVIS CORPORATION

(3)  Inventory

   Inventories are comprised of the following (in thousands):

                                                     December 30, December 29,
                                                         2000         2001
                                                     ------------ ------------
  Raw materials.....................................   $131,983    $ 197,549
  Work-in-process...................................     50,161       17,037
  Finished goods....................................     51,119       52,268
                                                       --------    ---------
                                                        233,263      266,854
  Less reserve for excess inventory and obsolescence    (13,849)    (170,428)
                                                       --------    ---------
     Inventory, net.................................   $219,414    $  96,426
                                                       ========    =========

(4)  Property and Equipment

   Property and equipment consist of the following (in thousands):

                                                     December 30, December 29,
                                                         2000         2001
                                                     ------------ ------------
  Test and manufacturing equipment..................   $ 78,855     $136,828
  Furniture, fixtures and internal network equipment     20,209       25,049
  Leasehold improvements............................     23,650       26,333
                                                       --------     --------
     Total..........................................    122,714      188,210
  Less accumulated depreciation and amortization....    (16,033)     (53,817)
                                                       --------     --------
     Property and equipment, net....................   $106,681     $134,393
                                                       ========     ========

(5)  Notes Payable

   A summary of notes payable as of December 30, 2000 and December 29, 2001 is as follows (in thousands):

                                                December 30, December 29,
                                                    2000         2001
                                                ------------ ------------
       Note payable, repaid in 2001............   $43,500       $   --
       Leasehold improvements loan due May 2009     1,102        1,014
       Other...................................     1,365        2,071
                                                  -------       ------
                                                   45,967        3,085
       Less current portion....................    (1,438)        (126)
                                                  -------       ------
       Notes payable, net of current portion...   $44,529       $2,959
                                                  =======       ======

   During 1999, the Company executed long-term notes for equipment financing with a lender for approximately $6.1 million. The notes bore interest at the rate of 14.91%, and were collateralized by the underlying equipment. The debt was repayable in 36 monthly installments of principal and interest beginning June 1999. In connection with the issuance of the notes during 1999, the Company issued 19,679 warrants to purchase Series C convertible preferred stock to the lender. The warrants had an exercise price of $9.147 per share and expired three years from issuance, or upon an initial public offering. The fair market value of the warrants, approximately $0.1 million, was recognized as deferred financing fees. In August 2000, this note was repaid in full without penalty or premium.

                              CORVIS CORPORATION

   In January 1999, the Company executed a long-term collateralized equipment note with another lender for $3.0 million. The note bore interest at a rate of 11%. The debt was repayable in 36 monthly installments of principal and interest beginning June 1, 1999. In connection with the issuance of the notes, the Company issued 32,798 warrants to purchase Series C convertible preferred stock to the lender. The warrants had an exercise price of $9.147 per share. The fair value of the warrants, approximately $0.2 million, was recognized as deferred financing fees. In November 2000, this note was repaid in full without penalty or premium.

   In July 1999, the Company entered into a loan agreement with a landlord for tenant improvements associated with the lease of a new building in the amount of $1.2 million. As of December 30, 2000, the Company had drawn the entire $1.2 million commitment. The debt bears interest at a rate of 10.0%. The debt is repayable in 120 monthly installments of principal and interest which began in June 1999.

   During 1999, the Company obtained a commitment for an aggregate of $40.0 million of debt financing from a syndicate of lenders. As of January 1, 2000, the Company had drawn the entire $40.0 million commitment. The debt bore interest at a rate of 8.5%. The debt was repayable in 36 monthly installments of principal and interest beginning September 1999 and with aggregate balloon payments of 14% at maturity. In connection with the issuance of the debt, the Company issued 641,121 warrants to purchase Series E convertible preferred stock to the lender. The warrants have an exercise price of $9.147 per share. The fair value of the warrants, approximately $3.7 million, was recognized as deferred financing fees. In November 2000, this facility was repaid in full without penalty or premium.

   In November 2000, the Company executed a long-term note payable with a lender for approximately $43.5 million. Interest associated with the note was due monthly while associated principal was due November 2002. The note bore interest at 6.5% so long as the Company maintained a minimum cash balance with the lender of $347.0 million through November 2001 and $231.0 million through November 2002. If cash balances deposited with the lender drop below these minimum levels, the note bore interest at LIBOR plus .80%. In addition, the Company pledged a certificate of deposit with a carrying value of $43.5 million as collateral under the agreement. In November 2001, this facility was repaid in full without penalty or premium.

(6)  Equity

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

   On August 2, 2000, the Company sold 31,625,000 of common stock in an initial public offering ("IPO") and 277,778 shares of common stock in a concurrent private placement for proceeds of $1,066.4 million after deducting underwriting discounts and commissions and offering expenses. Upon completion of the IPO, all outstanding shares of convertible preferred stock automatically converted into 237,526,260 shares of common stock at the following ratios: Series A Preferred, 24-to-1; all other Preferred Stock, 12-to-1.

(7)  Acquisitions

  (a) Baylight Networks, Inc.

   On May 19, 2000, the Company acquired Baylight Networks, Inc. ("Baylight"), a company that designs network systems and subsystems. Baylight, based in Palo Alto, California, was formed in February 2000 and was a development stage company with no revenue. In consideration for all of the outstanding shares of Baylight, the

                              CORVIS CORPORATION

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

  (b) Algety Telecom S.A.

   On July 1, 2000, the Company acquired Algety Telecom S.A. ("Algety"), a French company that develops and markets high-capacity, high-speed optical transmission equipment. Algety, based in Lannion, France, was formed in April 1999, and was a development stage company with no revenue. The acquisition price on the initial closing date equaled 1,301,822 shares of Series I convertible preferred stock. On November 3, 2000, consistent with the terms of the acquisition agreement, the Company completed a second closing at which time an additional 11,385,358 shares of common stock were delivered to the former Algety stockholders. The total value of all shares delivered in the first and second closing was $947.1 million. In addition, 2,275,032 shares of common stock have been placed into escrow to be released contingent upon satisfaction of certain minimum employment terms primarily over three years for certain Algety employees. The Company incurred approximately $1.0 million of transaction costs related to the acquisition.

   The Company accounted for the acquisition as a purchase. Accordingly, the operating results of Algety are included in the Company's financial results from the date of acquisition. The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed was based upon an independent third-party valuation. Based upon the results of the valuation, the Company allocated $20.1 million to tangible assets, $6.0 million to liabilities and $1.3 million to identifiable intangible assets. In addition, the Company allocated $42.2 million of the purchase price to in-process technology, which is included in operating expenses in the accompanying consolidated statement of operations. The excess of the aggregate purchase price over the fair value of net assets acquired of $876.7 million is being amortized on a straight-line basis over five years. As discussed in Note 2 above, the Company recorded $710.7 million in restructuring charges associated with goodwill for the year ended December 29, 2001. The remaining balance of goodwill at December 29, 2001 associated with Algety approximates $2.3 million.

   When events and circumstances indicate a potential impairment, the Company evaluates the carrying value of long-lived assets to be held and used in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment and for Long-Lived Assets to be Disposed Of." In the second quarter, unfavorable economic conditions resulted in a reduction in capital expenditures by telecommunications carriers. In light of the business environment and uncertain telecommunications spending, during the second quarter the Company evaluated its long-lived assets in accordance with SFAS No. 121 and determined that the carrying value exceeded the estimated fair value of goodwill recorded in association with the acquisition of Algety Telecom S.A., resulting in an impairment charge of approximately $588.3 million. As a result of continued losses, negative operating cash flows, continued unfavorable economic conditions and additional reductions in projected carrier capital expenditures over future periods, during the fourth quarter the Company reevaluated its long-lived assets under an analysis similar to that used in the second quarter and in accordance with SFAS No. 121, resulting in an impairment charge of $122.4 million.

                              CORVIS CORPORATION

   Under the terms of the acquisition agreement, the Company granted certain former Algety shareholders the right to put certain shares of common stock back to the Company at the stock's then fair market value. The put right were available during a period from June 2001 to November 2001 and was enforceable only if no other liquidity sources were available to those shareholders. The fair market value of the common stock put to the Company could not exceed $30 million. Stock associated with this put right has been classified as redeemable stock in the consolidated balance sheet as of December 30, 2000. Since this right had lapsed as of December 29, 2001, the amount of previously redeemable stock was recognized as additional paid-in capital.

   The following unaudited pro forma data summarizes the results of operations for the period indicated as if the Algety acquisition had been completed as of January 1, 1999. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles, but excluding the impact of the impairment charges discussed above. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future (in thousands, except per share data).

                                               January 1, December 30,
                                                  2000        2000
          -                                    ---------- ------------
          Revenues............................ $      --   $  68,898
          Net loss............................  (198,110)   (385,148)
          Basic and diluted net loss per share $   (6.47)  $   (2.45)

(8)  Stock Options

   In July 1997, the Company adopted the 1997 Stock Option Plan (the "Plan") pursuant to which the Company's Board of Directors may grant options to purchase common stock to employees, officers, directors and consultants. The Company has reserved 103,600,000 shares of common stock for issuance under the Company's Stock Option Plan. Stock options are granted with an exercise price equal to the estimated fair value of the common stock at the date of grant. The stock options have a 10-year term and ownership vests over four years from the date of grant. Common stock associated with the exercise of options prior to vesting is placed into escrow and released to the employee as the shares vest. Prepayments made by employees are not refundable in the event of termination prior to vesting. As of December 29, 2001, 49,317,299 shares of common stock have been issued through the exercise of options under the Plan, of which 8,425,869 shares have vested.

   In June 2000, the Company adopted the 2000 Long Term Incentive Plan (the "2000 Plan") pursuant to which the Company may grant options to purchase common stock to employees, officers, directors and consultants. Under the 2000 Plan, 20,000,000 shares of the Company's shares of common stock are reserved for options issuable under the 2000 Plan. The number of shares authorized for issuance increases annually on January 1, by the lesser of five percent of outstanding shares on that date or such other number of shares as determined by the Board; however, incentive stock options issuable under the 2000 Plan are not to exceed 40,000,000 shares. These options vest over a four-year period and are exercisable once vested. Under the 2000 Plan, options may be incentive stock options or non-qualified options, and the exercise price shall not be less than the fair market value for incentive stock options and not less than par value for non-qualified options.

                              CORVIS CORPORATION

   The Company applies APB Opinion No. 25. Had compensation cost for the Company's option plans been determined based on the fair value at the date of grant, consistent with the method of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands):

                                                               Year Ended
                                                   ----------------------------------
                                                   January 1, December 30 December 29,
                                                      2000       2000         2001
                                                   ---------- ----------- ------------
Net loss:
   As reported....................................  $(71,270)  $(283,611) $(1,378,093)
   Pro forma......................................   (71,953)   (290,634)  (1,402,857)
                                                    --------   ---------  -----------
   Pro forma basic and diluted net loss per share.  $  (2.35)  $   (1.85) $     (4.01)
                                                    ========   =========  ===========

   The per share weighted-average fair value of stock options granted during 1999, 2000 and 2001 was $0.49, $10.62 and $2.45, respectively, on the date of grant with the following weighted-average assumptions:

                                                               Year Ended
                                                  -----------------------------------
                                                  January 1, December 30, December 29,
                                                     2000        2000         2001
                                                  ---------- ------------ ------------
Expected dividend yield..........................        0%          0%           0%
Risk-free interest rate..........................     6.33%       5.00%        3.49%
Expected life....................................  4 years     3 years      3 years
Volatility.......................................       70%        130%         128%

   The following is a summary of options granted:

                                             Weighted
                                             Average    Number
                                  Number     Exercise Vested and
                                Outstanding   Price   Exercisable
                                -----------  -------- -----------
              December 31, 1998  31,922,388   $ .02
              Granted..........  21,583,800     .40
              Exercised........ (37,168,008)    .07
              Canceled.........     (68,400)    .06
                                -----------   -----
              January 1, 2000..  16,269,780     .39   14,131,876
              Granted..........  43,744,848    8.18
              Exercised........  (5,560,183)    .52
              Canceled.........  (2,212,506)   4.64
                                -----------   -----
              December 30, 2000  52,241,939    6.72   33,486,884
              Granted..........  22,052,676    3.25
              Exercised........  (5,436,500)    .55
              Canceled......... (15,263,206)   7.93
                                -----------   -----
              December 29, 2001  53,594,909   $5.56   16,683,076
                                ===========   =====

                              CORVIS CORPORATION

   The following table summarizes information about outstanding and exercisable stock options at December 29, 2001:

                        Options Outstanding            Options Exercisable
                ----------------------------------- --------------------------
                  Actual    Weighted    Weighted      Number       Weighted
     Actual       Options   Average       Avg.      Vested and       Avg.
   Price Range  Outstanding   Life   Exercise Price Exercisable Exercise Price
   -----------  ----------- -------- -------------- ----------- --------------
  $ 0.01-$ 0.34  5,523,429    4.41       $ 0.15      3,727,371      $ 0.12
  $ 1.01-$ 3.36 36,522,760    8.62         2.55      9,483,482        3.19
  $ 3.49-$ 9.03  7,751,419    8.41         8.84      2,702,200        9.01
  $10.06-$99.00  3,797,301    8.66        35.73        770,023       43.46
                ----------                          ----------
                53,594,909    8.16         5.56     16,683,076        5.31
                ==========                          ==========

   The following table summarizes information about weighted-average grant date fair value of options granted during the year.

                Fair Market Value        Number of  Grant Fair
                at Grant vs. Grant Price  Shares    Price Value
                ------------------------ ---------- ----- -----
                    In-the-money........  3,235,803 $0.23 $0.38
                    At-the-money........ 16,755,802 $4.04 $3.03
                    Out-of-the-money....  2,061,071 $1.63 $1.02
                                         ---------- ----- -----
                       Totals........... 22,052,676 $3.25 $2.45
                                         ========== ===== =====

   In-the-money-grants were issued in association with restructuring actions taken in the second and fourth quarter of fiscal year 2001. Out-of-the-money grants were issued to comply with individual tax law applicable to grants to employees of our foreign subsidiaries.

(9)  Employee Stock Purchase Plan

   During 2000, the Company established the Corvis Employee Stock Purchase Plan (the "Plan"). Under the Plan, the Company may issue up to 2,000,000 shares of common stock in each Purchase Plan year, up to a total of 10,000,000 shares during the life of the Plan. Eligible employees choose to participate in the Plan during offering periods by authorizing payroll deductions of up to 15% of their salaries, subject to limitations imposed by the Internal Revenue Code. The first offering period began in July 2000. Subsequent periods will be six months long, with the first subsequent period beginning on January 1, 2001. As of the last business day of each offering period, called an "exercise date," the participant's accumulated payroll deductions as of that date are used to purchase shares of common stock. The purchase price per share of common stock purchased as of this date is the lower of either (1) 85% of the fair market value of a share of common stock on the first business day of the offering period or (2) 85% of the fair market value of a share of common stock on the exercise date. During fiscal year 2001, 394,511 shares were purchased under the plan, resulting in aggregate proceeds of $3.3 million.

                              CORVIS CORPORATION

   The per share weighted average fair value of stock options granted under the ESPP during 2000 and 2001 was $16.61 and $3.80, respectively, on the date of grant with the following weighted average assumptions:

                                                              Year Ended
                                                       ------------------------
                                                       December 30, December 29,
                                                           2000         2001
                                                       ------------ ------------
Expected dividend yield...............................          0%           0%
Risk-free interest rate...............................       6.27%        3.91%
Expected life.........................................   .5 years     .5 years
Volatility............................................        130%         128%

(10)  Warrants

   During 1999, the Company issued warrants to purchase 140,497 shares of Series B preferred stock and Series C preferred stock in association with certain lease agreements. During 2001, all of these warrants were exercised resulting in the issuance of 1,659,615 shares of common stock for proceeds of $0.5 million.

   During 1999, in connection with certain debt facilities, the Company issued warrants to purchase 1,052,683 shares of Series B preferred stock, Series C preferred stock and Series E preferred stock. During 2001, warrants to purchase 6,371,295 shares of common stock were exercised resulting in proceeds of $3.0 million. The warrants are immediately exercisable and expire between three and seven years from the date of issuance. On December 29, 2001, associated warrants to purchase 2,322,864 shares of common stock with a weighted average exercise price of $0.76 remain outstanding.

   In September 1999, the Company entered into a series of agreements with a strategic investor. Under a stock purchase agreement, the Company agreed to issue 164,948 shares of Series F convertible preferred stock for aggregate proceeds of approximately $4.0 million. Concurrently with the stock issuance, the Company entered into an exclusive license agreement with the investor for the use of certain intellectual property and a non-exclusive license for certain other technology. As consideration for the license, the Company agreed to make quarterly payments of $0.3 million over a four-year period. In addition, the Company granted the strategic investor a warrant to receive common stock valued at $35.0 million upon the consummation of a qualifying IPO. As part of the agreement, the Company had the right to accept ownership in the license in full if the qualifying IPO took place. After the Company's initial public offering in July 2000, the Company accepted ownership of the license and recorded an intangible asset valued at $35.0 million, which is being amortized ratably over a three-year life.

   In November 1999, the Company issued warrants to purchase up to 5,270,856 shares of common stock at $2.85 per share to a strategic investor. A certain percent of the warrants were immediately exercisable, with the remaining amount contingent upon certain future purchases of the Company's products by the strategic investor. These warrants were to expire in June 2001 if these conditions were not met. Of the total 5,270,856 shares of common stock committed in this warrant, the rights to purchase 2,635,428 shares expire on December 31, 2004 and the rights to purchase the remaining 2,635,428 shares expire on June 30, 2006. In 1999, the Company recorded equity-based sales and marketing expense of approximately $1.8 million for the estimated fair value at grant date of the warrants which were immediately exercisable. In June 2000, the Company waived the purchase requirements associated with the remaining warrants, resulting in an equity-based sales and marketing expense of approximately $19.5 million for the estimated fair value at the date the warrants became exercisable. As of December 29, 2001, all warrants associated with the agreement remain outstanding.

                              CORVIS CORPORATION

   In December 1999, the Company issued warrants to purchase 281,162 shares of Series G convertible preferred stock at $32.01 per share to another strategic investor. The warrants were immediately exercisable and would have expired upon the IPO. In December 1999, the Company recorded equity-based sales and marketing expense of approximately $3.1 million for the estimated fair value at grant date of the warrants issued. These warrants were exercised in full during 2000. Also, in December 1999, the Company issued to this strategic investor the right to purchase up to an additional $30.0 million of stock at a price equal to the most recently completed financing round subject to meeting certain minimum purchase commitments of the Company's product, and an additional $5.0 million of common stock in the event of a qualified IPO. In June 2000, the Company waived the minimum purchase commitments associated with the additional stock purchase rights and recorded equity-based sales and marketing expense of $10.5 million. These stock purchase rights were fully exercised in 2000.

   In December 1999, the Company issued to another strategic investor the right to purchase 124,177 shares of Series H Convertible Preferred Stock at a price equal to $80.53 per share subject to meeting certain purchase commitments and an additional $5.0 million of common stock in the Company's IPO. In May 2000, the Company waived the minimum purchase commitments associated with the Series H stock purchase rights and recorded equity-based sales and marketing expense of $3.5 million. Both stock purchase rights were fully exercised in 2000.

(11)  Basic and Diluted Net Loss Per Common Share

   Basic and diluted net loss per common share are computed as follows (in thousands, except per share data):

                                                              Year Ended
                                                 -----------------------------------
                                                 January 1, December 30, December 29,
                                                    2000        2000         2001
                                                 ---------- ------------ ------------
Net loss........................................  $(71,270)  $(283,611)  $(1,378,093)
Basic and diluted weighted average common shares    30,599     157,349       349,652
Basic and diluted net loss per common share.....  $  (2.33)  $   (1.80)  $     (3.94)

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

   Options and warrants outstanding as of December 29, 2001 to purchase 53,594,909 and 7,593,684 shares of common stock, respectively, and 4,306,755 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the year ended December 29, 2001 as their inclusion would be anti-dilutive.

                              CORVIS CORPORATION

(12)  Income Taxes

   The Company has incurred operating losses since its inception and has recognized no current or deferred tax provision or benefit. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows (in thousands):

                                                                Year Ended
                                                   -----------------------------------
                                                   January 1, December 30, December 29,
                                                      2000        2000         2001
                                                   ---------- ------------ ------------
Expected tax benefit at statutory rate............  $ 24,944    $ 99,264    $ 482,333
State tax, net of federal benefit.................     3,198       9,026       23,393
Non-deductible goodwill amortization and purchased
  in-process research and development.............        --     (29,400)    (289,023)
Research and development tax credits..............     1,030       4,055        3,436
Other, net........................................      (440)     (1,697)      (4,534)
Increase in valuation allowance...................   (28,732)    (81,248)    (215,605)
                                                    --------    --------    ---------
                                                    $     --    $     --    $      --
                                                    ========    ========    =========

   Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                                                 December 30, December 29,
                                                                     2000         2001
                                                                 ------------ ------------
Deferred tax assets:
   Capitalized start-up and organization costs..................  $  28,860    $  13,144
   Domestic net operating loss carryforward.....................     55,147      139,807
   Foreign net operating loss carryforward......................      7,007       22,855
   Accrued expenses.............................................      7,872       93,642
   Research and development tax credit carryforwards............      6,776       10,261
   Non-cash stock compensation..................................     24,867       70,700
   Property and equipment.......................................         --        5,689
                                                                  ---------    ---------
       Total gross deferred tax assets..........................    130,529      356,098
   Valuation allowance..........................................   (128,462)    (356,098)
                                                                  ---------    ---------
       Net deferred tax assets..................................      2,067           --
   Deferred tax liabilities--property and equipment, net due to
     depreciation...............................................     (2,067)          --
                                                                  ---------    ---------
       Net deferred tax.........................................  $      --    $      --
                                                                  =========    =========

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire amount of deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and credit carryforwards are available. Management considers scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies which can be implemented by the Company in making this assessment. Based upon the lack of historical taxable income, scheduled reversal of deferred tax liabilities, and projections for future taxable income over the periods in which the temporary differences are deductible and tax credits are available to reduce taxes payable, the Company has established a valuation allowance of $356.1 million as of December 29, 2001.

                              CORVIS CORPORATION

   The net change in the valuation allowance for the years ended January 1, 2000, December 30, 2000 and December 29, 2001 was an increase of approximately $28.7 million, $90.8 million and $227.6 million, respectively. The valuation allowances at December 30, 2000 and December 29, 2001 are a result of the uncertainty regarding the ultimate realization of the tax benefits related to the deferred tax assets. The domestic net operating loss carryforwards of $349.5 million will expire commencing in 2017 through the year 2021. Foreign net operating loss carryforwards of $62.2 million expire commencing in 2004. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of a portion of the net operating loss carryforward may have occurred. As a result, the net operating loss carryforward may not be fully utilized before expiration.

   The Company's domestic net operating loss carryforward has been increased for tax benefits associated with exercises of stock options and warrants. The Company receives an income tax benefit calculated as the difference between the fair value of the stock issued at the time of the exercise and the option price, tax effected. The tax benefits attributable to the exercise of stock options and warrants in excess of the compensation recorded for financial statement purposes will be credited directly to shareholders' equity when the net operating loss carryforwards are utilized against current tax liability. The benefits increasing gross deferred tax assets amounted to $33.1 million and $12.5 million for the years ended December 30, 2000 and December 29, 2001.

   No deferred income taxes have been provided for the income tax liability, if any, which would be incurred on repatriation of the undistributed earnings of the Company's foreign subsidiaries because the Company intends to reinvest these earnings indefinitely outside of the United States.

(13)  Related Party Transactions

  (a) Joint Venture

   The Company has a 99% economic interest and a 49% voting interest in ACME Grating Ventures, LLC ("ACME LLC"). The remaining economic interest and voting interest are owned by ACME Gratings, Inc. ("ACME Corp."). An officer of the Company owns 100% of ACME Corp. ACME Corp. has contributed to ACME LLC certain licensed intellectual property and the Company has contracted with ACME LLC for its use of the Company's facilities, personnel, equipment and certain intellectual property. ACME LLC makes gratings that the Company purchases at a unit cost that is consistent with the requirements of the licensed intellectual property, which require that the gratings made with the licensed technology be sold for no less than the fair market value of comparable gratings that are available in the commercial marketplace.

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

  (b) Strategic Relationships

   During 2000, the Company purchased a non-controlling equity interest in Redfern Broadband Network, Inc. ("Redfern") for $1.2 million. The Company also entered into a strategic development agreement and a call option agreement with Redfern which, among other things, provides the Company with a two-year option to acquire all of the outstanding shares of Redfern at a specified price. Certain officers and directors of the Company also own a non-controlling interest in Redfern.

                              CORVIS CORPORATION

   The Company has purchased approximately $1.0 million and $0.5 million of components from Nufern during 2000 and 2001, respectively. Certain officers and directors of the Company own a non-controlling interest in Nufern.

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

   The Company purchased approximately $2.9 million and $2.7 million of components during 2000 and 2001, respectively, from ITF Optical Technologies ("ITF"). Certain officers and directors of the Company own a non-controlling interest in ITF.

   In 2001, the Company purchased approximately $0.1 million of components from Codeon Corporation, but has cancelled all commitments to purchase additional components from Codeon. In total, certain officers and directors indirectly own a non-controlling interest in Codeon.

   In 2001, the Company purchased approximately $0.2 million of components from Lightconnect, Inc. certain officers and directors own a non-controlling interest in Lightconnect.

(14)  Concentrations

   Substantially all of the Company's cash and cash equivalents are custodied at two major U.S. financial institutions. Deposits held with banks exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, in the opinion of management, bear minimal risk.

   During 2001, the Company has relied on two customers, both of which are also shareholders, for all of its revenue. The Company expects that a significant portion of its future revenue will continue to be generated by a limited number of customers. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially adversely affect the Company's financial condition or operating results.

   At December 29, 2001, $29.0 million or 86 percent of the Company's trade accounts receivable are due from Williams Communications, with the balance due from Broadwing. Subsequent to the end of fiscal year 2001, Williams has paid the Company approximately $4 million of the December 29, 2001 accounts receivable as it became due. At December 29, 2001, all amounts due from Williams were current and, based on our historical collections from Williams and all publicly available financial information, the Company determined that no allowance for uncollectible amounts was necessary. Subsequent to year end, Williams has disclosed certain recent events that may potentially adversely affect its financial condition. Based on these events, on February 25, 2002, Williams announced that it is considering restructuring options, which may include filing a petition for Chapter 11 bankruptcy protection. If Williams files for bankruptcy protection under Chapter 11, the Company cannot be certain when it will receive these outstanding payments, and if the Company does, how much will be actually received. In addition, there may be other provisions under bankruptcy laws that would impact the Company's ability to collect these amounts and that may affect some payments that the Company has already received. Bankruptcy laws may also allow Williams, under certain circumstances, to reject the purchase agreement. The Company cannot give any assurance or make any predictions as to whether Williams will file for bankruptcy and what effect that, or any other decisions that they make, will have on the Company's business.

                              CORVIS CORPORATION

(15)  Commitments and Contingencies

  (a) Leases

   Minimum annual rental payments under noncancellable operating leases, primarily for the rent of office space and manufacturing facilities, are as follows (in thousands):

    Fiscal year ending
    ------------------
    2002............................................................   8,054
    2003............................................................   7,994
    2004............................................................   7,577
    2005............................................................   7,253
    2006............................................................   5,591
    Thereafter......................................................   8,151
                                                                     -------
       Total........................................................ $44,620
                                                                     =======

   Rent expense under operating leases was approximately $1.7 million, $3.5 million and $10.1 million for the years ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively.

   The Company has equipment under capital lease which require payments of principal and interest as follows (in thousands):

    Fiscal year ending                                               Amount
    ------------------                                               ------
    2002............................................................ $7,431
    2003............................................................  1,803
                                                                     ------
       Total payments...............................................  9,234
    Less--amount attributable to interest...........................   (695)
                                                                     ------
       Capital lease obligation.....................................  8,539
    Less--current portion...........................................  6,796
                                                                     ------
       Long-term lease obligation................................... $1,743
                                                                     ======

   At December 29, 2001, property and equipment includes the following net assets under capital lease:

                                                                        Plant, Property,
                                                           Accumulated   and Equipment
                                                    Cost   Depreciation       Net
                                                   ------- ------------ ----------------
Test and manufacturing equipment.................. $13,876    $4,662        $ 9,214
Furniture, fixtures and internal network equipment   1,790       420          1,370
                                                   -------    ------        -------
   Total.......................................... $15,666    $5,082        $10,584
                                                   =======    ======        =======

  (b) Legal Matters

   In July 2000, Ciena Corporation ("Ciena") informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena's patents. Ciena is seeking injunctive

                              CORVIS CORPORATION
relief, an unspecified amount of damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. The litigation is currently in the pre-trial phase. Based on the status of the litigation, the Company cannot reasonably predict the likelihood of any potential outcome.

   Between May 7, 2001 and June 15, 2001, nine putative class action lawsuits were filed in the United States District Court for the Southern District of New York relating to the Company's IPO on behalf of all persons who purchased Company stock between July 28, 2000 and the filing of the complaints. Each of the complaints names as defendants: the Company, its directors and officers who signed the registration statement in connection with the Company's IPO, and certain of the underwriters that participated in the Company's IPO. The complaints allege that the registration statement and prospectus relating to the Company's IPO contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company's common stock in the IPO and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Company's common stock in the aftermarket following the IPO. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys' and experts witness' fees and other costs.

   Plaintiffs have moved to appoint lead plaintiff and lead counsel. By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs' law firms to coordinate their claims and function as lead counsel. The motion to appoint lead plaintiff is pending.

   On October 17, 2001, a group of underwriter defendants moved for the Judge's recusal. The Judge denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of the Judge in the United States Court of Appeals for the Second Circuit. The petition is currently pending before the Second Circuit. The Judge issued a short order, stating that the court will continue to hold case management conferences, and will continue to handle other administrative and procedural matters. However, the court will refrain from making any substantive rulings pending the Second Circuit's decision on the mandamus petition.

   Dispositive motions have not yet been filed. No discovery has occurred. The court has ordered plaintiffs to file consolidated amended complaints in each consolidated action at the end of March 2002.

   It is the position of Company's management that, at this time, it is not possible to estimate the amount of a probable loss, if any, that might result from this matter. Accordingly, no provision for this matter has been made in the Company's consolidated financial statements.

(16)  Subsequent Event

   On January 29, 2002, the Company announced that it had signed a definitive merger agreement to acquire Dorsal Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions. Subject to the satisfaction of various closing conditions, including the approval by the Company's shareholders and the shareholders of Dorsal, the Company will acquire Dorsal in a stock transaction

                              CORVIS CORPORATION
for approximately 40,923,500 shares of common stock. Shareholder meetings are expected to take place in the first half of 2002. The acquisition will be accounted for under the "purchase" method of accounting. Under the purchase method, the purchase price of Dorsal will be allocated to identifiable assets and liabilities acquired from Dorsal, with the excess being treated as goodwill. Certain officers and directors of Corvis own, directly or indirectly, 31 percent of the outstanding stock of Dorsal. There can be no assurance that this acquisition will be completed.

(17)  Summary of Quarterly Data (Unaudited):

   The following is a summary of the quarterly results of operations of the Company for the years ended December 30, 2000 and December 29, 2001 (in millions, except per share amounts):

                                                                     Fiscal Quarter
                                                       ---------------------------------------
                                                        First   Second      Third      Fourth        Total
                                                       -------  -------     ------     -------     ---------
2000:
   Revenue............................................ $    --  $    --     $ 22.9     $  46.0     $    68.9
   Gross profit.......................................      --       --        8.4        17.6          26.0
   Net loss...........................................   (26.8)  (100.7)(a)  (66.4)      (89.7)       (283.6)
   Basic and diluted net loss per share............... $ (0.65) $ (2.51)    $(0.29)    $ (0.27)    $   (1.80)
2001:
   Revenue............................................ $  84.1  $  65.0     $ 24.2     $  15.2     $   188.5
   Gross profit.......................................    31.2    (74.7)       8.6      (110.1)       (145.0)
   Net loss...........................................  (100.8)  (821.8)(b)  (80.6)(c)  (374.8)(d)  (1,378.0)(e)
   Basic and diluted net loss per share............... $ (0.29) $ (2.36)    $(0.23)    $ (1.05)    $   (3.94)

--------
(a) Includes purchased in-process research and development charges totaling $42.2 million.
(b) Includes total restructuring and other charges of $714.6 million. These charges were comprised of $99.2 million in cost of revenue charges associated with write-downs and losses on open purchase commitments; $9.4 million associated with workforce reduction; $9.0 million associated with the consolidation of excess facilities and write-downs of idle equipment; $588.3 million associated with the write-down of goodwill generated in the acquisition of Algety; and $8.7 million associated with permanent impairment charges on investment carried at cost.
(c) Includes total restructuring and other charges of $0.1 million. These charges were comprised of $0.6 million associated with workforce reduction and consolidation of excess facilities, net of a $0.5 million reduction in second quarter estimates.
(d) Includes total restructuring and other charges of $303.4 million. These charges were comprised of $117.4 million in cost of revenue charges associated with write-downs and losses on open purchase commitments; $15.0 million associated with workforce reduction; $44.1 million associated with the consolidation of excess facilities and write-downs of idle equipment; $123.2 million associated principally with the write-down of goodwill generated in the acquisition of Algety; and $3.6 million associated with permanent impairment charges on investments carried at cost.
(e) Includes total restructuring and other charges of $1.0 billion. The charges were comprised of $216.5 million in cost of revenue charges associated with write-downs and losses on open purchase commitments; $24.5 million associated with workforce reduction; $53.2 million associated with the consolidation of excess facilities and write-downs of idle equipment; $711.5 million associated principally with the write-down of goodwill generated in the acquisition of Algety; and $12.3 million associated with permanent impairment on investments carried at cost.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   The information called for by this Item 10 with respect to our directors is set forth under the caption "Election of Directors" in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 10, 2002, and is hereby incorporated by reference. The information called for with respect to our executive officers is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers, Directors and Key Employees of the Registrant."

Item 11.  Executive Compensation.

   The information called for by this Item 11 is set forth under the caption "Executive Compensation" in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 10, 2002, and is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   (a) The information called for by this Item 12 with respect to security ownership of more than five percent of our Common Stock is set forth under the caption "Principal Stockholders" in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 10, 2002, and is hereby incorporated by reference.

   (b) The information called for by this Item 12 with respect to the security ownership of our directors and of management is set forth under the caption "Principal Stockholders" in our definitive Proxy Statement, which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 10, 2002, and is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

   Information called for by this Item 13 is set forth under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 10, 2002, and is hereby incorporated by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Documents filed as part of this report.

      1. Consolidated Financial Statements. Our consolidated financial statements listed below are contained in our Annual Report to Stockholders for the fiscal year ended December 29, 2001, and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Independent Auditors' Report........................................................  F-1

Consolidated Balance Sheets as of December 30, 2000 and December 29, 2001...........  F-2

Consolidated Statements of Operations for the years ended January 1, 2000,
  December 30, 2000 and December 29, 2001...........................................  F-3

Consolidated Statements of Stockholders Equity (Deficit) for the years ended January
  1, 2000, December 30, 2000 and December 29, 2001..................................  F-4

Consolidated Statements of Cash Flows for the years ended January 1, 2000,
  December 30, 2000 and December 31, 2001...........................................  F-5

Notes to consolidated financial statements..........................................  F-6

Independent Auditors' Report on Schedule............................................ F-28

Schedule of Valuation and Qualifying Accounts....................................... F-29

      2. Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

   (b) Reports on Form 8-K.

   We did not file any Current Reports on Form 8-K during the quarter ended December 29, 2001.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Corvis Corporation:

   Under date of January 29, 2002, except as to Note 14, which is as of February 25, 2002, we reported on the consolidated balance sheets of Corvis Corporation as of December 30, 2000 and December 29, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended January 1, 2000, December 30, 2000 and December 29, 2001, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/  KPMG LLP

McLean, Virginia
January 29, 2002, except as to
  Note 14 to the Consolidated
  Financial Statements which is
  as of February 25, 2002

                              CORVIS CORPORATION

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

                                                    Balance at                       Balance at
                                                    Beginning                          End of
                                                    of Period  Provisions Deductions   Period
                                                    ---------- ---------- ---------- ----------
Year ended January 1, 2000
   Deferred tax valuation allowance................  $  8,903   $ 28,732   $    --    $ 37,635
   Allowance for excess inventory and obsolescence.        --      1,771        --       1,771

Year ended December 30, 2000
   Deferred tax valuation allowance................  $ 37,635   $ 90,827   $    --    $128,462
   Allowance for excess inventory and obsolescence.     1,771     22,565    10,487      13,849

Year ended December 29, 2001
   Deferred tax valuation allowance................  $128,462   $227,636   $    --    $356,098
   Allowance for excess inventory and obsolescence.    13,849    190,008    33,429     170,428

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CORVIS CORPORATION

                                               By:      /s/  DAVID R. HUBER
                                                   -----------------------------
                                                          David R. Huber
                                                      Chairman of the Board,
                                                             President
                                                    and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

     /s/  DAVID R. HUBER      Chairman of the Board,        March 12, 2002
-----------------------------   President and Chief
       David R. Huber           Executive Officer

    /s/  LYNN D. ANDERSON     Senior Vice President, Chief  March 12, 2002
-----------------------------   Financial Officer and
      Lynn D. Anderson          Treasurer

     /s/  TIMOTHY C. DEC      Vice President, Chief         March 12, 2002
-----------------------------   Accounting Officer and
       Timothy C. Dec           Corporate Controller

    /s/  FRANK M. DRENDEL     Director                      March 12, 2002
-----------------------------
      Frank M. Drendel

   /s/  JOSEPH R. HARDIMAN    Director                      March 12, 2002
-----------------------------
     Joseph R. Hardiman

     /s/  DAVID S. OROS       Director                      March 12, 2002
-----------------------------
        David S. Oros

                                 EXHIBIT INDEX

Exhibit
Number                                               Description
------                                               -----------
  2.1   Merger Agreement between Corvis Corporation and Corvis Acquisition Company, Inc. and Dorsal
          Networks, Inc., dated January 29, 2002 (incorporated by reference herein to Exhibit 2.1 to Corvis
          Corporation's registration statement on Form S-1, File No. 333-36238)

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

 10.4*  Form of Corvis Corporation Employee Stock Purchase Plan (incorporated by reference herein to
          Exhibit 10.4 to Corvis Corporation's registration statement on Form S-1, File No. 333-36238)

 10.5*  Employment Agreement, dated as of September 30, 1998, by and between Corvis Corporation and
          Terence F. Unter (incorporated by reference herein to Exhibit 10.6 to Corvis Corporation's registration statement on Form S-1, File No. 333-36238)

 10.6+  Procurement Agreement, dated March 17, 2000, by and between Broadwing Communication
          Services, Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.7 to Corvis
          Corporation's registration statement on Form S-1, File No. 333-36238)

 10.7+  Amended and Restated Procurement Agreement and Field Trial Agreement, dated June 23, 2000, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.8 to Corvis Corporation's registration statement on Form S-1, File
          No. 333-36238)

 10.8+  Amendment No. 3 to Procurement Agreement, dated January 9, 2001, by and between Williams
          Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.1 to
          Corvis Corporation's Current Report on Form 8-K, dated January 9, 2001, File No. 0-30989)

 10.9+  Amendment No. 4 to Procurement Agreement, dated April 23, 2001, by and between Williams
          Communications Inc. and Corvis Corporation

 10.10+ Amendment No. 6 to Procurement Agreement, dated September 25, 2001, by and between Williams
          Communications Inc. and Corvis Corporation

 10.11+ Procurement Agreement, dated June 5, 2000, by and between Qwest Communications Corporation and Corvis Corporation (incorporated by reference herein to Exhibit 10.9 to Corvis Corporation's registration statement on Form S-1, File No. 333-36238)

 21.1   Subsidiaries

 23.1   Consent of KPMG LLP

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
+  Confidential treatment requested for portions of this exhibit.