Form 10-Q
period 2002-03-30
CORVIS CORP
filed 2002-05-09
CIK 1060490

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             _______________________

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002

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

                             Yes   X   No _____
                                 -----

Number of shares of Common Stock, $0.01 par value, outstanding at April 26, 2002: 366,787,686.

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
                                    Part I - Financial Information

Item 1.  Financial Statements

              Unaudited condensed consolidated balance sheets as of December 29, 2001 and
              March 30, 2002 .............................................................................    3

              Unaudited condensed consolidated statements of operations for the
              three months ended March 31, 2001 and March 30, 2002 .......................................    4

              Unaudited condensed consolidated statements of cash flows for the
              three months ended March 31, 2001 and March 30, 2002 .......................................    5

              Notes to unaudited condensed consolidated financial statements .............................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...........   13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk .......................................   21

                                      Part II - Other Information

Item 1.  Legal Proceedings ...............................................................................   22

Item 2.  Changes in Securities and Use of Proceeds .......................................................   23

Item 3.  Defaults Upon Senior Securities .................................................................   23

Item 4.  Submission of Matters to a Vote of Security Holders .............................................   23

Item 5.  Other Information ...............................................................................   23

Item 6.  Exhibits and Reports on Form 8-K ................................................................   23

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       CORVIS CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)

                                                                             December 29,     March 30,
                                                                                 2001           2002
                                                                             -----------    -----------
ASSETS
------
Current assets:
         Cash and cash equivalents .......................................   $   638,872    $   581,355
         Short-term investments ..........................................        21,907         30,999
         Trade accounts receivable .......................................        33,676         37,153
         Inventory, net ..................................................        96,426         98,123
         Other current assets ............................................        17,486         15,717
                                                                             -----------    -----------
              Total current assets .......................................       808,367        763,347

Restricted cash, long-term ...............................................         2,417          2,409
Property and equipment, net ..............................................       134,393        127,014
Goodwill and other intangible assets, net ................................        21,429         18,302
Other long-term assets, net ..............................................        12,219         11,755
                                                                             -----------    -----------
              Total assets ...............................................   $   978,825    $   922,827
                                                                             ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
         Notes payable, current portion ..................................   $       126    $       100
         Capital lease obligations, current portion ......................         6,796          6,546
         Accounts payable ................................................        14,488         17,198
         Provision for restructuring charges .............................        24,050         18,688
         Accrued expenses and other liabilities ..........................        36,402         34,977
                                                                             -----------    -----------
              Total current liabilities ..................................        81,862         77,509
Noncurrent liabilities:
         Notes payable, net of current portion ...........................         2,959          2,896
         Capital lease obligations, net of current portion ...............         1,743            810
         Deferred lease liability ........................................         3,408          3,229
                                                                             -----------    -----------
              Total liabilities ..........................................        89,972         84,444

Commitments and contingencies
Stockholders' equity:
         Common stock--$0.01 par value; 1,900,000,000 shares authorized;
              362,687,909 shares issued and outstanding as of December 29,
              2001; 365,832,172 shares issued and outstanding as of March
              30, 2002 ...................................................         3,621          3,652
         Additional paid-in capital ......................................     2,648,955      2,670,343
         Accumulated other comprehensive income (loss):
              Foreign currency translation adjustment ....................       (10,796)       (11,649)
         Accumulated deficit .............................................    (1,752,927)    (1,823,963)
                                                                             -----------    -----------
              Total stockholders' equity .................................       888,853        838,383
                                                                             -----------    -----------
              Total liabilities and stockholders' equity .................   $   978,825    $   922,827
                                                                             ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                       CORVIS CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                                              Three Months Ended
                                                                            ----------------------
                                                                            March 31,    March 30,
                                                                              2001         2002
                                                                            ---------    ---------
Revenue .................................................................   $  84,086    $   8,717
Costs of revenue ........................................................      52,903       10,796
                                                                            ---------    ---------
         Gross profit (loss) ............................................      31,183       (2,079)

Operating expenses:
         Research and development, exclusive of equity-based expense ....      40,975       29,058
         Sales and marketing, exclusive of equity-based expense .........      15,412       11,205
         General and administrative, exclusive of equity-based expense ..      10,979        6,045
         Restructuring and other charges ................................          --        2,559
         Equity-based expense:
              Research and development ..................................      12,775        8,593
              Sales and marketing .......................................       3,663        3,182
              General and administrative ................................       9,195        8,181
         Amortization of intangible assets ..............................      52,245        2,917
                                                                            ---------    ---------
              Total operating expenses ..................................     145,244       71,740
                                                                            ---------    ---------
              Operating loss ............................................    (114,061)     (73,819)
Interest income, net ....................................................      13,232        2,783
                                                                            ---------    ---------
         Net loss .......................................................   $(100,829)   $ (71,036)

Other comprehensive loss-- Foreign currency translation adjustment ......     (56,274)        (853)
                                                                            ---------    ---------
         Comprehensive loss                                                 $(157,103)   $ (71,889)
                                                                            =========    =========

         Basic and diluted net loss per common share ....................   $   (0.29)   $   (0.20)
                                                                            =========    =========
         Weighted average number of
              common shares outstanding .................................     342,359      360,710

See accompanying notes to unaudited condensed consolidated financial statements.

                       CORVIS CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                               Three Months Ended
                                                                                           --------------------------
                                                                                            March 31,       March 30,
                                                                                               2001           2002
                                                                                           -----------    -----------
Cash flows from operating activities:
Net loss .......................................................................           $  (100,829)   $   (71,036)
Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization .........................................                60,269         11,449
         Equity-based expense ..................................................                25,633         19,956
         Restructuring and other charges .......................................                     -          5,082
         Changes in operating assets and liabilities:
              Increase in accounts receivable ..................................               (47,656)        (3,477)
              Increase in inventory, net .......................................               (11,777)        (1,112)
              (Increase) decrease in other assets ..............................                (8,153)         2,233
              Increase (decrease) in accounts payable, accrued expenses
                  and other ....................................................                10,296         (4,201)
                                                                                           -----------    -----------
                  Net cash used in operating activities ........................               (72,217)       (41,106)
                                                                                           -----------    -----------
Cash flows from investing activities:
         Purchase of property and equipment ....................................               (59,715)        (5,705)
         Purchase of short-term investments ....................................                     -         (9,092)
                                                                                           -----------    -----------
              Net cash used in investing activities ............................               (59,715)       (14,797)
                                                                                           -----------    -----------
Cash flows from financing activities:
         Repayments of notes payable and capital lease obligations .............                  (976)        (1,522)
         Decrease (increase) in deposits and other non-current assets ..........               (15,151)             8
         Proceeds from the issuance of stock ...................................                 3,307            633
                                                                                           -----------    -----------
              Net cash provided by (used in) financing activities ..............               (12,820)          (881)
                                                                                           -----------    -----------
              Effect of exchange rate changes on cash and cash equivalents                      (2,196)          (733)
                                                                                           -----------    -----------
              Net decrease in cash and cash equivalents ........................              (146,948)       (57,517)
Cash and cash equivalents--beginning ...........................................             1,024,758        638,872
                                                                                           -----------    -----------
Cash and cash equivalents--ending ..............................................           $   877,810    $   581,355
                                                                                           ===========    ===========
Supplemental disclosure of cash flow information:
         Interest paid .........................................................           $       880    $       320
                                                                                           ===========    ===========
Supplemental disclosure of noncash activities:
         Financed leasehold improvements .......................................           $       964    $         -
                                                                                           ===========    ===========
         Obligations under capital lease .......................................           $     3,208    $       250
                                                                                           ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                       CORVIS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (amounts in thousands, except per share amounts)

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

         These financial statements should be read in conjunction with the Company's December 29, 2001 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed on March 21, 2002.

(b)      Revenue and Cost of Revenue

         Revenue from product sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved.

         Revenue from installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying condensed consolidated balance sheets. Revenue from annual maintenance agreements is recognized on a straight-line basis over the service period.

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

                (amounts in thousands, except per share amounts)

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

(2)  Inventory Write-downs, Restructuring and Other Charges

         During 2001, unfavorable economic conditions resulted in reduced capital expenditures by telecommunications service providers. In response to these conditions, in the second and fourth quarters of 2001, the Company implemented restructuring plans designed to decrease the Company's operating expenses and to align resources for long-term growth opportunities. These plans included the closure of the Company's Canadian operations. Additionally, the Company evaluated the recoverability of the carrying value of its inventory and long-lived assets in light of the economic environment, the delay of customer network buildouts and projected sales. During the quarter ended March 30, 2002, the Company continued to implement restructuring plans including a work force reduction program that resulted in the reduction of approximately 125 employees. The Company recorded approximately $2.6 million in charges associated with the first quarter restructuring plan consisting of severance, extended benefits and equity-based expense.

         In addition, during the quarter ended March 30, 2002 the Company recorded approximately $4.3 million in inventory write-downs associated with the reduction of planned production levels. These charges are classified as a component of costs of revenue.

         Selected information regarding these charges are as follows:

                                                   Costs of
                                                    Revenue          Restructuring and Other Charges
                                               ----------------  --------------------------------------
                                               Special Charges,
                                                   Inventory
                                                  Write-Down,
                                                   Contract                                     Total
                                                  Losses and                                Restructuring
                                                   Purchase      Workforce      Facility      and Other
                                                  Commitments    Reduction   Consolidation     Charges        Total
                                                  -----------    ---------   -------------     -------        -----
         Restructuring liability as
         of December 29, 2001 ...............       $15,313       $ 1,146       $ 7,591        $  8,737      $ 24,050
         First quarter restructuring and
            other charges ...................         4,307         2,599            --           2,599         6,906
         Cash payments ......................        (5,002)       (2,034)         (151)         (2,185)       (7,186)
         Non-cash expenses ..................        (4,307)        ( 775)           --            (775)       (5,082)
                                                    -------       -------       -------        --------      --------
         Restructuring liability as of
            March 30, 2002 ..................       $10,311       $   936       $ 7,440        $  8,376      $ 18,688
                                                    =======       =======       =======        ========      ========

                       CORVIS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (amounts in thousands, except per share amounts)

(3)  Inventory

         Inventories are comprised of the following:

                                                                                   December 29,       March 30,
                                                                                       2001             2002
                                                                                   ------------     ------------
  Raw materials .............................................................      $    197,549     $    205,990
  Work-in-process ...........................................................            17,037            5,778
  Finished goods ............................................................            52,268           58,947
                                                                                   ------------     ------------
                                                                                        266,854          270,715
  Less reserve for excess inventory and obsolescence ........................          (170,428)        (172,592)
                                                                                   ------------     ------------
           Inventory, net ...................................................      $     96,426     $     98,123
                                                                                   ============     ============

(4)  Basic and Diluted Net Loss Per Share

         Basic and diluted net loss per share are computed as follows (in thousands, except per share data):

                                                                                        Three Months Ended
                                                                                --------------------------------
                                                                                     March 31,        March 30,
                                                                                       2001             2002
                                                                                ------------------  ------------
Net loss ....................................................................      $   (100,829)    $    (71,036)
Basic and diluted weighted average shares ...................................           342,359          360,710
Basic and diluted net loss per share ........................................      $      (0.29)    $      (0.20)

         Options and warrants outstanding as of March 30, 2002 to purchase 48,665,483 and 7,593,684 shares of common stock, respectively, and 2,639,224 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three month period ended March 30, 2002 as their inclusion would be anti-dilutive.

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

                      CORVIS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (amounts in thousands, except per share amounts)


(5)  Legal Matters

         In July 2000, Ciena Corporation ("Ciena") informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. The original trial date of April 1, 2002 was postponed by the court and a new trial date has not been set. The litigation is currently in the pre-trial phase and a pre-trial conference is scheduled for July 30, 2002. Based on the status of the litigation, the Company cannot reasonably predict the likelihood of any potential outcome.

         Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to the Company's IPO on behalf of all persons who purchased Company stock between July 28, 2000 and the filing of the complaints. Each of the complaints names as defendants: the Company, its directors and officers who signed the registration statement in connection with the Company's IPO, and certain of the underwriters that participated in the Company's IPO. The complaints allege that the registration statement and prospectus relating to the Company's IPO contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company's common stock in the IPO and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Company's common stock in the aftermarket following the IPO. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys' and experts witness' fees and other costs.

         By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs' law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for the judge's recusal. The judge denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of the judge in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants' application for a writ of mandamus seeking the judge's recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the IPO allocation

                      CORVIS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (amounts in thousands, except per share amounts)


actions, including the Corvis action. On May 23, 2002, all parties are scheduled to participate in a conference at which the court will set a briefing schedule for motions to dismiss the amended complaints. Dispositive motions have not yet been filed. No discovery has occurred.

         It is the position of Company's management that, at this time, it is not possible to estimate the amount of a probable loss, if any, that might result from this matter. Accordingly, no provision for this matter has been made in the Company's consolidated financial statements.

(6)      Concentrations

         To date, the Company has relied on three customers for all of its revenue. The Company expects that a significant portion of its future revenue will continue to be generated by a limited number of customers. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially adversely affect the Company's financial condition or operating results.

         At March 30, 2002, $25.6 million, or 69 percent, of the Company's trade accounts receivable are due from Williams Communications, LLC, with the balance due from Broadwing and Telefonica. Subsequent to March 30, 2002, Williams Communication, LLC paid the Company approximately $10.8 million of the accounts receivable as it became due. On April 22, 2002, Williams Communications Group, Inc., the parent company of Williams Communications, LLC, entered into an agreement with its principal creditor groups regarding certain significant terms of a debt restructuring through a negotiated Chapter 11 bankruptcy filing. In order to effect the plan, the parent company has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York and has announced that it expects to file a plan of reorganization in the near future. At March 30, 2002, all amounts due from Williams Communication, LLC were current and, based on the Company's historical collections from Williams Communication, LLC and all publicly available financial information, the Company has determined that no allowance for uncollectible amounts is necessary at this time.

         If the reorganization of Williams Communications Group, Inc. affects the operations of Williams Communications, LLC, or if Williams Communications, LLC files bankruptcy in the future, the Company cannot be certain when or if the Company will receive the outstanding payments, and if so, how much will actually be received. In addition, there may be other provisions under bankruptcy laws that would affect the Company's ability to collect any amounts owed and may affect some payments that the Company has already received. Bankruptcy laws may also allow Williams Communications, LLC, under certain circumstances, to reject the Company's purchase agreement. The Company continues to evaluate the need for allowances for accounts receivable and can give no assurances that some or all of these outstanding amounts will not be reserved for in the future.

                      CORVIS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (amounts in thousands, except per share amounts)


(7)      Dorsal Networks

         On January 29, 2002, the Company announced that it had signed a definitive merger agreement to acquire Dorsal Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions. Subject to the satisfaction of various closing conditions, including the approval by the Company's shareholders and the shareholders of Dorsal, the Company will acquire Dorsal in a stock transaction for an estimated 41,700,000 shares of common stock. The shareholders meeting is scheduled to take place on May 10, 2002. The acquisition will be accounted for under the "purchase"method of accounting. Under the purchase method, the purchase price of Dorsal will be allocated to identifiable assets and liabilities acquired from Dorsal, with the excess being treated as goodwill. Based on preliminary appraisal, the Company estimates that the acquisition will result in an in-process research and development charge of approximately $34.6 million as well as the recognition of certain intangible assets of $30.8 million, which will be amortized over an estimated life of five years. In addition, the acquisition will result in goodwill of approximately $8.8 million, which will have an indefinite life, but will subject to periodic impairment tests. Dr. David R. Huber, the Company's President and Chief Executive Officer, owns, directly or indirectly, approximately 31 percent of the outstanding stock of Dorsal.

(8)      Recent Accounting Pronouncements

         On July 2001, the Financing Accounting Standards Board issued Statement No. 141 ("SFAS No. 141"), BUSINESS COMBINATIONS, and Statement No. 142 ("SFAS No. 142"), GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS No. 141 and 142 are effective January 1, 2002, except for acquisitions occurring on or after July 1, 2001, for which the provisions of SFAS No. 141 and 142 are applicable. Accordingly, through December 30, 2001, the Company continued to amortize goodwill and identifiable intangible assets.

         Had the amortization provisions of SFAS No. 142 been applied as of January 1, 2000, for all of the Company's acquisitions, the Company's income
(loss) and earnings (loss) per share would have been as follows:

                       CORVIS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (amounts in thousands, except per share amounts)



                                                      Three Months Ended
                                              ----------------------------------
                                              March 31, 2001      March 30, 2002
                                              --------------      --------------
Net loss, as reported ......................    $ (100,829)       $  (71,036)
Goodwill amortization ......................        49,213                --
Workforce in place amortization ............           115                --
                                               -----------        ----------
Net loss, as adjusted ......................    $  (51,501)       $  (71,036)
                                               ===========        ==========
Basic and diluted per share data:
 Net loss per common share, as reported ....    $    (0.29)       $    (0.20)
Goodwill and workforce in place amortization
per common share                                      0.14                --
Net loss per common share, as adjusted .....    $    (0.15)       $    (0.20)
                                                ==========        ==========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report and in conjunction with our Form 10-K filed on March 21, 2002 with the Securities and Exchange Commission.

Overview

     We design, manufacture and sell high performance all-optical and electrical/optical communications systems that we believe accelerate carrier revenue opportunities and lower the overall cost of network ownership for carriers. Our optical products have enabled a fundamental shift in network design and efficiency by allowing for the transmission, switching and management of communications traffic entirely in the optical domain. By deploying our products, carriers eliminate the need for expensive and bandwidth limiting electrical regeneration and switching equipment, significantly reducing costs, increasing network capacity and allowing them to provide new services more quickly and efficiently. Our products also open new market opportunities for carriers by enabling a flexible, in-service migration path from existing point-to-point and ring electrical/optical networks to all-optical mesh networks.

Customers

     We currently have five customers, including Broadwing Communications Services, Inc., Williams Communications, LLC, Qwest Communications Corporation, Telefonica de Espana S.A.U. and France Telecom.

     Broadwing has agreed to purchase at least $200 million of our products and services as part of a multi-year purchase agreement. Since successfully completing field trials in July 2000, Broadwing has deployed Corvis' a wide range of optically optimized networking products, including the all-optical switch, to create a national all-optical network that has been in service for over a year. Sales to Broadwing continue as part of network expansions and maintenance. Cumulative sales to Broadwing through March 30, 2002 total $189.1 million.

     In 2001, Williams accepted a field trial system and agreed to purchase up to $300 million of our products and services as part of a multi-year purchase agreement, approximately $85 million of which must be purchased prior to December 31, 2003. Williams has deployed Corvis switching and transport equipment to create a national all-optical network, which is currently in service carrying commercial traffic. Cumulative sales to Williams through March 30, 2002 total $74.7 million.

     At March 30, 2002, $25.6 million or 69 percent of our trade accounts receivable are due from Williams Communications, LLC, with the balance due from Broadwing and Telefonica. Subsequent to March 30, 2002, Williams Communications, LLC paid us approximately $10.8 million of the accounts receivable as it became due. On April 22, 2002, Williams Communications Group, Inc., the parent company of Williams Communications, LLC, entered into an agreement with its principal creditor groups regarding certain significant terms of a debt restructuring through a negotiated Chapter 11 bankruptcy filing. In order to effect the plan, the parent company has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York and has announced that it expects to file a plan of reorganization in the near future. At March 30, 2002, all amounts due from Williams Communications, LLC were current and, based on our historical collections from Williams Communications, LLC and all publicly available financial information, we have determined that no allowance for uncollectible amounts is necessary at this time.

     If the reorganization of Williams Communications Group, Inc. affects the operations of Williams Communications, LLC, or if Williams Communications, LLC files bankruptcy in the future, we cannot be certain when or how much we will receive with respect to the outstanding payments. In addition, there may be other provisions under bankruptcy laws that would affect our ability to collect any amounts owed and may affect some payments that we have already received. Bankruptcy laws may also allow Williams Communications, LLC, under certain circumstances, to reject the purchase agreement. We continue to evaluate the need for allowances for accounts receivable and can give no assurances we will not be required to write-off some or all of these outstanding amounts.

     On April 22, 2002, we reached an agreement with Qwest Communications Corporation modifying the terms of our previous purchase agreement. Under the terms of the new agreement, Qwest agreed to purchase up to $150 million of our products and services over a multi-year period, $7.0 million of which must be purchased in 2002 and $5.0 million of which must be purchased in 2003. In addition, we have agreed with Qwest to enter into two field trials of Corvis ON transport and switching equipment as well as our Corvis Optical Convergence Switch (OCS). The field trials are expected to begin in the second half of 2002.

     During the first quarter of 2002, we completed the first sale of our XF repeaterless link product to Telefonica de Espana, which was deployed between the island of Mallorca and Telefonica's backbone network in Spain. In April 2002, another XF repeaterless link was sold to France Telecom to upgrade its link between the European mainland and the island of Corsica. The relationships with Telefonica and France Telecom are in early stages and the agreements do not include significant purchase commitment levels, however, we hope to develop these arrangements into long-term business relationships.

     We have also entered into lab trials and agreements and discussions regarding laboratory and field trials with other carriers for our ON, OCS and XF products. Upon successful completion of these field trials, we hope to enter into agreements for commercial deployment with new customers.

     Starting in 2001 and continuing in 2002, conditions within the general economy and the telecommunications sector have resulted in reduced capital expenditures by carriers and a reduced demand for telecommunications networking systems. As a response to these conditions, we implemented restructuring plans designed to decrease our business expenses and to align resources for long-term growth opportunities. Additionally, we evaluated the carrying value of our inventory and long-term assets. As a result of these steps, we recorded charges totaling approximately $1.0 billion in the second, third and fourth quarters of 2001. These charges were comprised of $216.5 million in cost of revenue charges associated with inventory write-downs and losses on open purchase commitment cancellations; $24.5 million associated with workforce reductions; $53.2 million associated with consolidation of excess facilities and write-downs of idle equipment; $711.5 million associated with the write-down of goodwill; and $12.3 million associated with permanent impairment charges on strategic equity investments.

     During the first quarter of 2002, we implemented additional restructuring plans and continued to evaluate the carrying value of our inventory and long-term assets, which resulted in our recording restructuring and other charges of $6.9 million comprised of $4.3 million of cost of revenue charges associated with inventory write-downs and $2.6 million associated with workforce reductions.

     We continue to monitor our financial position and will make strategic decisions as necessary to position the Company for long-term success which may result in additional changes.

Critical Accounting Policies

     We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, revenue recognition, product warranty liabilities, allowance for doubtful accounts, and contingencies and litigation. We state these accounting policies in the notes to our 2001 annual consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

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

     Our products can be installed by our customers, third party service providers or by us. Revenue from installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. To the extent customer contracts include both product sales and installation services, revenues are recognized on their respective fair values. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each installation contract. Amounts received in excess of revenue recognized are included as deferred revenue in our condensed consolidated balance sheet. Revenue from annual maintenance agreements is recognized on a straight-line basis over the service period.

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

     Allowance for Bad Debt. To date, we have relied on three customers for all of our revenues. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. We monitor the financial conditions of these customers closely and have concluded that no allowance for bad debt was appropriate as of March 30, 2002.

     At March 30, 2002, $25.6 million or 69 percent of our trade accounts receivable are due from Williams Communications, LLC, with the balance due from Broadwing and Telefonica. Subsequent to March 30, 2002, Williams Communications, LLC paid us approximately $10.8 million of the accounts receivable as it became due. On April 22, 2002, Williams Communications Group, Inc., the parent company of Williams Communications, LLC, entered into an agreement with its principal creditor groups regarding certain significant terms of a debt restructuring through a negotiated Chapter 11 bankruptcy filing. In order to effect the plan, the parent company has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York and has announced that it expects to file a plan of reorganization in the near future. At March 30, 2002, all amounts due from Williams Communications, LLC were current and, based on our historical collections from Williams Communications, LLC and all publicly available financial information, we have determined that no allowance for uncollectible amounts is necessary at this time.

     If the reorganization of Williams Communications Group, Inc. affects the operations of Williams Communications, LLC, or if Williams Communications, LLC files bankruptcy in the future, we cannot be certain when or if we will receive the outstanding payments, and if we do, how much we will actually receive. In addition, there may be other provisions under bankruptcy laws that would affect our ability to collect any amounts owed and may affect some payments that we have already received. Bankruptcy laws may also allow Williams Communications LLC, under certain circumstances, to reject our purchase agreement. We continue to evaluate the need for allowances for accounts receivable and can give no assurances we will not be required to reserve some or all of these outstanding amounts in the future.

     Restructuring and Other Charges. Recently, after continued unfavorable economic conditions and continued lack of expected customer wins and product sales, our Board of Directors approved plans for the reduction of operations including the consolidation of facilities, reduction of employees and the discontinuation of certain product lines. In addition, we evaluated the recoverability of the carrying value of our inventory and long-lived assets. As a result, we recorded charges associated with estimated excess inventory and open purchase commitments based on projected sales volumes, facility consolidation costs based on assumed exit costs and time tables, disposal of property and equipment based on estimated salvage values and goodwill impairment charges based on estimated discounted future cash flows. If actual results differ significantly from our estimates and assumptions, we will adjust our reserves and allowances accordingly.

     Goodwill and Other Intangible Assets. We have recorded goodwill and intangibles resulting from our acquisitions. Through December 29, 2001, goodwill and intangibles have been amortized on a straight-line basis over their respective lives of between 3 and 5 years. Upon the adoption of SFAS No. 142 on December 30, 2001, we ceased amortizing goodwill and will perform an annual impairment analysis to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

     Litigation. In July 2000, Ciena Corporation ("Ciena") informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. The original trial date of April 1, 2002 was postponed by the court and a new trial date has not been set. The litigation is currently in the pre-trial phase and a pre-trial conference is currently scheduled for July 30, 2002.

     Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to our initial public offering on behalf of all persons who purchased our stock between July 28, 2000 and the filing of the complaints. Each of the complaints names as defendants: Corvis, our directors and officers who signed the registration statement in connection with our initial public offering, and certain of the underwriters that participated in our initial public offering. The complaints allege that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of our common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys' and experts witness' fees and other costs.

     By order October 12, 2001, the court appointed an executive committee of six plaintiffs' law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for the judge's recusal. The judge denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of the judge in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants' application for a writ of mandamus seeking the judge's recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the IPO allocation actions, including the Corvis action. On May 23, 2002, all parties are scheduled to participate in a conference at which the court will set a briefing schedule for motions to dismiss the amended complaints. Dispositive motions have not yet been filed. No discovery has occurred.

     Based on the status of the litigation, we cannot reasonably predict the likelihood of any potential outcome. We continue to monitor the status of the litigation, however we can give no assurances that an unfavorable outcome will not result in future charges.

Results of Operations

Three months ended March 30, 2002 compared to three months ended March 31, 2001

     Revenue. Revenue decreased to $8.7 million for the three months ended March 30, 2002 from $84.1 million for the three months ended March 31, 2001. The decrease in revenue is attributable to the decreased sales of our products. Revenue for the three months ended March 30, 2002 and March 31, 2001 are attributable to three and two customers, respectively. Service revenues, including maintenance, training and support totaled $1.5 million and $0.6 million for the three months ended March 30, 2002 and March 31, 2001, respectively.

     Gross Profit (loss). Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. In association with our restructuring plans and excess inventories due to reduced capital expenditures by telecommunication carriers, during the first quarter of 2002 we recorded cost of revenue charges totaling $4.3 million.

     Gross profit (loss) decreased to $(2.1) million for the three months ended March 30, 2002 from $31.2 million for the three months ended March 31, 2001. Gross margin as a percentage of revenue decreased to (23.9)% for the three months ended March 30, 2002 from 37.1% for the three months ended March 31, 2001. Excluding inventory write-downs and other charges of $4.3 million for the three months ended March 30, 2002, gross profit and gross margin were $2.2 million and 25.6%, respectively. Due to current competitive and economic pressures on our prices, we expect that gross margin, excluding inventory write-downs and other charges, may decrease in the coming quarters.

     Research and Development Expense, Excluding Equity-Based Expense. Research and development expense, excluding equity-based expense, consists primarily of salaries and related personnel costs, test and prototype expenses related to the design of our hardware and software products, laboratory costs and facilities costs. All costs related to product development, both hardware and software, are recorded as expenses in the period in which they are incurred. Due to the timing and nature of the expenses associated with research and development, significant quarterly fluctuations may result. We believe that research and development is critical to achieving current and future strategic product objectives.

     Research and development expenses, excluding equity-based expense, decreased to $29.1 million for the three months ended March 30, 2002 from $41.0 million for the three months ended March 31, 2001. The decrease in expenses was primarily attributable to the effect of cost saving initiatives including staff reductions, facilities and equipment consolidation and the curtailment of certain discretionary spending.

     Sales and Marketing, Excluding Equity-Based Expense. Sales and marketing expense, excluding equity-based expense consists primarily of salaries and related personnel costs, laboratory trial systems provided to customers, trade shows, other marketing programs and travel expenses.

     Sales and marketing expenses, excluding equity-based expense, decreased to $11.2 million for the three months ended March 30, 2002 from $15.4 million for the three months ended March 31, 2001. The decrease in expenses was primarily attributable to staff reductions and decreases in promotional and trade show activities, partially offset by expenses related to laboratory systems provided to current and potential customers.

     General and Administrative Expense, Excluding Equity-Based Expense. General and administrative expense, excluding equity-based expense consists primarily of salaries and related personnel costs, information systems support, recruitment expenses and facility demands associated with establishing the proper infrastructure to support our organization. This infrastructure consists of executive, financial, legal, information systems and other administrative responsibilities.

     General and administrative expenses decreased to $6.0 million for the three months ended March 30, 2002 from $11.0 million for the three months ended March 31, 2001. The decrease in expenses was primarily attributable to the effect of cost saving initiatives including staff reductions, facilities consolidation and the curtailment of certain discretionary spending.

     Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value prior to our initial public offering.

     Equity-based expense related to research and development, sales and marketing and general and administrative functions for the three months ended March 30, 2002 decreased to $20.0 million from $25.6 million for the three months ended March 30, 2001. The decrease in equity-based compensation resulted from a decrease in employee headcount.

     Amortization of Intangible Assets. Amortization of intangible assets relates to the amortization of certain intangible assets with finite lives. As a result of the issuance of SFAS No. 142, we no longer record amortization of goodwill on a straight-line basis, rather goodwill will be tested at least annually for impairment. There may be more volatility in reported income (loss) than previous standards because impairment losses are likely to occur irregularly and in varying amounts.

     Amortization of intangible assets expenses decreased to $2.9 million for the three months ended March 30, 2002 from $52.2 million for the three months ended March 31, 2001. The decrease was primarily attributable to the discontinuation of amortization of goodwill resulting from the acquisition of Algety Telecom S.A., which resulted in approximately $876.7 million in goodwill, excluding the impacts of the impairment charges described above, that was being amortized over five years.

     Interest Income (Expense), Net. Interest income, net of interest expense, decreased to $2.8 million for the three months ended March 30, 2002 from $13.2 million of net interest income for the three months ended March 31, 2001. The decrease was primarily attributable to lower average invested cash balances and lower average returns on investments.

Liquidity and Capital Resources

     Since inception through March 30, 2002, we have financed our operations, capital expenditures and working capital primarily through public and private sales of our capital stock, borrowings under credit and lease facilities and cash generated from product sales. At March 30, 2002, our cash and cash equivalents and short-term investments totaled $612.4 million.

     Net cash used in operating activities was $41.1 million and $72.2 million for the three months ended March 30, 2002 and March 31, 2001, respectively. Cash used in operating activities for the three months ended March 30, 2002 was primarily attributable to a net loss of $71.0 million, $1.1 million of inventory increases, and an increase in accounts receivable of $3.5 million, partially offset by non-cash expense items approximating $36.5 million including restructuring and other charges of $5.1 million, depreciation and amortization of $11.4 million and equity-based expense of $20.0 million.

     Net cash used in investing activities for the three month ended March 30, 2002 and March 31, 2001 was $14.8 million and $59.7 million, respectively. The decrease in net cash used in investing activities for the three months ended March 30, 2002 was primarily attributable to reductions in capital expenditures.

     Net cash used in financing activities for the three months ended March 30, 2002 was $0.9 million, primarily attributable to the repayment of principal on notes and capital leases. Net cash used in financing activities for the three months ended March 31, 2001 was $12.8 million, primarily attributable to an increase in restricted cash deposits and other non-current assets.

     As of March 30, 2002, long-term restricted cash totaled $2.4 million associated with outstanding irrevocable letters of credit relating to lease obligations for various manufacturing and office facilities and other business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each respective lease term or agreement term.

     Due to current economic conditions, we have and may be required to sell our product to future customers at lower margins or be required to provide customers with financing which could result in reduced gross margins, extended payment terms or delayed revenue recognition, all of which could have a negative impact on our liquidity, capital resources and results of operations.

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

     We believe that our current cash and cash equivalents, short-term investments and cash generated from product sales will satisfy our expected working capital, capital expenditure and investment requirements through at least the next twelve months.

     If cash on hand and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. To the extent that we raise additional capital through the sale of equity or debt securities, the issuance of such securities could result in dilution to our existing shareholders. If additional funds are raised through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Increasingly, as a result of the financial demands of major network deployments, carriers are looking to their suppliers for financing assistance. From time to time, we have and may continue to provide or commit to extend credit or credit support to our customers as we consider appropriate in the course of our business.

Dorsal Networks

     On January 29, 2002, we announced that we had signed a definitive merger agreement to acquire Dorsal Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions. Subject to the satisfaction of various closing conditions, including the approval by our shareholders and the shareholders of Dorsal, we will acquire Dorsal in a stock transaction for an estimated 41,700,000 shares of common stock. Our shareholders meeting is scheduled for May 10, 2002. The acquisition will be accounted for under the "purchase" method of accounting. Under the purchase method, the purchase price of Dorsal will be allocated to identifiable assets and liabilities acquired from Dorsal, with the excess being treated as goodwill. We preliminarily estimate that the acquisition will result in an in-process research and development charge of approximately $34.6 million as well as the recognition of certain intangible assets of $30.8 million, which will be amortized over an estimated life of five years. In addition, the acquisition will result in goodwill of approximately $8.8 million, which will have an indefinite life, but will be subject to periodic impairment tests. Dr. David R. Huber, our President and Chief Executive Officer, owns, directly or indirectly, approximately 31 percent of the outstanding stock of Dorsal.

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

Interest Rate Sensitivity

     We maintain a portfolio of cash equivalents and short-term investments in a variety of securities including: commercial paper, certificates of deposit, money market funds and government and non-government debt securities. Substantially all amounts are in money market funds as well as high grade, short-term commercial paper and certificates of deposit, the value of which is generally not subject to interest rate changes. We believe that a 10% increase or decline in interest rates would not be material to our investment income or cash flows. Our long-term debt obligations bear fixed interest rates. As such, we have minimal cash flow exposure due to general interest rate changes associated with our long-term debt obligations.

Foreign Rate Sensitivity

     We primarily operate in the United States; however, we have expanded operations to include research and development and sales offices in various European countries. As a result, we may have sales in foreign currencies exposing us to foreign currency rate fluctuations. For the three months ended March 30, 2002, we recorded limited sales in a foreign currency. We are exposed to the impact of foreign currency changes, associated with the Euro, for financial instruments held by our European subsidiaries. These instruments are limited to cash and cash equivalents and trade receivables. It is the policy of management to fund foreign operations on a monthly basis, thus minimizing average cash and overnight investments in the Euro. At March 30, 2002, our European subsidiaries maintained cash and cash equivalents and trade accounts receivable of approximately (Euro) 7.1 million. We believe that a 10% increase or decline in the Euro exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     By letter dated July 10, 2000, Ciena Corporation ("Ciena") informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. The original trial date of April 1, 2002 was postponed by the court and a new trial date has not been set. We are currently in the pre-trial phase of the litigation and a pre-trial conference is scheduled for July 30, 2002.

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

     Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to our initial public offering on behalf of all persons who purchased our stock between July 28, 2000 and the filing of the complaints. Each of the complaints names as defendants: Corvis, our directors and officers who signed the registration statement in connection with our initial public offering, and certain of the underwriters that participated in our initial public offering. The complaints allege that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of our common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys' and experts witness' fees and other costs.

     By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs' law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for Judge Scheindlin's recusal. Judge Scheindlin denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of Judge Scheindlin in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants' application for a writ of mandamus seeking Judge Scheindlin's recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the actions, including the Corvis action. On May 23, 2002, all parties are scheduled to participate in a conference at which, the court will set a briefing schedule for motions to dismiss the amended complaints. Dispositive motions have not yet been filed. No discovery has occurred. We intend to vigorously defend ourselves and our officers and directors.

Item 2. Changes in Securities and Use of Proceeds

(a)  None.

(b)  None.

(c)  None

(d)  Not applicable.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  No exhibits are required to be filed herewith.

(b) On January 30, 2002, we filed a Current Report on Form 8-K dated January 29, 2002 announcing our agreement to acquire Dorsal Networks, Inc Attached as an exhibit to that report was a copy of the press release announcing the merger.

     On February 1, 2002, we filed an amendment to our January 29, 2002 Current Report on Form 8-K. Attached as an exhibit to the amendment was the Agreement and Plan of Merger among Corvis Corporation, Corvis Acquisition Company, Inc., and Dorsal Networks, Inc., dated as of January 29, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Corvis Corporation

Date: May 9, 2002            /s/ Lynn D. Anderson
                               ------------------------------------------------
                               Lynn D. Anderson
                               Senior Vice President, Chief Financial
                                  Officer and Treasurer

Date: May 9, 2002            /s/ Timothy C. Dec
                               ------------------------------------------------
                               Timothy C. Dec
                               Vice President, Chief Accounting Officer and
                                  Corporate Controller