Form 10-Q
period 2002-06-29
CORVIS CORP
filed 2002-08-13
CIK 1060490

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002

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

                             Yes ___X____ No_______

Number of shares of Common Stock, $0.01 par value, outstanding at July 31, 2002:
411,482,833.

                                TABLE OF CONTENTS

                                                                                                                             Page

                         Part I - Financial Information

Item 1.    Financial Statements

              Unaudited condensed consolidated balance sheets as of December 29, 2001 and June 29, 2002                         2

              Unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2001 and
              June 29, 2002                                                                                                     3

              Unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2001 and June 29,
              2002                                                                                                              4

              Notes to unaudited condensed consolidated financial statements                                                    5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                               15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                          28


                           Part II - Other Information

Item 1.    Legal Proceedings                                                                                                   29

Item 2.    Changes in Securities and Use of Proceeds                                                                           30

Item 3.    Defaults upon Senior Securities.                                                                                    30

Item 4.    Submission of Matters to a Vote of Security Holders.                                                                30

Item 5.    Other Information                                                                                                   31

Item 6.    Exhibits and Reports on Form 8-K                                                                                    31


                         PART I - Financial Information

Item 1.  Financial Statements.

                       CORVIS CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                                                 December 29,          June 29,
                                                                               -----------------     ------------
                                                                                     2001                2002
ASSETS
Current assets:
         Cash and cash equivalents                                               $    638,872       $    541,085
         Short-term investments                                                        21,907             43,014
         Trade accounts receivable                                                     33,676             15,915
         Inventory, net                                                                96,426             91,135
         Other current assets                                                          17,486             14,251
                                                                                 ------------       ------------
                  Total current assets                                                808,367            705,400

Restricted cash, long-term                                                              2,417              2,409
Property and equipment, net                                                           134,393            125,739
Goodwill and other intangible assets, net                                              21,429             67,203
Other long-term assets, net                                                            12,219              6,187
                                                                                 ------------      -------------
                  Total assets                                                   $    978,825      $     906,938
                                                                                 ============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

         Notes payable, current portion                                          $        126       $        102
         Capital lease obligations, current portion                                     6,796              5,399
         Accounts payable                                                              14,488             16,578
         Accrued expenses and other liabilities                                        36,402             35,870
         Provision for restructuring and other charges                                 24,050              9,598
                                                                                  -----------        -----------
                  Total current liabilities                                            81,862             67,547
Noncurrent liabilities:
         Notes payable, net of current portion                                          2,959              2,650
         Capital lease obligations, net of current portion                              1,743                409
         Deferred lease liability and other                                             3,408              3,050
                                                                                  -----------        -----------
                  Total liabilities                                                    89,972             73,656

Commitments and contingencies
Stockholders' equity:
         Common stock--$0.01 par value; 1,900,000,000 shares authorized;
                  362,687,909 shares issued and outstanding as of December
                  29, 2001; 411,166,642 shares issued and outstanding as of
                  June 29, 2002                                                         3,621              4,106


         Additional paid-in capital                                                 2,648,955          2,780,535
         Shareholder notes receivable                                                       -                (32)
         Accumulated other comprehensive loss:
                  Foreign currency translation adjustment                             (10,796)            (8,250)
                  Accumulated deficit                                              (1,752,927)        (1,943,077)
                                                                                 ------------       ------------
                  Total stockholders' equity                                          888,853            833,282
                                                                                 ------------       ------------
                  Total liabilities and stockholders' equity                     $    978,825       $    906,938
                                                                                 ============       ============

           See accompanying notes to unaudited condensed consolidated financial statements.

                       CORVIS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                  Three Months Ended                Six Months Ended
                                                               -------------------------       --------------------------
                                                                June 30,       June 29,        June 30,         June 29,
                                                                  2001           2002            2001             2002
                                                                --------       ---------        -------         ---------
Revenue                                                      $     64,959    $      3,022   $    149,046       $     11,739
Costs of Revenue:
         Product Sales                                             40,542           2,233         93,445              8,722
         Inventory write-downs and other
            charges                                                99,166           1,738         99,166              6,046
                                                             ------------    ------------   ------------       ------------
         Gross profit (loss)                                      (74,749)           (949)       (43,565)            (3,029)
Operating expenses:
         Research and development, exclusive of
            equity-based                                           41,950          33,085         82,925             62,143
         Sales and marketing, exclusive of
            equity-based expense                                   15,101          13,988         30,512             25,193
         General and administrative, exclusive of
            equity-based expense                                    8,533          11,131         19,512             17,176
         Equity-based expense:
            Research and development                               12,653           6,467         25,428             15,060
            Sales and marketing                                     3,632           2,954          7,295              6,136
            General and administrative                              9,154           7,601         18,349             15,781
         Amortization of intangible assets                         49,631           4,258        101,876              7,175
         Purchased research and development                             -          34,580              -             34,580
         Restructuring, impairment and other
            charges                                               606,735           1,792        606,735              4,351
                                                             ------------    ------------   ------------       ------------
                  Total operating expenses                        747,389         115,856        892,632            187,595
                                                             ------------    ------------   ------------       ------------
                  Operating loss                                 (822,138)       (116,805)      (936,197)          (190,624)
Interest income (expense) and other, net                              306          (2,305)        13,536                478
                  Net loss                                   $   (821,832)   $   (119,110) $   (922,661)      $   (190,146)
                                                             ============    ============   ============       ===========
Other comprehensive income (loss) -- Foreign
     currency translation adjustment                              (24,402)          3,400        (80,675)             2,547
                                                             ------------    ------------   ------------       ------------
         Comprehensive loss                                  $   (846,234)   $   (115,710)  $ (1,003,336)      $   (187,599)

Basic and diluted net loss per common share                  $      (2.36)   $      (0.31)  $      (2.67)      $     (0.51)
                                                             ============    ============   ============       ===========
Weighted average number of common shares
     outstanding                                                  347,909         383,412        345,172            373,302


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       CORVIS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         Six Months Ended
                                                                                   ----------------------------
                                                                                    June 30,           June 29,
                                                                                      2001              2002
                                                                                    --------           --------

Cash flows from operating activities:
Net loss                                                                          $  (922,661)          $(190,146)
Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amortization                                       122,768              24,684
                  Equity-based expense                                                 51,072              36,977
                  Purchased research and development                                        -              34,580
                  Restructuring, impairment and other charges                         671,959              10,460
                  Changes in operating assets and liabilities:
                        Decrease (increase) in accounts receivable                    (51,354)             17,761
                        Decrease (increase) in inventory, net                         (23,474)              3,751
                        Decrease (increase) in other assets                            (3,740)              5,108
                        Increase (decrease) in accounts payable and accrued
                        expenses                                                        4,437             (10,184)
                                                                                   ----------            --------
                  Net cash used in operating activities                              (150,993)            (67,009)
                                                                                   ----------            --------
Cash flows from investing activities:
                  Purchase of property and equipment                                  (86,103)            (13,011)
                  Cash acquired in business combination                                     -               6,013
                  Purchase of short-term investments                                        -             (21,107)
                  Increase in deposits and other non-current assets                   (15,150)                  -
                                                                                   ----------            --------
                  Net cash used in investing activities                              (101,253)            (28,105)
                                                                                   ----------            --------
Cash flows from financing activities:
                  Restricted cash                                                           -                   8
                  Payments on note payable and capital leases                          (1,674)             (3,062)
                                                                                   ----------            --------
                  Proceeds from the issuance of stock                                   3,776                 896
                                                                                   ----------            --------
                  Net cash provided by (used in) financing activities                   2,102              (2,158)
                                                                                   ----------            --------
                  Effect of exchange rate changes on cash and cash equivalents         (3,008)               (515)
                                                                                   ----------            --------
                  Net decrease in  cash and cash equivalents                         (253,152)            (97,787)
                                                                                   ----------            --------
Cash and cash equivalents--beginning                                                1,024,758             638,872
                                                                                   ==========           =========
Cash and cash equivalents--ending                                                 $   771,606           $ 541,085
                                                                                   ==========           =========
Supplemental disclosure of cash flow information:
                  Interest paid                                                   $     1,001           $     649
                                                                                   ==========           =========
Supplemental disclosure of noncash activities:
                  Obligations under capital lease                                 $     5,699           $       -
                  Purchase business combinations consideration paid with
                     common stock                                                            -             91,818


           See accompanying notes to unaudited condensed consolidated financial statements.

                      CORVIS CORPORATION AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)



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

                      CORVIS CORPORATION AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)



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

(2)      Inventory Write-downs, Restructuring and Other Charges

         During 2001 and the first six months of 2002, unfavorable economic conditions resulted in reduced capital expenditures by telecommunications service providers causing a sharp decline in the demand for the Company's products. In response to these conditions, in the second, third and fourth quarters of 2001, the Company implemented restructuring plans designed to decrease the Company's operating expenses and to align resources for long-term growth opportunities. These plans included the closure of the Company's Canadian operations. Additionally, the Company evaluated the recoverability of the carrying value of its inventory and long-lived assets in light of the economic environment, the delay of customer network buildouts and projected sales. As a result, the Company recorded charges of approximately $1.0 billion in the year ended December 29, 2001. These charges were comprised of $216.5 million in cost of revenue charges associated with inventory write downs; $77.7 million associated with consolidation of excess facilities and write-downs of idle equipment and workforce reductions; $711.5 million associated with the write-down of goodwill generated in the acquisition of Algety Telecom S.A.; and $12.3 million associated with permanent impairment charges on strategic equity investments carried at cost.

         During the six months ended June 29, 2002, the Company continued to develop and implement additional restructuring plans including work force reduction programs that resulted in head count reductions of approximately 180 positions. In addition, the Company continued to evaluate the carrying value of its inventory and long-lived assets. Based on these actions, the Company recorded charges of approximately $15.2 million in the six months ended June 29, 2002, including $6.9 million recorded in the three months ended March 30, 2002 and $8.3 million recorded in the three months ended June 29, 2002, net of $8.1 million of adjustments to prior restructuring accruals. Adjustments predominantly relate to better than expected resolutions of excess inventory purchase commitments and resolution of contingencies associated with the cost of exiting certain excess facilities.

                      CORVIS CORPORATION AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)



     Selected information regarding these charges are as follows:

                                                                                                   Interest
                                                                                                  Income and
                                  Cost of Revenue        Restructuring and Other Charges             Other
                                  ---------------    ------------------------------------------   ------------
                                       Special
                                     Charges,
                                     Inventory
                                    Write-downs
                                   Contract Total
                                     Losses and                                  Restructuring     Impairment
                                      Purchase       Workforce       Facility       and Other           of
                                    Commitments      Reduction     Consolidation     Charges        Investments     Total
                                    -----------      ---------     -------------     -------        -----------     -----
Restructuring liability as of
December 29, 2001                     $  15,313      $   1,146        $   7,591       $  8,737      $     --     $24,050

Quarter ended March 30, 2002:

Restructuring and other charges           4,307          2,599               --          2,599            --       6,906
Non-cash charges                         (4,307)          (775)              --           (775)           --      (5,082)
Cash Payments                            (5,002)        (2,034)            (151)        (2,185)           --      (7,187)

Quarter ended June 29, 2002:

Restructuring and other charges           6,895          4,232              500          4,732         4,771      16,398
Non-cash charges                         (6,895)        (1,847)              --         (1,847)       (4,771)    (13,513)
Cash payments                            (2,396)        (1,394)            (176)        (1,570)           --      (3,966)
Accretion of interest                        --             --              127            127            --         127
Adjustments of prior estimates           (5,155)            --           (2,980)        (2,980)           --      (8,135)
                                      ---------      ---------        ---------       --------      --------     -------
Restructuring liability as of
June 29, 2002                         $   2,760      $   1,927        $   4,911       $  6,838      $     --     $ 9,598
                                      =========      =========        =========       ========      ========     =======

(3)  Inventory

     Inventories are comprised of the following:


                                                                 December 29,      June 29,
                                                                     2001            2002
                                                                 ------------       -------
Raw materials                                                      $ 197,549       $ 200,922
Work-in-process                                                       17,037          12,348
Finished goods                                                        52,268          64,641
Less:  reserve for excess inventory and obsolescence                (170,428)       (186,776)
         Inventory, net                                            $  96,426       $  91,135


(4) Basic and Diluted Net Loss Per Share Basic and diluted net loss per share are computed as follows (in thousands, except per share data):

                       CORVIS CORPORATION AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)




                                                                     Three Months Ended
                                                                  --------------------------
                                                               June 30,              June 29,
                                                                 2001                 2002
                                                              ----------          -----------

  Net loss                                                    $  (821,832)        $  (119,110)
  Basic and diluted weighted average common shares                347,909             383,412
  Basic and diluted net loss per common share                 $     (2.36)        $     (0.31)

                                                                       Six Months Ended
                                                                 ----------------------------
                                                                 June 30,             June 29,
                                                                   2001                 2002
                                                               ----------             ---------
  Net loss                                                    $  (922,661)        $  (190,146)
  Basic and diluted weighted average common shares                345,172             373,302
  Basic and diluted net loss per common share                 $     (2.67)        $     (0.51)


         Options and warrants outstanding as of June 29, 2002 to purchase 54,299 and 7,594 shares of common stock, respectively, and 1,772 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three and six months ended June 29, 2002 as their inclusion would be anti-dilutive.

         Options and warrants outstanding as of June 30, 2001 to purchase 47,975 and 7,635 shares of common stock, respectively, and 10,187 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three and six months period ended June 30, 2001 as their inclusion would be anti-dilutive.

(5) Dorsal Acquisition

         On May 16, 2002, the Company completed its acquisition of Dorsal Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions for 41,809 shares of common stock valued at approximately $91.8 million. The acquisition was accounted for under the "purchase" method of accounting. Under the purchase method, the purchase price of Dorsal was allocated to identifiable assets and liabilities acquired from Dorsal, with the excess being treated as goodwill.

                       CORVIS CORPORATION AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)



         The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition which is based on an independent valuation.

Current assets                                                 $     6,632
Property and equipment                                               5,506
Other assets                                                           577
Patents                                                             30,799
In-process research and development                                 34,580
Goodwill                                                            19,089
      Total assets acquired                                         97,183
Current liabilities                                                 (5,365)
      Total liabilities assumed                                     (5,365)
      Net assets acquired                                      $    91,818
                                                               ============

         Acquired patents will be amortized over an estimated life of five years. Goodwill will have an indefinite life, but will be subject to periodic impairment tests. In process research and development was expensed during the year ended June 29, 2002. Dr. David R. Huber, the Company's Chairman and Chief Executive Officer, owned, directly or indirectly, approximately 31 percent of the outstanding stock of Dorsal.

         The following unaudited pro forma data summarizes the results of operations for the period indicated as if the Dorsal acquisition had been completed as of the beginning of the periods presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.


                                                          Three Months Ended
                                                    ------------------------------
                                                     June 30,             June 29,
                                                       2001                 2002
                                                    ---------           ----------

Revenues                                           $    64,959         $     3,022
Net Loss                                              (834,427)           (132,256)
Basic and diluted net loss per share               $     (2.40)        $     (0.34)


                                                            Six Months Ended
                                                     ------------------------------
                                                     June 30,             June 29,
                                                       2001                 2002
                                                     --------             ---------
Revenues                                           $     149,046       $    11,739
Net Loss                                                (948,956)         (277,112)
Basic and diluted net loss per share               $       (2.75)      $     (0.58)

                      CORVIS CORPORATION AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)



(6)      Legal Matters

         In July 2000, Ciena Corporation ("Ciena") informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. The original trial date of April 1, 2002 was postponed by the court and a new trial date has not been set. The litigation is currently in the pre-trial phase, however, and a pre-trial conference originally scheduled for July 30, 2002 has been rescheduled for September 9, 2002. Based on the status of the litigation, the Company cannot reasonably predict the likelihood of any potential outcome.

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

         By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs' law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for the judge's recusal. The judge denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of the judge in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving

                      CORVIS CORPORATION AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)




underwriter defendants' application for a writ of mandamus seeking the judge's recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the IPO allocation actions, including the Corvis action. On May 23, 2002, a conference was held at which the court set a briefing schedule for the filing of motions to dismiss the amended complaints. On July 1, 2002, the underwriter defendants filed their motion to dismiss the amended complaints. On July 15, 2002, the issuer defendants filed their motion to dismiss the amended complaints. The briefing on the motions to dismiss is scheduled to be completed by the end of September 2002. No discovery has occurred.

         It is the position of Company management that, at this time, it is not possible to estimate the amount of a probable loss, if any, that might result from this matter. Accordingly, no provision for this matter has been made in the Company's consolidated financial statements.

(7)      Concentrations

         The Company has relied on four customers for all of its revenue:
Williams Communications, LLC, Broadwing Communications Services, Inc., Telefonica de Espana S.A.U. and France Telecom. No revenue has been recorded from our fifth customer, Qwest Communications Corporation. The Company expects that a significant portion of its future revenue will continue to be generated by a limited number of customers. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially adversely affect the Company's financial condition or operating results.

         At June 29, 2002, $7.7 million, or 48 percent, of the Company's trade accounts receivable are due from Williams Communications, LLC, with the balance due from Broadwing Communications Services, Inc. and France Telecom. Subsequent to June 29, 2002, Williams Communications, LLC paid the Company approximately $7.4 million of the accounts receivable as it became due. The remaining outstanding amount owed to the Company from Williams Communications, LLC is $0.3 million. This amount is not yet due and is not subject to any setoff, counter-claim, reduction or right of recoupment of any kind known to the Company. At June 29, 2002, all amounts due from Williams Communications, LLC were current and, based on the Company's historical collections from Williams Communications, LLC and all publicly available financial information, the Company has determined that no allowance for uncollectable amounts is necessary at this time.

         On April 22, 2002, Williams Communications Group, Inc., the parent holding company of Williams Communications, LLC, entered into an agreement with its principal creditor groups which contained the significant terms of a debt restructuring requiring a negotiated Chapter 11 bankruptcy filing. In order to effect the restructuring, the parent company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on April 22, 2002, which was amended on July 30,

                      CORVIS CORPORATION AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)



2002. Williams Communications, LLC, the entity which is obligated to the Company, has not filed for bankruptcy and continues to operate outside of bankruptcy.

         In addition to the Chapter 11 reorganization plan, Williams Communications Group, Inc. also filed a motion seeking approval of a settlement agreement between various creditors of Williams Communications Group, Inc., which contains the terms of a negotiated restructuring of the finances of Williams Communications Group, Inc. and affiliated companies, including Williams Communications, LLC. The Chapter 11 reorganization plan provides that Williams Communications, LLC will not file a bankruptcy case. As in all court proceedings, the approval and success of Williams Communications Group, Inc.'s Chapter 11 reorganization plan, and the ability of Williams Communications LLC to remain outside of bankruptcy, cannot be guaranteed.

         If Williams Communications, LLC files for bankruptcy in the future, the Company cannot be certain when or if the Company will receive the outstanding accounts receivable, and if so, how much will actually be received. In addition, there may be other provisions under bankruptcy laws that would affect the Company's ability to collect any amounts owed and may affect some payments that the Company has already received. Bankruptcy laws may also allow Williams Communications, LLC, under certain circumstances, to reject the Company's purchase agreement. The Company continues to evaluate the need for allowances for accounts receivable and can give no assurances that some or all of these outstanding amounts will not be reserved for in the future.

(8)      Recent Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations," in August 2001. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. The company is required to adopt SFAS 143 on January 1, 2003. The adoption of this standard did not have a material effect on the company's results of operations.

         The FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April 2002. SFAS 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to the extinguishment of debt are effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modifications are effective for transactions occurring after May 15, 2002. The company does not believe this standard will have a material impact on its results of operations.

                      CORVIS CORPORATION AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)



         The FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" in June 2002. SFAS 146 nullifies previous guidance on this issue and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured at its fair value in the period in which the liability is incurred. The company is required to adopt the provisions of this statement for exit or disposal activities initiated after December 31, 2002. The Company is assessing the impact that the adoption of this standard will have on the company's results of operations.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, provides for classification of workforce intangibles as goodwill and requires periodic evaluations of impairment of goodwill balances. SFAS No. 141 and 142 are effective January 1, 2002, except for acquisitions occurring on or after July 1, 2001, for which the provisions of SFAS No. 141 and 142 are applicable. Accordingly, through December 29, 2001, the Company continued to amortize goodwill.

         Had the amortization provisions of SFAS No. 142 been applied as of January 1, 2001, for all of the Company's acquisitions, the Company's income
(loss) and earnings (loss) per share would have been as follows:

                                                                                         Three Months Ended
                                                                                   -------------------------------
                                                                                   June 30, 2001     June 29, 2002
                                                                                   -------------     -------------

Net loss, as reported                                                           $       821,832       $    119,110
Goodwill amortization                                                                   (49,074)                --
Workforce in place amortization                                                            (115)                --
                                                                                ---------------       ------------
Net loss, as adjusted                                                           $       772,643       $    119,110
                                                                                ===============       ============
Basic and diluted per share data:
   Net loss per common share, as reported                                       $         (2.36)       $     (0.31)
   Goodwill and workforce in place amortization per common share                           0.14                 --
                                                                                ---------------       ------------
   Net loss per common share, as adjusted                                       $         (2.22)       $     (0.31)
                                                                                ===============       ============

                                                                                          Six Months Ended
                                                                                 June 30, 2001        June 29, 2002
                                                                                 -------------        -------------
Net loss, as reported                                                           $       922,661       $    190,146
Goodwill amortization                                                                   (95,538)                --
Workforce in place amortization                                                            (223)                --
                                                                                ---------------       ------------
Net loss, as adjusted                                                           $       826,900       $    190,146
                                                                                ===============       ============

Basic and diluted per share data:
   Net loss per common share, as reported                                       $         (2.67)       $     (0.51)
   Goodwill and workforce in place amortization per common share                           0.28                 --
                                                                                ---------------       ------------
   Net loss per common share, as adjusted                                       $         (2.39)       $     (0.51)
                                                                                ===============       ============

                      CORVIS CORPORATION AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)



         As of January 1, 2002, the Company reclassified approximately $0.7 million of intangible assets associated with an acquired employee workforce from intangible assets to goodwill, which in accordance with SFAS No. 142, are no longer separately identifiable from goodwill. As of June 29, 2002, the Company had approximately $69.5 million of intangible assets ($45.8 million net of accumulated amortization) related to patents and intellectual property, which are being amortized straight-line over a period of three years. The Company has amortization expense of $1.9 million during the six months ended June 29, 2002 and anticipates amortization expense to be the following for the next five years:

                 Estimated Amortization Expense:
                      For the year ended 12/31/02:                 $18,492
                      For the year ended 12/31/03:                 $17,771
                      For the year ended 12/31/04:                 $10,966
                      For the year ended 12/31/05:                 $4,141
                      For the year ended 12/31/06:                 $  -


         In August 2001, the Financial Accounting Standard Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions", for the disposal of segments of a business (as previously defined in that opinion). The adoption of SFAS No. 144 did not have any effect on the Company's results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following discussion and analysis along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report and in conjunction with our Form 10-K for the year ended December 29, 2001 filed on March 21, 2002 with the Securities and Exchange Commission.

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

         Broadwing has agreed to purchase at least $200 million of our products and services as part of a multi-year purchase agreement. Since successfully completing field trials in July 2000, Broadwing has deployed a wide range of our optically optimized networking products, including the all-optical switch, to create a national all-optical network that has been in service for over a year. Sales to Broadwing continue as part of network expansions and maintenance. Cumulative sales to Broadwing through June 29, 2002 total $190.6 million.

         In 2001, Williams accepted a field trial system and agreed to purchase up to $300 million of our products and services as part of a multi-year purchase agreement, approximately $85 million of which must be purchased prior to December 31, 2003. Williams has deployed our switching and transport equipment to create a national all-optical network, which is currently in service carrying commercial traffic. Cumulative sales to Williams through June 29, 2002 total $75.1 million.

         At June 29, 2002, $7.7 million, or 48 percent, of our trade accounts receivable are due from Williams Communications, LLC, with the balance due from Broadwing and France

         Telecom. Subsequent to June 29, 2002, Williams Communications, LLC paid us approximately $7.4 million of the accounts receivable as it became due. The remaining outstanding amount owed to us from Williams Communications, LLC is $0.3 million. This amount is not yet due and is not subject to any setoff, counter-claim, reduction or right of recoupment of any kind known to the Company. At June 29, 2002, all amounts due from Williams Communications, LLC were current and, based on the Company's historical collections from Williams Communications, LLC and all publicly available financial information, the Company has determined that no allowance for uncollectable amounts is necessary at this time.

         On April 22, 2002, Williams Communications Group, Inc., the parent holding company of Williams Communications, LLC, entered into an agreement with its principal creditor groups which contained the significant terms of a debt restructuring requiring a negotiated Chapter 11 bankruptcy filing. In order to effect the restructuring, the parent company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York on April 22, 2002, which was amended on July 30, 2002. Williams Communications LLC, the entity which is obligated to the Company, has not filed for bankruptcy and continues to operate outside of bankruptcy.

         In addition to the Chapter 11 reorganization plan, Williams Communications Group, Inc. also filed a motion seeking approval of a settlement agreement between various creditors of Williams Communications Group, Inc., which contains the terms of a negotiated restructuring of the finances of Williams Communications Group, Inc. and affiliated companies, including Williams Communications, LLC. The Chapter 11 reorganization plan provides that Williams Communications, LLC will not file a bankruptcy case. As in all court proceedings, the approval and success of Williams Communications Group, Inc.'s Chapter 11 reorganization plan, and the ability of Williams Communications LLC to remain outside of bankruptcy, cannot be guaranteed.

         If Williams Communications, LLC files for bankruptcy in the future, we cannot be certain when or how much we will receive with respect to the outstanding accounts receivable. In addition, there may be other provisions under bankruptcy laws that would affect our ability to collect any amounts owed and may affect some payments that we have already received. Bankruptcy laws may also allow Williams Communications, LLC, under certain circumstances, to reject the purchase agreement. We continue to evaluate the need for allowances for accounts receivable and can give no assurances we will not be required to write-off some or all of these outstanding amounts.

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

         During the first quarter of 2002, we completed the first sales of our XF repeaterless link product to Telefonica de Espana, which was deployed between the island of Mallorca and Telefonica's backbone network in Spain. In April 2002, we sold a XF repeaterless link to France Telecom to upgrade its link between the European mainland and the island of Corsica. The relationships with Telefonica and France Telecom are in early stages and the agreements do not include significant purchase commitment levels, however, we hope to develop these arrangements into long-term business relationships.

         We have also entered into lab trials and agreements and discussions regarding laboratory and field trials with other carriers for our ON, OCS, XF products and transoceanic subsea products. Upon successful completion of these field trials, we hope to enter into agreements for commercial deployment with new customers.

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

         During the first six months of 2002, we implemented additional restructuring plans and continued to evaluate the carrying value of our inventory and long-term assets resulting in charges of $6.9 million and $8.3 million in the first and second quarter, respectively, net of adjustments to prior restructuring estimates.

         These charges related to plans that we adopted to reduce head count by approximately 180 positions, and to consolidate office, research and manufacturing facilities. In addition, adjustments were made to previously recorded restructuring accruals. Selected financial data related to these charges are as follows:

                                                                                                       Interest
                                                                                                      Income and
                                    Cost of Revenue          Restructuring and Other Charges            Other
                                    ---------------          -------------------------------          -----------
                                   Special Charges,
                                       Inventory
                                     Write-downs,
                                    Contract Losses                                    Total          Impairment
                                     and Purchase     Workforce     Facility     Restructuring and        of
                                      Commitments     Reduction   Consolidation    Other Charges      Investments     Total
                                      -----------     ---------   -------------    -------------      -----------     -----

Restructuring liability as of
    December 29, 2001                   15,313           1,146          7,591            8,737            --         24,050

Quarter ended March 30, 2002:
    Restructuring and other
    charges                              4,307           2,599             --            2,599            --          6,906
    Non-cash charges                    (4,307)           (775)            --             (775)           --         (5,082)
    Cash payments                       (5,002)         (2,034)          (151)          (2,185)           --         (7,187)

Quarter ended June 29, 2002:
    Restructuring and other
    charges                              6,895           4,232            500            4,732         4,771         16,398
    Non-cash charges                    (6,895)         (1,847)            --           (1,847)       (4,771)       (13,513)
    Cash payments                       (2,396)         (1,394)          (176)          (1,570)           --         (3,966)
    Accretion of interest                   --              --            127              127            --            127
    Adjustments of prior
    estimates                           (5,155)             --         (2,980)          (2,980)           --         (8,135)
                                        ------           -----         ------           ------         -----         ------

Restructuring liability as of
    June 29, 2002                        2,760           1,927          4,911            6,838            --          9,598
                                        ======           =====         ======           ======         =====         ======


         In June 2002, we announced that we were developing plans for the reorganization of its French subsidiary, Corvis Algety. Corvis Algety is a division of approximately 200 employees focusing primarily on research and development. We believe that the reorganization could involve the elimination of approximately 170 jobs at the division. French labor laws mandate specific procedures for reorganizations involving staff reductions. The procedures involve presentation of a plan and discussions with appointed worker representatives known as the "workers' committee" and with certain government entities. The workers' committee and authorities learn the reasons for the restructuring, and have an opportunity to provide their input on restructuring plans. To date, we have presented a plan to the workers' committee and are also working with government authorities to ensure compliance with all French labor laws. Upon completion of a definitive restructuring plan, we will record associated charges including charges for severance and benefits to be paid to exiting employees. In addition, the plan may result in the decommissioning of certain fixed assets and facilities. If the plans do include such actions, we would also record charges for associated asset write-downs. At this time, we cannot estimate the amount of the charge that will be taken. We believe that the plan will be completed and associated charges will be recorded during the second half of 2002.

         We continue to monitor our financial position and will make strategic decisions as necessary to position us for long-term success, which may result in additional restructuring charges. This may include such strategic initiatives as the increased use of contract manufacturers. These initiatives could lead to further reductions in our facility and fixed asset needs, resulting in associated asset impairment and write-down charges.

Critical Accounting Policies and Estimates

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

         Our products can be installed by our customers, third party service providers or by us. Revenue from installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. To the extent customer contracts include both product sales and installation services, revenues are recognized based on their respective fair values. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each installation contract. Amounts received in excess of revenue recognized are included as deferred revenue in our condensed consolidated balance sheet. Revenue from annual maintenance agreements is recognized on a straight-line basis over the service period.

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

         Allowance for Bad Debt. To date, we have relied on five customers for all of our revenues. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. We monitor the financial conditions of these customers closely and have concluded that no allowance for bad debt was appropriate as of June 29, 2002.

         Restructuring and Other Charges. Reflecting continued unfavorable economic conditions and continued lack of expected customer wins and product sales, our Board of Directors approved plans for the reduction of operations including the consolidation of facilities, reduction of employees and the discontinuation of certain product lines. In addition, we evaluated the recoverability of the carrying value of our inventory and long-lived assets. As a result, we recorded charges associated with estimated excess inventory and open purchase commitments based on projected sales volumes, facility consolidation costs based on assumed exit costs and time tables, disposal of property and equipment based on estimated salvage values and goodwill impairment charges based on estimated discounted future cash flows. If actual results differ significantly from our estimates and assumptions, we will adjust our reserves and allowances accordingly.

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

         Litigation. In July 2000, Ciena Corporation ("Ciena") informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. The original trial date of April 1, 2002 was postponed by the court and a new trial date has not been set. The litigation is currently in the pre-trial phase, however, a pre-trial conference originally scheduled for July 30, 2002 has been rescheduled for September 9, 2002.

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

         By order October 12, 2001, the court appointed an executive committee of six plaintiffs' law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for the judge's recusal. The judge denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of the judge in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants' application for a writ of mandamus seeking the judge's recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the IPO allocation actions, including the Corvis action. On May 23, 2002, a conference was held at which the court set a briefing schedule for the filing of motions to dismiss the amended complaints. On July 1, 2002, the underwriter defendants filed their motion to dismiss the amended complaints. On July 15, 2002, the issuer defendants filed their motion to dismiss the amended complaints. The briefing on the motions to dismiss is scheduled to be completed by the end of September 2002. No discovery has occurred.


         Based on the status of the litigation, we cannot reasonably predict the likelihood of any potential outcome. We continue to monitor the status of the litigation, however we can give no assurances that an unfavorable outcome will not result in future charges.

Results of Operations

Three months ended June 29, 2002 compared to three months ended June 30, 2001

         Revenue. Revenue decreased to $3.0 million for the three months ended June 29, 2002 from $65.0 million for the three months ended June 30, 2001. Overall, our quarterly revenues have declined from a high of $84.1 million in the first quarter of 2001 to $3.0 million for the second quarter of 2002. This decrease in revenue is due to a reduction in capital spending by telecommunications carriers resulting in a sharp decline in demand for telecommunications equipment, including our products. Revenue for the three months ended June 29, 2002 was attributable to three customers. Service revenues, including maintenance, training and support totaled $1.9 million. We expect revenue for the next quarter to be at or below current levels.

         Gross Profit (loss). Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. In addition, cost of revenue includes charges associated with our restructuring plans and excess inventories.

         Gross profit (loss) increased to $(0.9) million for the three months ended June 29, 2002 from $(74.8) million for the three months ended June 30, 2001. Negative gross margins are attributable to inventory write-downs of $1.7 million recorded in the three months ended June 29, 2002 and $99.2 million recorded in the three months ended June 30, 2001. Excluding inventory write-downs and other charges, gross profit and gross margin were $0.8 million and 26% for the three months ended June 29, 2002 and $24.4 million and 38% for the three months ended June 30, 2001. Due to current competitive and economic pressures, we expect that gross margin, excluding inventory write-downs and other charges, may continue to decrease in the coming quarters.

         Research and Development, Excluding Equity-Based Expense. Research and development expense, excluding equity-based expense consists primarily of salaries and related personnel costs, test and prototype expenses related to the design of our hardware and software products, laboratory costs and facilities costs. All costs related to product development, both hardware and software, are recorded as expenses in the period in which they are incurred. Due to the timing and nature of the expenses associated with research and development, significant quarterly fluctuations may result. We believe that research and development is critical to achieving current and future strategic product objectives.

         Research and development expenses, excluding equity-based expense decreased to $33.1 million for the three months ended June 29, 2002 from $42.0 million for the three months ended June 30, 2001. The decrease in expenses was primarily attributable to the effects of cost saving initiatives including staff reductions, facility consolidation and the curtailment of certain discretionary spending.

         Sales and Marketing, Excluding Equity-Based Expense. Sales and marketing expense, excluding equity-based expense, consists primarily of salaries and related personnel costs, laboratory trial systems provided to customers, trade shows, other marketing programs and travel expenses.

         Sales and marketing expense, excluding equity-based expense, decreased to $14.0 million for the three months ended June 29, 2002 from $15.1 million for the three months ended June 30, 2001. The decrease in expenses was primarily attributable to the effects of cost saving initiatives including staff reductions, facility consolidation and the curtailment of certain discretionary spending.

         General and Administrative, Excluding Equity-Based Expense. General and administrative expense, excluding equity-based expense, consists primarily of salaries and related personnel costs, information systems support, recruitment expenses and facility demands associated with establishing the proper infrastructure to support our organization. This infrastructure consists of executive, financial, legal, information systems and other administrative responsibilities.

         General and administrative expenses, excluding equity-based expense, increased to $11.1 million for the three months ended June 29, 2002 from $8.5 million for the three months ended June 30, 2001. The increase in expenses was primarily attributable to increases in professional service fees.

         Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value prior to our initial public offering.

         Equity-based expense related to research and development, sales and marketing and general and administrative functions for the three months ended June 29, 2002 decreased to $17.0 million from $25.4 million for the three months ended June 30, 2001. The decrease in equity-based expense resulted from a decrease in employee headcount.

         Amortization of Intangible Assets. Amortization of intangible assets relates to the amortization of certain intangible assets with finite lives. As a result of the issuance of SFAS No. 142, we no longer record amortization of goodwill, rather goodwill will be tested at least annually for impairment. There may be more volatility in reported income (loss) than previous standards because impairment losses are likely to occur irregularly and in varying amounts.

         Amortization of intangible assets expenses decreased to $4.3 million for the three months ended June 29, 2002 from $49.6 million for the three months ended June 30, 2001. The decrease was primarily attributable to the discontinuation of amortization of goodwill resulting from the acquisition of Algety Telecom S.A. that was being amortized over five years.

         Interest Income (Expense), Net. Interest income, net of interest expense, decreased to ($2.3) million for the three months ended June 29, 2002 from $0.3 million of net interest income for the three months ended June 30, 2001. The decrease was primarily attributed to the write-down of certain equity investments in the three months ended June 30, 2001 totaling $8.7 million.

Six months ended June 29, 2002 compared to six months ended June 30, 2001

         Revenue. Revenue decreased to $11.7 million for the six months ended June 29, 2002 from $149.0 million for the six months ended June 30, 2001. This decrease in revenue is due to a reduction in capital spending by telecommunications carriers resulting in a sharp decline in demand for telecommunications equipment, including for our products. Revenue for the six months ended June 29, 2002 was attributable to two customers. Service revenues, including maintenance, training and support totaled $3.4 million.

         Gross Profit (loss). Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. In addition, cost of revenue includes charges associated with our restructuring plans and excess inventories.

         Gross profit (loss) increased to $(3.0) million for the six months ended June 29, 2002 from $(43.6) million for the six months ended June 30, 2001. Negative gross margins are primarily attributable to inventory write-downs of $6.0 million in the six months ended June 29, 2002 and $99.2 million recorded in the six months ended June 30, 2001. Excluding inventory write-downs and other charges, gross profit and gross margin were $3.0 million or 26% in the six months ended June 29, 2002 and $55.6 million or 37% in the six months ended June 30, 2001. Due to current competitive and economic pressures, we expect that gross margin, excluding inventory write-downs and other charges, may continue to decrease in the coming quarters.

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

         Research and development expenses, excluding equity-based expense, decreased to $62.1 million for the six months ended June 29, 2002 from $82.9 million for the six months ended June 30, 2001. The decrease in expenses was primarily attributable to the effects of cost saving initiatives including staff reductions, facility consolidation and the curtailment of certain discretionary spending.

         Sales and Marketing, Excluding Equity-Based Expense. Sales and marketing expense, excluding equity-based expense, consists primarily of salaries and related personnel costs, laboratory trial systems provided to customers, trade shows, other marketing programs and travel expenses.

         Sales and marketing expense, excluding equity-based expense, decreased to $25.2 million for the six months ended June 29, 2002 from $30.5 million for the six months ended June 30, 2001. The decrease in expenses was primarily attributable to the effects of cost saving initiatives including staff reductions, facility consolidations and the curtailment of certain discretionary spending, offset, in part, by increases in professional service fees.

         General and Administrative, Excluding Equity-Based Expense. General and administrative expense, excluding equity-based expense consists primarily of salaries and related personnel costs, information systems support, recruitment expenses and facility demands associated with establishing the proper infrastructure to support our organization. This infrastructure consists of executive, financial, legal, information systems and other administrative responsibilities.

         General and administrative expenses, excluding equity-based expense, decreased to $17.1 million for the six months ended June 29, 2002 from $19.5 million for the six months ended June 30, 2001. The decrease in expenses was primarily attributable to the effects of cost saving initiatives including staff reductions, facility consolidations and the curtailment of certain discretionary spending, offset, in part, by increases in professional service fees.

         Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value prior to our initial public offering.

         Equity-based expense related to research and development, sales and marketing and general and administrative functions for the six months ended June 29, 2002 decreased to $37.0 million from $51.1 million for the six months ended June 30, 2001. The decrease in equity-based expense resulted from decreases in employee headcount.

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

         Amortization of intangible assets expenses decreased to $7.2 million for the six months ended June 29, 2002 from $101.9 million for the six months ended June 30, 2001. The decrease was primarily attributable to the discontinuation of amortization of goodwill resulting from the acquisition of Algety Telecom S.A. that was being amortized over five years.

         Interest Income (Expense), Net. Interest income, net of interest expense, decreased to $0.5 million for the six months ended June 29, 2002 from $13.5 million of net interest income for the six months ended June 30, 2001. The decrease was primarily attributable to lower average invested cash balances and lower average returns on investments and the write-off of certain strategic investments of approximately $4.8 million.

Liquidity and Capital Resources

         Since inception through June 29, 2002, we have financed our operations, capital expenditures and working capital primarily through public and private sales of our capital stock, borrowings under credit and lease facilities and cash generated from product sales. At June 29, 2002, our cash and cash equivalents and short-term investments totaled $584.1 million.

         Net cash used in operating activities was $67.0 million for the six months ended June 29, 2002 and $151.0 million for the six months ended June 30, 2001. Cash used in operating activities for the six months ended June 29, 2002 was primarily attributable to a net loss of $190.1 million, offset in part by non-cash charges including depreciation and amortization of $24.7 million, equity-based expense of $37.0 million and purchased research, expense of $34.6 million associated with our acquisition of Dorsal Networks in May 2002 and certain non-cash restructuring charges of $10.5 million. Cash flows from operating activities were offset by decreases in accounts receivable of $17.8 million.

         Net cash used in investing activities was $28.1 million for the six months ended June 29, 2002 and $101.3 million for the six months ended June 30, 2001. The decrease in net cash used in investing activities for the six months ended June 29, 2002 was primarily attributable to reductions in capital expenditures offset in part by purchases of short-term investments.

         Net cash used in financing activities for the six months ended June 29, 2002 was $2.2 million, primarily attributable to the repayment of principal on notes and capital leases. Net cash provided by financing activities for the six months ended June 30, 2001 was $2.1 million, primarily attributable to proceeds from the issuance of stock offset by payment on notes and capital leases.

         As of June 29, 2002, long-term restricted cash totaled $2.4 million associated with outstanding irrevocable letters of credit relating to lease obligations for various manufacturing and office facilities and other business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each respective lease term or agreement term.

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

Dorsal Networks

         On May 16, 2002, we completed our acquisition of Dorsal Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions for 41,809,000 shares of common stock valued at approximately $91.8 million. The acquisition was accounted for under the "purchase" method of accounting. Under the purchase method, the purchase price of Dorsal was allocated to identifiable assets and liabilities acquired from Dorsal, with the excess being treated as goodwill. The acquisition resulted in an in-process research and development charge of approximately $34.6 million as well as the recognition of certain intangible assets of $30.2 million, which will be amortized over an estimated life of five years. In addition, the acquisition will result in goodwill of approximately $19.1 million, which will have an indefinite life, but will be subject to periodic impairment tests. Dr. David R. Huber, our Chairman and Chief Executive Officer, owned, directly or indirectly, approximately 31 percent of the outstanding stock of Dorsal.

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

Foreign Rate Sensitivity

         We primarily operate in the United States; however, we have expanded operations to include research and development and sales offices in various European countries. As a result, we may have sales in foreign currencies exposing us to foreign currency rate fluctuations. For the six months ended June 29, 2002, we recorded limited sales in a foreign currency. We are exposed to the impact of foreign currency changes, associated with the Euro, for financial instruments held by our European subsidiaries. These instruments are limited to cash and cash equivalents and trade receivables. It is the policy of management to fund foreign operations on a monthly basis, thus minimizing average cash and overnight investments in the Euro. At June 29, 2002, our European subsidiaries maintained cash and cash equivalents and trade accounts receivable of approximately (Euro) 6.3 million. We believe that a 10% increase or decline in the Euro exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         By letter dated July 10, 2000, Ciena Corporation ("Ciena") informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. The original trial date of April 1, 2002 was postponed by the court and a new trial date has not been set. The litigation is currently in the pre-trial phase, however, a pre-trial conference originally scheduled for July 30, 2002 has been rescheduled for September 9, 2002.

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

         By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs' law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for Judge Scheindlin's recusal. Judge Scheindlin denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of Judge Scheindlin in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants' application for a writ of mandamus seeking Judge Scheindlin's recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the actions, including the Corvis action. On May 23, 2002, a conference was held at which the court set a briefing schedule for the filing of motions to dismiss the amended complaints. On July 1, 2002, the underwriter defendants filed their motion to dismiss the amended complaints. On July 15, 2002, the issuer defendants filed their motion to dismiss the amended complaints. The briefing on the motions to dismiss is scheduled to be completed by the end of September 2002. No discovery has occurred. We intend to vigorously defend ourselves and our officers and directors.

Item 2.  Changes in Securities and Use of Proceeds

(a)      None.

(b)      None.

(c)      None.

(d)      Not applicable.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)      We held our annual meeting of stockholders on May 10, 2002.

(b) Joseph R. Hardiman was elected as a Class II Director, with a term expiring at the annual meeting stock holders to be held in 2005. Our Directors whose terms of office continued after the meeting are: David S. Oros, David R. Huber and Frank M. Drendel. The Board accepted Mr. Drendel's resignation as a Director on July 18, 2002.

(c) Following is a tabulation of the number of votes cast for, the number of votes cast against, the number of votes withheld and the number of broker non-votes for each item upon which stockholders voted at our annual meeting:



                                                                                                          Broker
                              Item                             For          Against       Withheld      Non-votes
                              ----                             ---          -------       --------      ---------

         Approval of the issuance of shares of our           152,410,443    34,220,784       726,388     132,490,548
         common stock pursuant to the merger of Dorsal
         Networks, Inc. and a wholly-owned subsidiary
         of Corvis

         Election of Joseph R. Hardiman as a Class II        306,584,457             -    13,263,706             -
         Director

         Approval of the appointment of KPMG LLP as          312,429,324     4,625,466     2,793,373             -
         our auditors for fiscal 2002

(d)      Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      No exhibits are required to be filed herewith.

(b) On April 22, 2002, we filed a Current Report on Form 8-K dated April 22, 2002 announcing that we had entered into an amendment, dated April 22, 2002, with Qwest Communications Corporation ("Qwest") amending the Procurement Agreement, dated June 5, 2000, between Corvis and Qwest.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CORVIS CORPORATION

Date: August 13, 2002                        /s/ LYNN D. ANDERSON
                                             ----------------------------------
                                             Lynn D. Anderson

                                             Senior Vice President, Chief
                                               Financial Officer and Treasurer


Date: August 13, 2002                        /s/ TIMOTHY C. DEC
                                             ----------------------------------
                                             Timothy C. Dec
                                             Vice President, Chief Accounting
                                               Officer and Corporate Controller