Form 10-Q
period 2002-09-28
CORVIS CORP
filed 2002-11-12
CIK 1060490

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             _______________________

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2002

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

  ____________________________________________________________________________
      (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes ___X____ No_______

Number of shares of Common Stock, $0.01 par value, outstanding at October 26, 2002: 412,290,812

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
                                        Part I - Financial Information

Item 1.   Financial Statements

              Unaudited condensed consolidated balance sheets as of December 29, 2001
              and September 28, 2002 ..............................................................    2

              Unaudited condensed consolidated statements of operations for the three
              and nine months ended September 29, 2001 and September 28, 2002 .....................    3

              Unaudited condensed consolidated statements of cash flows for the nine
              months ended September 29, 2001 and September 28, 2002 ..............................    4

              Notes to unaudited condensed consolidated financial statements ......................    5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations ..............................................................................   15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..............................   26

Item 4.   Controls and Procedures .................................................................   27


                                           Part II - Other Information

Item 1.   Legal Proceedings .......................................................................   28

Item 2.   Changes in Securities and Use of Proceeds ...............................................   29

Item 3.   Defaults upon Senior Securities. ........................................................   29

Item 4.   Submission of Matters to a Vote of Security Holders. ....................................   29

Item 5.   Other Information .......................................................................   30

Item 6.   Exhibits and Reports on Form 8-K ........................................................   30

                         PART I - Financial Information

Item 1.  Financial Statements.

                       CORVIS CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                  December 29,       September 28,
                                                                                      2001               2002
                                                                                 -------------      --------------
ASSETS
------
Current assets:
         Cash and cash equivalents .........................................     $    638,872       $     510,729
         Short-term investments ............................................           21,907              38,014
         Trade accounts receivable .........................................           33,676               6,021
         Inventory, net ....................................................           96,426              74,472
         Other current assets ..............................................           17,486              12,544
                                                                                 ------------       -------------
                  Total current assets .....................................          808,367             641,780

Restricted cash, long-term .................................................            2,417               2,396
Property and equipment, net ................................................          134,393             104,852
Goodwill and other intangible assets, net ..................................           21,429              58,593
Other long-term assets, net ................................................           12,219               2,811
                                                                                 ------------       -------------
                  Total assets .............................................     $    978,825       $     810,432
                                                                                 ============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
         Notes payable, current portion ....................................     $        126       $         105
         Capital lease obligations, current portion ........................            6,796               3,866
         Accounts payable ..................................................           14,488              16,000
         Accrued expenses and other liabilities ............................           36,402              41,629
         Provision for restructuring and other charges .....................           24,050              19,696
                                                                                 ------------       -------------
                  Total current liabilities ................................           81,862              81,296
Noncurrent liabilities:
         Notes payable, net of current portion .............................            2,959               2,587
         Capital lease obligations, net of current portion .................            1,743                 167
         Deferred lease liability and other ................................            3,408               2,871
                                                                                 ------------       -------------
                  Total liabilities ........................................           89,972              86,921

Commitments and contingencies
Stockholders' equity:
         Common stock--$0.01 par value; 1,900,000,000 shares authorized;
                  362,687,909 shares issued and outstanding as of December
                  29, 2001; 412,288,312 shares issued and outstanding as of
                  September 28, 2002 .......................................            3,621               4,117
         Additional paid-in capital ........................................        2,648,955           2,798,275
         Shareholder notes receivable ......................................               --                 (32)
         Accumulated other comprehensive loss:
                  Foreign currency translation adjustment ..................          (10,796)             (8,377)
                  Accumulated deficit ......................................       (1,752,927)         (2,070,472)
                                                                                 ------------       -------------
                  Total stockholders' equity ...............................          888,853             723,511
                                                                                 ------------       -------------
                  Total liabilities and stockholders' equity ...............     $    978,825       $     810,432
                                                                                 ============       =============

See accompanying notes to unaudited condensed consolidated financial statements.

                       CORVIS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                               Three Months Ended                Nine Months Ended
                                                         -----------------------------    ------------------------------
                                                          September 29,   September 28,   September 29,    September 28,
                                                              2001             2002            2001             2002
                                                          -------------   -------------   -------------    -------------
Revenue ..............................................   $     24,157     $       1,353   $    173,203      $     13,092
Costs of Revenue:
         Product sales ...............................         15,554               757        108,999             9,478
         Inventory write-downs and other
            charges ..................................             --            24,278         99,166            30,324
                                                         ------------     -------------   ------------      ------------
         Gross profit (loss) .........................          8,603           (23,682)       (34,962)          (26,710)
Operating expenses:
         Research and development, exclusive of
            equity-based expense .....................         34,827            32,980        117,751            95,123
         Sales and marketing, exclusive of
            equity-based expense .....................         12,672            10,954         43,185            36,147
         General and administrative, exclusive of
            equity-based expense .....................          7,652             7,231         27,163            24,407
         Equity-based expense:
            Research and development .................         10,940             7,152         36,368            22,209
            Sales and marketing ......................          8,265             2,954         15,560             9,092
            General and administrative ...............          8,997             7,601         27,346            23,383
         Amortization of intangible assets ...........         12,014             5,658        113,890            12,833
         Purchased research and development ..........             --                --             --            34,580
         Restructuring, impairment and other
            charges ..................................            131            31,313        606,866            35,664
                                                         ------------     -------------   ------------      ------------
                  Total operating expenses ...........         95,498           105,843        988,129           293,438
                                                         ------------     -------------   ------------      ------------
                  Operating loss .....................        (86,895)         (129,525)    (1,023,091)         (320,148)
Interest income and other, net .......................          6,269             2,127         19,804             2,603
                                                         ------------     -------------   ------------      ------------
                  Net loss ...........................   $    (80,626)    $    (127,398)  $ (1,003,287)     $   (317,545)
                                                         ============     =============   ============      ============

Other comprehensive income (loss)-- foreign
     currency translation adjustment .................         11,949              (128)       (68,726)            2,419
                                                         ------------     -------------   ------------      ------------
         Comprehensive loss ..........................   $    (68,677)    $    (127,756)  $ (1,072,013)     $   (315,126)
                                                         ============     =============   ============      ============

Basic and diluted net loss per common share ..........   $      (0.23)    $       (0.31)  $      (2.87)     $      (0.82)
                                                         ============     =============   ============      ============

Weighted average number of common shares
     outstanding .....................................        352,335           410,323        349,490           385,643

                      See accompanying notes to unaudited
                  condensed consolidated financial statements.

                       CORVIS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           Nine Months Ended
                                                                                     ---------------------------
                                                                                     September 29, September 28,
                                                                                         2001          2002
                                                                                     ------------- -------------
Cash flows from operating activities:
Net loss ..........................................................................  $(1,003,287)   $ (317,545)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .................................................      148,245        38,807
    Equity-based expense ..........................................................       79,274        54,684
    Purchased research and development ............................................           --        34,580
    Restructuring, impairment and other charges ...................................      672,162        48,716
    Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable .................................      (41,020)       27,655
       Decrease (increase) in inventory, net ......................................      (30,756)          686
       Decrease (increase) in other assets ........................................       (4,940)       10,191
       Increase (decrease) in accounts payable and accrued
       expenses ...................................................................      (20,603)        4,918
                                                                                     -----------    ----------
    Net cash used in operating activities .........................................     (200,925)      (97,308)
                                                                                     -----------    ----------

Cash flows from investing activities:
    Purchase of property and equipment ............................................      (93,634)      (15,150)
    Cash acquired in business combination .........................................           --         6,013
    Purchases and sales of short-term investments, net ............................           --       (16,107)
    Decrease (increase) in deposits and other .................................
    non-current assets ............................................................      (15,150)           21
                                                                                     -----------    ----------
    Net cash used in investing activities .........................................     (108,784)      (25,223)
                                                                                     -----------    ----------

Cash flows from financing activities:
    Payments on note payable and capital leases ...................................       (3,609)       (4,899)
    Proceeds from the issuance of stock ...........................................        5,420           941
                                                                                     -----------    ----------
    Net cash provided by (used in) financing activities ...........................        1,811        (3,958)
    Effect of exchange rate changes on cash and cash
    equivalents ...................................................................       (1,884)       (1,654)
                                                                                     -----------    ----------
    Net decrease in  cash and cash equivalents ....................................     (309,782)     (128,143)
                                                                                     -----------    ----------
Cash and cash equivalents--beginning ..............................................    1,024,758       638,872
                                                                                     -----------    ----------
Cash and cash equivalents--ending .................................................  $   714,976    $  510,729
                                                                                     ===========    ==========

Supplemental disclosure of cash flow information:
    Interest paid .................................................................  $     2,866    $      754
                                                                                     ===========    ==========
Supplemental disclosure of noncash activities:
    Obligations under capital lease ...............................................  $     3,299    $       --
    Purchase business combinations consideration paid with
       common stock ...............................................................           --        91,818

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

(2)  Inventory

     Inventories are comprised of the following:

                                                                                 December    September
                                                                                    29,         28,
                                                                                   2001        2002
                                                                                ---------    ---------
Raw materials ...............................................................   $ 197,549    $ 197,931
Work-in-process .............................................................      17,037        5,913
Finished goods ..............................................................      52,268       40,063
Less:  reserve for excess inventory and obsolescence ........................    (170,428)    (169,435)
                                                                                ---------    ---------
         Inventory, net .....................................................   $  96,426    $  74,472
                                                                                =========    =========

(3)  Inventory Write-downs, Restructuring and Other Charges

     During 2001 and 2002, unfavorable economic conditions resulted in reduced capital expenditures by telecommunications service providers causing a decline in the demand for the Company's products. In response to these conditions, in the second, third and fourth quarters of 2001, the Company implemented restructuring plans designed to decrease the Company's operating expenses and to align resources for long-term growth opportunities. These plans included the closure of the Company's Canadian operations. Additionally, the Company evaluated the recoverability of the carrying value of its inventory and long-lived assets in light of the economic environment, the delay of customer network build-outs and projected sales. As a result, the Company recorded charges of approximately $1.0 billion in the year ended December 29, 2001. These charges were comprised of $216.5 million in cost of revenue charges associated with inventory write downs; $77.7 million associated with consolidation of excess facilities, write-downs of idle equipment and workforce reductions; $711.5 million associated with the write-down of goodwill generated in the acquisition of Algety Telecom S.A.; and $12.3 million associated with permanent impairment charges on strategic equity investments carried at cost.

     During the nine months ended September 28, 2002, the Company continued to develop and implement restructuring plans designed to further align resources for long-term growth opportunities.

                      CORVIS CORPORATION AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

     Restructuring efforts included the completion of a multi-year manufacturing outsourcing agreement with Celestica, a world leader in electronics manufacturing services, in an effort to improve overall manufacturing flexibility and reduce costs. Under the agreement, the Company will transition all of its manufacturing capabilities to Celestica with the exception of final assembly, system integration and testing capabilities. The full transition of affected manufacturing capabilities is expected to be complete in the second quarter of 2003.

     In September 2002, the Company completed plans for the reorganization of its French subsidiary, Corvis Algety. The reorganization will result in the elimination of jobs as well as the consolidation of facilities and equipment. These actions will result in staff reductions totaling approximately 165 employees or 80 percent of the local workforce over the next six months.

     In light of these activities as well as the continued contraction within the telecommunications sector, the Company continued to evaluate the carrying value of its inventory and other assets. These events and analysis have resulted in the following inventory write-downs, restructuring, impairment and other special charges:

                      CORVIS CORPORATION AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                                                                                Interest
                                                                                                               Income and
                                       Cost of Revenue                    Restructuring Other Charges             Other
                                       ---------------   ---------------------------------------------------  -----------
                                       Special Charges,
                                       Inventory Write-
                                       downs, Contract                                             Total
                                         Losses and                                            Restructuring  Impairment
                                          Purchase       Workforce     Facility       Asset      and Other        of
                                         Commitments     Reduction  Consolidation  Impairments    Charges     Investments    Total
                                       ---------------- ----------- -------------  ----------- ------------- ------------- ---------
                                                                    (In thousands)

Restructuring liability as
    of December 29, 2001 .........          $ 15,313      $  1,146        $  7,591          --   $  8,737              --  $ 24,050

Quarter ended March 30, 2002:
    Restructuring and
    other charges ................             4,307         2,599              --          --      2,599              --     6,906
    Non-cash charges .............            (4,307)         (775)             --          --       (775)             --    (5,082)
    Cash payments ................            (5,002)       (2,034)           (151)         --     (2,185)             --    (7,187)

Quarter ended June 29, 2002:
    Restructuring and
    other charges ................             6,895         4,232             500          --      4,732           4,771    16,398
    Non-cash charges .............            (6,895)       (1,847)             --          --     (1,847)         (4,771)  (13,513)
    Cash payments ................            (2,396)       (1,394)           (176)         --     (1,570)             --    (3,966)
    Accretion of interest ........                --            --             127          --        127              --       127
    Adjustments of prior
    estimates ....................            (5,155)           --          (2,980)         --     (2,980)             --    (8,135)

Quarter ended September 28, 2002:
    Restructuring and
    other charges ................            24,278        12,516              --      18,832     31,348              --    55,626
    Non-cash charges .............           (23,841)           --              --     (18,832)   (18,832)             --   (42,673)
    Cash payments ................              (908)       (1,576)           (388)         --     (1,964)             --    (2,872)
    Accretion of interest ........                --            --             (81)         --        (81)             --       (81)
      Effect of
    international exchange
    rates ........................               132            --              --          --         --              --       132
    Adjustments of prior
    estimates ....................                --            --             (34)         --        (34)             --       (34)
                                            --------      --------        --------    --------   --------        --------  --------
Restructuring liability as
    of September 28, 2002 ........          $  2,421      $ 12,867        $  4,408          --   $ 17,275              --  $ 19,696
                                            ========      ========        ========    ========   ========        ========  ========

(4)  Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share are computed as follows (in thousands, except per share data):

                      CORVIS CORPORATION AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                                                     Three Months Ended
                                                                                ----------------------------
                                                                                September 29,  September 28,
                                                                                    2001           2002
                                                                                ------------   ------------
Net loss .......................................................................$   (80,626)   $  (127,398)
Basic and diluted weighted average common shares ...............................    352,335        410,323
Basic and diluted net loss per common share ....................................$     (0.23)   $     (0.31)

                                                                                     Nine Months Ended
                                                                                ----------------------------
                                                                                September 29,  September 28,
                                                                                    2001           2002
                                                                                ------------   ------------
Net loss .......................................................................$(1,003,287)   $  (317,545)
Basic and diluted weighted average common shares ...............................    349,490        385,643
Basic and diluted net loss per common share ....................................$     (2.87)   $     (0.82)

     Options and warrants outstanding as of September 28, 2002 to purchase 52.3 million and 7.6 million shares of common stock, respectively, and 1.1 million unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three and nine months period ended September 28, 2002 as their inclusion would be anti-dilutive.

     Options and warrants outstanding as of September 29, 2001 to purchase 59.2 million and 7.6 million shares of common stock, respectively, and 6.4 million unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three and nine months ended September 29, 2001 as their inclusion would be anti-dilutive.

(5)  Dorsal Acquisition

     On May 16, 2002, the Company completed its acquisition of Dorsal Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions for 41.8 million shares of common stock valued at approximately $91.8 million. The acquisition was accounted for under the "purchase" method of accounting. Under the purchase method, the purchase price of Dorsal was allocated to identifiable assets and liabilities acquired from Dorsal, with the excess being treated as goodwill.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition which is based on an independent valuation.

                      CORVIS CORPORATION AND SUBSIDIARIES
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Current assets .....................................  $     6,632
Property and equipment .............................        5,506
Other assets .......................................          577
Patents ............................................       30,799
In-process research and development ................       34,580
Goodwill ...........................................       19,089
                                                      -----------
      Total assets acquired ........................       97,183
                                                      -----------
Current liabilities ................................       (5,365)
                                                      -----------
      Total liabilities assumed ....................       (5,365)
                                                      -----------
      Net assets acquired ..........................  $    91,818
                                                      ===========

     Acquired patents will be amortized over an estimated life of five years. Goodwill will have an indefinite life, but will be subject to periodic impairment tests. In process research and development was expensed during the nine months ended September 28, 2002. Dr. David R. Huber, the Company's Chairman and Chief Executive Officer, owned, directly or indirectly, approximately 31 percent of the outstanding stock of Dorsal.

     The following unaudited pro forma data summarizes the results of operations for the period indicated as if the Dorsal acquisition had been completed as of the beginning of each period presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

                                                       Three Months Ended
                                               -------------------------------
                                                September 29,    September 28,
                                                    2001             2002
                                               --------------    -------------
Revenues ....................................  $    24,157        $     1,353
Net Loss ....................................      (99,443)          (127,398)
Basic and diluted net loss per share ........  $     (0.28)       $     (0.31)

                                                      Nine Months Ended
                                               -------------------------------
                                                September 29,    September 28,
                                                    2001              2002
                                               --------------    -------------
Revenues ....................................  $   173,203        $    13,092
Net Loss ....................................   (1,059,294)          (329,111)
Basic and diluted net loss per share ........  $     (3.03)       $     (0.85)

                       CORVIS CORPORATION AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                 (Amounts in thousands, except per share data)

(6)  Legal Matters

     In July 2000, Ciena Corporation ("Ciena") informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. Although a trial date has not been set, we believe that a trial will commence in the first quarter of 2003. Based on the status of the litigation, the Company cannot reasonably predict the likelihood of any potential outcome.

     Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to the Company's IPO on behalf of all persons who purchased Company stock between July 28, 2000 and the filing of the complaints. Each of the complaints names as defendants: the Company, its directors and officers who signed the registration statement in connection with the Company's IPO, and certain of the underwriters that participated in the Company's IPO. Our directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to the Company's IPO contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company's common stock in the IPO and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Company's common stock in the aftermarket following the IPO. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys' and experts witness' fees and other costs.

     By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs' law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for the judge's recusal. The judge denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of the judge in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants' application for a writ of mandamus seeking the judge's recusal from this

                       CORVIS CORPORATION AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                 (Amounts in thousands, except per share data)

action. On April 19, 2002, plaintiffs filed amended complaints in each of the IPO allocation actions, including the Corvis action. On May 23, 2002, a conference was held at which the court set a briefing schedule for the filing of motions to dismiss the amended complaints. On July 1, 2002, the underwriter defendants filed their motion to dismiss the amended complaints. On July 15, 2002, the issuer defendants filed their motion to dismiss the amended complaints. The briefing on the motions to dismiss has recently been completed, and the judge heard oral arguments on the motions on November 1, 2002. No discovery has occurred.

     It is the position of Company management that, at this time, it is not possible to estimate the amount of a probable loss, if any, that might result from this matter. Accordingly, no provision for this matter has been made in the Company's consolidated financial statements.

(7)  Concentrations

     The Company has relied on four customers for all of its revenue: Wiltel Communications Group, Inc. (formally Williams Communications, LLC), Broadwing Communications Services, Inc., Telefonica de Espana S.A.U. and France Telecom. The Company expects that a significant portion of its future revenue will continue to be generated by a limited number of customers. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially adversely affect the Company's financial condition or operating results.

(8)  Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations," in August 2001. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. The Company is required to adopt SFAS 143 on January 1, 2003. The adoption of this standard will not have a material effect on the company's results of operations.

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

     Had the amortization provisions of SFAS No. 142 been applied as of January 1, 2001, for all of the Company's acquisitions, the Company's income (loss) and earnings (loss) per share would have been as follows:

                                                      Three Months Ended
                                                 -----------------------------
                                                 September 29,   September 28,
                                                     2001            2002
                                                 -------------  --------------

Net loss, as reported .......................... $   (80,626)     $ (127,398)
Goodwill amortization ..........................       8,982              --
Workforce in place amortization ................         110              --
                                                 -------------  --------------
Net loss, as adjusted .......................... $    71,534      $  127,398
                                                 =============  ==============
Basic and diluted per share data:
  Net loss per common share, as reported ....... $     (0.23)     $    (0.31)
  Goodwill and workforce in place amortization
    per common share ...........................        0.03              --
                                                 -------------  --------------
  Net loss per common share, as adjusted ....... $     (0.20)     $    (0.31)
                                                 =============  ==============

                                                        Nine Months Ended
                                                 ------------------------------
                                                 September 29,    September 28,
                                                      2001             2002
                                                 --------------   -------------
Net loss, as reported .......................... $  (1,003,287)   $   (317,545)
Goodwill amortization ..........................       104,790              --
Workforce in place amortization ................           334              --
                                                 -------------    ------------
Net loss, as adjusted .......................... $    (898,163)   $   (317,545)
                                                 =============    ============

                      CORVIS CORPORATION AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                 (Amounts in thousands, except per share data)

                                                       Nine Months Ended
                                             --------------------------------------
Basic and diluted per share data:            September 29, 2001  September 28, 2002
 Net loss per common share, as reported ...  $        (2.87)        $     (0.82)
 Goodwill and workforce in place
    amortization per common share .........            0.30                  --
                                             -----------------   ------------------
 Net loss per common share, as adjusted ...  $        (2.57)        $     (0.82)
                                             =================   ==================


     As of January 1, 2002, the Company reclassified approximately $0.7 million of intangible assets associated with an acquired employee workforce from intangible assets to goodwill, which in accordance with SFAS No. 142, are no longer separately identifiable from goodwill. As of September 28, 2002, the Company had approximately $87.9 million of intangible assets ($38.6 million net of accumulated amortization) related to patents and intellectual property, which are being amortized straight-line over a period of three years. The Company incurred amortization expense of $12.8 million during the nine months ended September 28, 2002 and anticipates amortization expense to be the following for the next five years:

           Estimated Amortization Expense:
                For the year ended 12/28/02:                 $18,492
                For the year ended 12/27/03:                 $17,771
                For the year ended 12/25/04:                 $10,966
                For the year ended 12/24/05:                 $ 4,141
                For the year ended 12/23/06:                 $     -

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

Overview

     We design, manufacture and sell high performance all-optical and electrical/optical terrestrial and undersea communications systems that we believe accelerate carrier revenue opportunities and lower the overall cost of network ownership for carriers. Our optical products have enabled a fundamental shift in network design and efficiency by allowing for the transmission, switching and management of communications traffic entirely in the optical domain. By deploying our products, carriers eliminate the need for expensive and bandwidth limiting electrical regeneration and switching equipment, significantly reducing costs, increasing network capacity and allowing them to provide new services more quickly and efficiently. Our products also open new market opportunities for carriers by enabling a flexible, in-service migration path from existing point-to-point and ring electrical/optical networks to all-optical mesh networks.

Customers

     We currently have six customers, including Broadwing Communications Services, Inc., Wiltel Communications Group, Inc. (formally Williams Communications, LLC), Qwest Communications Corporation, Telefonica de Espana S.A.U., France Telecom and the U.S. Federal Government.

     Broadwing has agreed to purchase at least $200 million of our products and services as part of a multi-year purchase agreement. Since successfully completing field trials in July 2000, Broadwing has deployed a wide range of our optically optimized networking products, including the all-optical switch, to create a national all-optical network that has been in service for over a year. Sales to Broadwing continue as part of network expansions and maintenance. Cumulative sales to Broadwing through September 28, 2002 totaled $191.6 million.

     In 2001, Wiltel accepted a field trial system and agreed to purchase up to $300 million of our products and services as part of a multi-year purchase agreement. Firm commitments totaling approximately $85.0 million must be purchased prior to December 31, 2003. Wiltel has deployed our switching and transport equipment to create a national all-optical network, which is currently in service carrying commercial traffic. Cumulative sales to Wiltel through September 28, 2002 total $77.5 million.

     On April 22, 2002, we reached an agreement with Qwest Communications Corporation modifying the terms of our previous purchase agreement. Under the terms of the new agreement, Qwest agreed to purchase up to $150 million of our products and services over a multi-year period. Firm commitments totaling $7.0 million must be purchased in 2002 and $5.0 million must be purchased in 2003 subject to certain acceptance criteria. In addition, we have agreed with Qwest to enter into two field trials of Corvis ON transport and switching equipment as well as our Corvis Optical Convergence Switch (OCS). The field trials began in the third quarter of 2002.

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

     In the third quarter of 2002, we created a wholly owned subsidiary, Corvis Government Solutions, Inc. (CGSI), to provide optical networking solutions and services to the Federal marketplace. During the third quarter, CGSI secured its first contract and purchase order from the U.S. Federal Government.

     We have also entered into lab trials and discussions regarding laboratory and field trials with other carriers for our ON, OCS and transoceanic subsea products. Upon successful completion of these field trials, we hope to enter into agreements for commercial deployment with new customers.

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

     During the nine months ended September 28, 2002, we continued to develop and implement additional restructuring plans designed to further align resources for long-term growth opportunities.

     Restructuring efforts included the execution of a multi-year manufacturing outsourcing agreement with Celestica, a world leader in electronics manufacturing services in an effort to improve overall manufacturing flexibility and reduce costs. Under the agreement, we will transition all of our manufacturing capabilities to Celestica with the exception of final assembly, system integration and test capabilities. The full transition of affected manufacturing capabilities is expected to be complete in the second quarter of 2003.

     In September 2002, we completed plans for the reorganization of our French subsidiary, Corvis Algety. The reorganization will result in the elimination of jobs as well as the consolidation of facilities and equipment. These actions will result in total staff reductions of approximately 165 employees or 80 percent of the local workforce over the next six months.

     In light of these activities as well as continued contraction within the telecommunications sector, we continued to evaluate the carrying value of our inventory and other assets. These events and analysis have resulted in the following inventory write-downs, restructuring, impairment and other special charges:

                                                                                                             Interest
                                                                                                            Income and
                               Cost of Revenue                Restructuring and Other Charges                   Other
                             ------------------  ---------------------------------------------------------  --------------
                                   Special
                                   Charges,
                                  Inventory
                                 Write-downs,                                                    Total
                               Contract Losses                                               Restructuring    Impairment
                                 and Purchase     Workforce      Facility         Assets       and Other          of
                                 Commitments      Reduction   Consolidation    Impairments      Charges      Investments     Total
                             ------------------  ----------- ---------------  -------------  -------------  --------------  --------
                                                                     (In thousands)
 Restructuring liability as
    of December 29, 2001 .....        $15,313       $1,146         $7,591              --         $8,737              --    $24,050

Quarter ended March 30,
    2002:                                                                             --
    Restructuring and
     other charges ...........          4,307        2,599             --              --          2,599              --      6,906
    Non-cash charges .........         (4,307)        (775)            --              --           (775)             --     (5,082)
    Cash payments ............         (5,002)      (2,034)          (151)             --         (2,185)             --     (7,187)

Quarter ended June 29,
    2002:
    Restructuring and
     other charges ...........          6,895        4,232            500              --          4,732           4,771     16,398
    Non-cash charges .........         (6,895)      (1,847)            --              --         (1,847)         (4,771)   (13,513)
    Cash payments ............         (2,396)      (1,394)          (176)             --         (1,570)             --     (3,966)
    Accretion of interest ....             --           --            127              --            127              --        127
    Adjustments of prior
    estimates ................         (5,155)          --         (2,980)             --         (2,980)             --     (8,135)

Quarter ended September
    28, 2002:
    Restructuring and
     other charges ...........         24,278       12,516             --          18,832         31,348              --     55,626
    Non-cash charges .........        (23,841)          --             --         (18,832)       (18,832)             --    (42,673)
    Cash payments ............           (908)      (1,576)          (388)             --         (1,964)             --     (2,872)
    Accretion of interest ....             --           --            (81)             --            (81)             --        (81)
    Effect of international
    exchange rates ...........            132           --             --              --             --              --        132
    Adjustments of prior
    estimates ................             --           --            (34)             --            (34)             --        (34)
                                    ---------     --------        -------       ---------       --------        --------    -------
Restructuring liability as
    of September 28, 2002 ....      $   2,421     $ 12,867        $ 4,408              --       $ 17,275              --    $19,696
                                    =========     ========        =======       =========       ========        ========    =======

     We continue to monitor our financial position and will make strategic decisions as necessary to position us for long-term success, which may result in additional restructuring charges. These initiatives could lead to further reductions in our facility and fixed asset needs, resulting in associated asset impairment and write-down charges.

Critical Accounting Policies and Estimates

     We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, revenue recognition, product warranty liabilities, allowance for doubtful accounts, and contingencies and litigation. We stated these accounting policies in the notes to our 2001 annual consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

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

     Allowance for Bad Debt. To date, we have relied on four customers for all of our revenues. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. We monitor the financial conditions of these customers closely and have concluded that no allowance for bad debt was appropriate as of September 28, 2002.

     Restructuring and Other Charges. Reflecting continued unfavorable economic conditions and continued lack of expected customer wins and product sales, our Board of Directors approved plans for the reduction of operations including the consolidation of facilities, reduction of employees and the outsourcing of a majority of our manufacturing capabilities. In addition, we evaluated the recoverability of the carrying value of our inventory and long-lived assets. As a result, we recorded charges associated with estimated excess inventory and open purchase commitments based on projected sales volumes, sales mix and estimated selling prices. Facility consolidation costs are based on assumed exit costs and timetables. Asset impairment charges are based on estimated salvage values and recoverability estimates. Goodwill impairment charges are based on estimated discounted future cash flows. If actual results differ significantly from our estimates and assumptions, we will adjust our reserves and allowances accordingly.

     Goodwill and Other Intangible Assets. We have recorded goodwill and intangibles resulting from our acquisitions. Through December 29, 2001, goodwill and intangibles have been amortized on a straight-line basis over their respective lives of between 3 and 5 years. Upon the adoption of SFAS No. 142 on December 30, 2001, we ceased amortizing goodwill and will perform an annual impairment analysis to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. Our annual impairment analysis will take place in the fourth quarter. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

     Litigation. In July 2000, Ciena Corporation ("Ciena") informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. Although a trial date has not been set, we believe that a trial will commence in the first quarter of 2003. Based on the status of the litigation, we cannot reasonably predict the likelihood of any potential outcome.

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

     By order October 12, 2001, the court appointed an executive committee of six plaintiffs' law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for the judge's recusal. The judge denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of the judge in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants' application for a writ of mandamus seeking the judge's recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the IPO allocation actions, including the Corvis action. On May 23, 2002, a conference was held at which the court set a briefing schedule for the filing of motions to dismiss the amended complaints. On July 1, 2002, the underwriter defendants filed their motion to dismiss the amended complaints. On July 15, 2002, the issuer defendants filed their motion to dismiss the amended complaints. The briefing on the motions to dismiss has recently been completed, and the judge heard oral arguments on the motions on November 1, 2002. No discovery has occurred.

     Based on the status of the litigation, we cannot reasonably predict the likelihood of any potential outcome. We continue to monitor the status of the litigation, however we can give no assurances that an unfavorable outcome will not result in future charges.

Results of Operations

Three months ended September 28, 2002 compared to three months ended September 29, 2001

     Revenue. Revenue decreased to $1.35 million for the three months ended September 28, 2002 from $24.2 million for the three months ended September 29, 2001. This decrease in revenue is primarily due to a reduction in capital spending by telecommunications carriers resulting in a decline in demand for telecommunications equipment, including our products. Revenue for the three months ended September 28, 2002 was attributable to two customers.

Service revenues, including maintenance, training and support totaled approximately $0.9 million.

     Gross Profit (loss). Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. In addition, cost of revenue includes charges associated with our restructuring plans and excess inventories.

     Gross profit (loss) decreased to $(23.7) million for the three months ended September 28, 2002 from $8.6 million for the three months ended September 29, 2001. Negative gross margins are attributable to inventory write-downs of $24.3 million recorded in the three months ended September 28, 2002. Excluding inventory write-downs and other charges, gross profit and gross margin were $0.6 million and 44% for the three months ended September 28, 2002 and $8.6 million and 36% for the three months ended September 29, 2001. The increase in gross margin is primarily due to an increase in the relative proportion of service revenue compared to product revenues as well as the recognition of certain product revenues which had been deferred pending final acceptance. We expect that gross margin, excluding inventory write-downs and other charges, will decrease in the coming quarters as a result of an increase in the relative proportion of product revenues.

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

     Research and development expenses, excluding equity-based expense decreased to $33.0 million for the three months ended September 28, 2002 from $34.8 million for the three months ended September 29, 2001. The decrease in expenses was primarily due to lower prototype and lab materials expense, offset in part by higher labor costs associated with the Dorsal acquisition.

     Sales and Marketing, Excluding Equity-Based Expense. Sales and marketing expense, excluding equity-based expense, consists primarily of salaries and related personnel costs, laboratory trial systems provided to customers, trade shows, other marketing programs and travel expenses.

     Sales and marketing expense, excluding equity-based expense, decreased to $11.0 million for the three months ended September 28, 2002 from $12.7 million for the three months ended September 29, 2001. The decrease in expenses was primarily attributable to the effects of cost saving initiatives including staff reductions and the curtailment of certain discretionary spending.

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

     General and administrative expenses, excluding equity-based expense, decreased to $7.2 million for the three months ended September 28, 2002 from $7.7 million for the three months ended September 29, 2001. The decrease in expenses was primarily attributable to staff reductions and professional service fees.

     Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value prior to our initial public offering.

     Equity-based expense related to research and development, sales and marketing and general and administrative functions for the three months ended September 28, 2002 decreased to $17.7 million from $28.2 million for the three months ended September 29, 2001. The decrease in equity-based expense resulted from a decrease in employee headcount.

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

     Amortization of intangible assets expenses decreased to $5.7 million for the three months ended September 28, 2002 from $12.0 million for the three months ended September 29, 2001. The decrease was primarily attributable to the discontinuation of amortization of goodwill resulting from the acquisition of Algety Telecom S.A. that was being amortized over five years.

     Interest Income, Net. Interest income, net of interest expense, decreased to $2.1 million for the three months ended September 28, 2002 from $6.3 million of net interest income for the three months ended September 29, 2001. The decrease was primarily attributed to lower average invested cash balances and lower average returns on investments.

Nine months ended September 28, 2002 compared to nine months ended September 29, 2001

     Revenue. Revenue decreased to $13.1 million for the nine months ended September 28, 2002 from $173.2 million for the nine months ended September 29, 2001. This decrease in revenue is due to a reduction in capital spending by telecommunications carriers resulting in a sharp decline in demand for telecommunications equipment, including for our products. Revenue for the nine months ended September 28, 2002 was attributable to four customers. Service revenues, including maintenance, training and support totaled $4.3 million.

     Gross Profit (loss). Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. In addition, cost of revenue includes charges associated with our restructuring plans and excess inventories.

     Gross loss decreased to $(26.7) million for the nine months ended September 28, 2002 from $(35.0) million for the nine months ended September 29, 2001. Negative gross margins are primarily attributable to inventory write-downs of $30.3 million in the nine months ended September 28, 2002 and $99.2 million recorded in the nine months ended September 29, 2001. Excluding inventory write-downs and other charges, gross profit and gross margin were $3.7 million or 28% in the nine months ended September 28, 2002 and $64.2 million or 37% in the nine months ended September 29, 2001. Due to current competitive and economic pressures, we expect that gross margin, excluding inventory write-downs and other charges, may continue to decrease in the coming quarters.

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

     Research and development expenses, excluding equity-based expense, decreased to $95.1 million for the nine months ended September 28, 2002 from $117.8 million for the nine months ended September 29, 2001. The decrease in expenses was primarily attributable to the reduction in prototype and lab material expenses.

     Sales and Marketing, Excluding Equity-Based Expense. Sales and marketing expense, excluding equity-based expense, consists primarily of salaries and related personnel costs, laboratory trial systems provided to customers, trade shows, other marketing programs and travel expenses.

     Sales and marketing expense, excluding equity-based expense, decreased to $36.1 million for the nine months ended September 28, 2002 from $43.2 million for the nine months ended September 29, 2001. The decrease in expenses was primarily attributable to the effects of staff reductions and decreases in professional service fees and transportation expenses.

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

     General and administrative expenses, excluding equity-based expense, decreased to $24.4 million for the nine months ended September 28, 2002 from $27.2 million for the nine months ended September 29, 2001. The decrease in expenses was primarily attributable to the effects of cost saving initiatives including staff reductions, facility consolidations and the curtailment of certain discretionary spending, offset, in part, by increases in professional service fees.

     Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value prior to our initial public offering.

     Equity-based expense related to research and development, sales and marketing and general and administrative functions for the nine months ended September 28, 2002 decreased to $54.7 million from $79.3 million for the nine months ended September 29, 2001. The decrease in equity-based expense resulted from decreases in employee headcount.

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

     Amortization of intangible assets expenses decreased to $12.8 million for the nine months ended September 28, 2002 from $113.9 million for the nine months ended September 29, 2001. The decrease was primarily attributable to the discontinuation of amortization of goodwill resulting from the acquisition of Algety Telecom S.A. that was being amortized over five years.

     Interest Income, Net. Interest income, net of interest expense, decreased to $2.6 million for the nine months ended September 28, 2002 from $19.8 million of net interest income for the nine months ended September 29, 2001. The decrease was primarily attributable to lower average invested cash balances, lower average returns on investments and the write down of certain strategic investments.

Liquidity and Capital Resources

     Since inception through September 28, 2002 we have financed our operations, capital expenditures and working capital primarily through public and private sales of our capital stock, borrowings under credit and lease facilities and cash generated from product sales. At September 28, 2002, our cash and cash equivalents and short-term investments totaled $548.8 million.

     Net cash used in operating activities was $97.3 million for the nine months ended September 28, 2002 and $200.9 million for the nine months ended September 29, 2001. Cash used in operating activities for the nine months ended September 28, 2002 was primarily attributable to a net loss of $317.5 million, offset in part by non-cash charges including depreciation and amortization of $38.8 million, equity-based expense of $54.7 million and purchased research and development expense of $34.6 million associated with our acquisition of Dorsal Networks in May 2002 and certain non-cash restructuring charges of $48.7 million. Cash flows from operating activities were further offset by changes in operating assets and liabilities of $43.7 million, principally a change in accounts receivable of $27.7 million.

     Net cash used in investing activities was $25.2 million for the nine months ended September 28, 2002 and $108.8 million for the nine months ended September 29, 2001. The decrease in net cash used in investing activities for the nine months ended September 28, 2002 was primarily attributable to reductions in capital expenditures offset in part with cash acquired through our purchase of Dorsal Networks.

     Net cash used in financing activities for the nine months ended September 28, 2002 was $4.0 million, primarily attributable to the repayment of principal on notes and capital leases. Net cash provided by financing activities for the nine months ended September 29, 2001 was $1.8 million, primarily attributable to proceeds from the exercise of warrants and employee stock options off-set in part by proceeds from the issuance of common stock.

     As of September 28, 2002 long-term restricted cash totaled $2.4 million associated with outstanding irrevocable letters of credit relating to lease obligations for various manufacturing and office facilities and other business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each respective lease term or agreement term.

     On October 24, 2002, we announced that our Board of Directors has authorized a share repurchase program under which we can acquire up to $25 million of our common stock in the open market. The purchases will be executed at times and prices considered appropriate by us during the next two years. The share repurchase program may be implemented at such future date as we may determine and may be suspended at any time and from time-to-time without prior notice. The repurchase program will be funded using our existing cash balances and the repurchases shares may be used for corporate purposes in compliance with applicable law.

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

     If we experience delays or disruptions in manufacturing output or we are unable to successfully manufacture our products and to develop alternative manufacturing sources in a timely manner, our sales, financial position and results of operations would be adversely affected.

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

Dorsal Networks

     On May 16, 2002, we completed our acquisition of Dorsal Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions for 41.8 million shares of common stock valued at approximately $91.8 million. The acquisition was accounted for under the "purchase" method of accounting. Under the purchase method, the purchase price of Dorsal was allocated to identifiable assets and liabilities acquired from Dorsal, with the excess being treated as goodwill. The acquisition resulted in an in-process research and development charge of approximately $34.6 million as well as the recognition of certain intangible assets of $30.2 million, which will be amortized over an estimated life of five years. In addition, the acquisition will result in goodwill of approximately $19.1 million, which will have an indefinite life, but will be subject to periodic impairment tests. Dr. David R. Huber, our Chairman and Chief Executive Officer, owned, directly or indirectly, approximately 31 percent of the outstanding stock of Dorsal.

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

Foreign Rate Sensitivity

     We primarily operate in the United States; however, we have expanded operations to include research and development and sales offices in various European countries. As a result, we may have sales in foreign currencies exposing us to foreign currency rate fluctuations. For the nine months ended September 28, 2002, we recorded limited sales in a foreign currency. We are exposed to the impact of foreign currency changes, associated with the Euro, for financial instruments held by our European subsidiaries. These instruments are limited to cash and cash equivalents and trade receivables. It is the policy of management to fund foreign operations on a monthly basis, thus minimizing average cash and overnight investments in the Euro. At September 28, 2002, our European subsidiaries maintained cash and cash equivalents and trade accounts receivable of approximately (Euro) 6.2 million. We believe that a 10% increase or decline in the Euro exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

Item 4.  Controls and Procedures

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14 of the Securities Exchange Act of 1923 ("Exchange Act") promulgated thereunder, our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this report (the "Evaluation Date") with the Securities and Exchange Commission. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, a Disclosure Committee has been established consisting of key legal, financial and business unit leaders to review the Company's public filings and to insure accurate and timely disclosure of required information.

     Except for the establishment of a Disclosure Committee, there have been no significant changes in the internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     By letter dated July 10, 2000, Ciena Corporation ("Ciena") informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena's patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys' fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. Although a trial date has not been set, we believe that a trial will commence in the first quarter of 2003.

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

     Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to our initial public offering on behalf of all persons who purchased our stock between July 28, 2000 and the filing of the complaints. Each of the complaints names as defendants: Corvis, our directors and officers who signed the registration statement in connection with our initial public offering, and certain of the underwriters that participated in our initial public offering. Our directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of our common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys' and experts witness' fees and other costs.

     By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs' law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for Judge Scheindlin's recusal. Judge Scheindlin denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of Judge Scheindlin in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants' application for a writ of mandamus seeking Judge Scheindlin's recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the actions, including the Corvis action. On May 23, 2002, a conference was held at which the court set a briefing schedule for the filing of motions to dismiss the amended complaints. On July 1, 2002, the underwriter defendants filed their motion to dismiss the amended complaints. On July 15, 2002, the issuer defendants filed their motion to dismiss the amended complaints. The briefing on the motions to dismiss has recently been completed, and the judge heard oral arguments on the motions on November 1, 2002. No discovery has occurred. We intend to vigorously defend ourselves.

Item 2.  Changes in Securities and Use of Proceeds

(a)  None.

(b)  None.

(c)  None.

(d)  Not applicable.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  None.

(b)  None.

(c)  None.

(d)  None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) On August 13, 2002, we filed a Current Report on Form 8-K dated August 13, 2002 containing the certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CORVIS CORPORATION

Date:  November 12, 2002                /s/ Lynn D. Anderson
                                        ----------------------------------------
                                        Lynn D. Anderson
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer


Date:  November 12, 2002                /s/ Timothy C. Dec
                                        ----------------------------------------
                                        Timothy C. Dec
                                        Vice President and Chief Accounting
                                        Officer

                                   CERTIFICATE

I, David R. Huber, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Corvis Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
      ---------------------

                                         /s/  David R. Huber
                                         ---------------------------------------
                                         Name:  David R. Huber
                                         Title: Chairman and
                                                Chief Executive Officer

                                   CERTIFICATE

I, Lynn D. Anderson, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Corvis Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: /s/ November 12, 2002
      -----------------------


                                         /s/ Lynn D. Anderson
                                         ---------------------------------------
                                         Name:  Lynn D. Anderson
                                         Title: Senior Vice President,
                                                Chief Financial Officer and
                                                Treasurer

                                  EXHIBIT INDEX

Exhibit
   No.      Description
-------     -----------
99.1        Certificate of the Chief Executive Officer and the Chief Financial Officer
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002