Form 10-K
period 2002-12-28
CORVIS CORP
filed 2003-03-25
CIK 1060490

2002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for fiscal year ended December 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                                  to

Commission file number: 0-30989

Corvis Corporation

(Exact name of registrant as specified in its charter)

Delaware	52-2041343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7015 Albert Einstein Drive, Columbia, Maryland	21046-9400
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (443) 259-4000

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act

Common Stock, $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such
report(s)), and (2) has been subject to such filing requirements for the last 90 days.    Yes   ☒         No   ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☒         No   ☐

As of June 29, 2002, the aggregate market value of the Common Stock held by non-affiliates was $267.3 million.

As of February 22, 2003, there were 407,534,167 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on May 9, 2003.

PART I

Our prospects are subject to uncertainties and risks. This Annual Report on Form 10-K contains forward-looking statements under the headings “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, within the meaning of the federal securities laws that also involve substantial uncertainties and risks. Our future results may differ materially from our historical results and actual results could differ materially from those projected in the forward-looking statements as a result of various risk factors. Readers should pay particular attention to the considerations described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Our Future Results.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission.

Item 1.    Business.

Overview

Corvis Corporation designs, manufactures and sells high performance all-optical and electrical/optical communications systems that we believe can accelerate carrier revenue opportunities and lower the overall costs of network ownership for carriers. We also provide installation and professional services that support our product offerings. We believe our optical products enable a fundamental shift in network design and efficiency by allowing for the transmission, switching and management of communications traffic entirely in the optical domain. These products include terrestrial and undersea ultra-long distance optical signal transmission, reception and amplification equipment, all-optical and electrical/optical switching equipment and software that enable the creation of optical backbone networks. By deploying our products, carriers eliminate the need for expensive and bandwidth-limiting electrical regeneration and switching equipment, significantly reducing costs, increasing network capacity and allowing them to more quickly and efficiently provide new services. Our products also open new market opportunities for carriers by enabling a flexible, in-service migration path from existing point-to-point and ring electrical/optical networks to all-optical mesh networks. Our point-to-point regional and repeaterless products (no in-line amplifiers) allow carriers to use their existing networks more efficiently, enabling the transmission of optical signals in greater capacity over longer distances than existing technology.

Starting in 2001 and continuing in 2002, conditions within the general economy and telecommunications sector have resulted in significantly reduced capital expenditures by carriers and a reduced demand for telecommunications networking systems. These conditions have resulted in significant declines in our revenue from $84.1 million in the first quarter of 2001 to $7.1 million in the fourth quarter of 2002. We cannot predict when market conditions will improve.

In response to these conditions, we have implemented a series of restructuring initiatives designed to decrease our business expenses and to align resources for growth opportunity. The actions included staff reductions, facility consolidations and the curtailment of certain discretionary spending. In addition, in August 2002, we announced that we had entered into a multi-year manufacturing outsourcing agreement with Celestica, a world leader in electronics manufacturing services. Under the agreement, we will transition all of our manufacturing capabilities to Celestica with the exception of final assembly, system integration and testing capabilities. The transition is expected to be complete in the second quarter of 2003.

As a result of these actions, our total headcount decreased from 982 on January 1, 2002 to 833 on December 28, 2002. By February 22, 2003, our total headcount had decreased to 530. We are continuing to develop and implement restructuring plans.

During 2002, we focused on further developing our customer relationships. Throughout 2002, we continued to deliver products and services to Broadwing Communications Services, Inc. and Wiltel Communications Group, Inc. under existing multi-year procurement agreements. In addition, we completed our first sales to

Telefonica de Espana and France Telecom. In the fourth quarter of 2002, we recognized our first revenues associated with Qwest Communications Corporation after meeting certain product certification requirements. Most of our customers have met or are approaching contractual minimum purchase commitments and have reached the end of long-term service contracts. The amount of product and service revenues in 2003 and beyond will depend on the amount and timing of future firm order commitments from existing customers, as well as new contract wins. During the fourth quarter of 2002, we also began product shipments to the U.S. Government. We expect to recognize revenue from these shipments in the first quarter of 2003.

In May 2002, we completed our acquisition of Dorsál Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions, for 41.8 million shares of common stock valued at approximately $91.8 million. We believe Dorsál’s next-generation transoceanic and regional undersea solutions complement our leading edge terrestrial transmission and switching equipment and our repeaterless festoon systems, allowing us to better address carriers’ global needs. The combination of our and Dorsál’s technologies and products has the potential to enhance our capabilities to serve our existing customers.

We have entered into lab trials and discussions regarding lab and field trials with other carriers for the Corvis Optical Network (Corvis ON), Optical Convergence Switch (OCS) and transoceanic subsea products. Upon successful completion of these trials, we hope to enter into agreements for commercial deployment with new customers. There can be no assurance, however, that such agreements will be consummated.

Corvis was incorporated under the laws of the State of Delaware on June 2, 1997 under the name NOVA Telecommunications, Inc. On February 5, 1999, we changed our name to Corvis Corporation. Our principal executive offices are located at 7015 Albert Einstein Drive, Columbia, Maryland 21046; and our telephone number is (443) 259-4000. Our Internet website address is www.corvis.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.

Subsequent Event

We have agreed to invest approximately $128.0 million in cash in C III Communications, LLC, a Delaware limited liability company, which on February 22, 2003, agreed to acquire most of the assets and certain of the liabilities of Broadwing Communications Services, Inc. for a purchase price of $129.3 million. C III Communications will also assume $375.0 million in long term operating commitments upon closing of the transaction. We have also agreed to contribute an additional $50.0 million to C III Communications by December 31, 2003 to fund ongoing operating expenses. Broadwing is a current customer of Corvis, accounting for $8.7 million in revenue in 2002. C III Communications was formed for the purpose of making this investment together with Cequel III, LLC, an investment and management company based in St. Louis, Missouri and headed by Jerald L. Kent, the founder of Charter Communications. We will initially retain a 96% ownership interest in C III Communications and will appoint 4 of the 6 board members. Cequel III will initially retain a 1% ownership interest in C III Communications and will appoint 2 of the 6 board members. Broadwing Inc., the parent company of Broadwing Communications Services, will initially retain a 3% equity interest in C III Communications. In connection with this transaction, we are evaluating the possibility of raising a portion of these funds from other investors which could reduce our committed investment amount and percentage of ownership.

C III Communications will be overseen by a board of directors, with day-to-day operations being run by an executive committee consisting of 5 members, 2 of whom will be appointed by Corvis and 2 of whom will be appointed by Cequel III, with the final member being subject to the approval of both parties. Cequel III will also provide certain other management services to C III Communications, including appointing personnel and advising with respect to finance, human resources and sales and marketing management matters.

The assets acquired by C III Communications include 18,700 recently completed route miles of fiber optic cables; an all-optical backbone network primarily using Corvis equipment previously sold to Broadwing; network operations center; and all of the other network elements necessary to provide broadband telecommunications services. Through these assets, C III Communications will provide managed network solutions and broadband telecommunications services to more than 1,000 corporate customers in 137 of the top 150 markets in the United States; broadband transportation services to major telecommunications carriers; and long-distance telecommunications services to more than 150,000 customers. The primary business lines for C III Communications are broadband transport, switched voice services, data and Internet services. Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Switched voice services consist of billed minutes of use, primarily for the transmission of voice long-distance services on behalf of both wholesale and retail customers. Data and Internet services consist of the sale of high-speed data transport services utilizing technology based on Internet protocol (“IP”), ATM/frame relay, data collection and web hosting.

Under the terms of the agreement, C III Communications will assume certain long-term operating commitments of Broadwing Communications Services Inc. and its subsidiaries, will continue providing services to customers under the Broadwing tradename, and will retain current employees. No outstanding debt obligations will be assumed in the transaction. Broadwing Inc.’s local communications subsidiary, Cincinnati Bell, will remain a customer of Broadwing Communications Services Inc. The asset purchase agreement was approved by our Board of Directors and is subject to customary closing conditions, including approval by the Federal Communications Commission and relevant state public utility commissions. The closing of the transaction is also contingent upon the receipt of various other third party consents.

Industry Background

Over the past decade, the volume of data traffic across communications networks has grown rapidly and now exceeds the volume of voice traffic. Even in today’s challenging economic environment, data traffic continues to increase. Data-intensive applications such as electronic commerce, Internet access, e-mail, streaming audio and video, remote access, data storage and other new applications place strains on the capacity of existing network infrastructures.

To handle the increasing volume of data traffic, carriers continue to add capacity to existing networks, which employ electrical/optical transmission and electrical switching equipment. The electrical/optical transmission equipment provides higher capacity and greater network reliability than older electrical transmission equipment.

During 2001 and 2002, however, domestic and international economic conditions had a negative impact on carriers. The revenue growth of carriers has decreased. Capital markets available to carriers have shrunk considerably. Without access to necessary capital, many carriers have reduced planned expansion and some emerging carriers have failed. We believe during these times, carriers must find cost-effective ways to meet network capacity demands while controlling operating expenses. To do this, we believe that carriers will look to new products and technologies, specifically optical networking equipment, to help them more efficiently scale and manage their networks to handle the increasing traffic requirements of a global economy. We believe our equipment enables carriers to grow their networks more efficiently while lowering their initial capital costs and ongoing operational expenses.

The Traditional Network Infrastructure

Backbone networks are the long distance, or national and/or regional, transport networks that connect local, or metro, networks. The traditional backbone network infrastructure is based on an electrically interconnected network of optical fibers.

As an optical signal travels along an optical fiber, the signal strength and quality degrade. Optical amplifiers typically are placed at 60 to 120 kilometer intervals to strengthen the signal. Despite this amplification, the signal quality continues to degrade as it travels along the optical fiber. In traditional backbone networks, the signal must be regenerated every 400 to 600 kilometers in order for the signal to be successfully received at its destination. At each regeneration point, the signal quality is restored through the use of transmission equipment consisting of a receiver and a transmitter. The receiver converts the optical signal to an electrical signal which is then regenerated. The transmitter then converts the regenerated electrical signal back into an optical signal and transmits it along the optical fiber.

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

Today’s traditional networks are comprised of electrical network intersections linked together with optical fiber to form a series of interconnected rings. Long distance routes spanning substantial geographic lengths are established by linking several rings together. Each ring carries traffic around the ring and between connected rings. The ring architecture provides two independent fiber paths between any two points on a ring. A working path carries traffic while a protection path provides a redundant route in the event of failure along the working path. To establish full working and protection path capacity, each ring must be provisioned with sufficient transmission and switching equipment to handle all traffic on the working and protection paths around and between rings.

Limitations of the Traditional Network Infrastructure

Traditional network infrastructures limit carriers’ ability to cost-effectively and efficiently meet increasing capacity and service demands. The limitations result from substantial expenditures and complexities associated with installing equipment, performing multiple optical-to-electrical-to-optical conversions, transporting, switching and regenerating traffic, adding network capacity, maintaining unused capacity for network protection and managing the network to provision new services.

•	Significant capital expenditures. At every network intersection and regeneration point in the existing network, all of the optical signals, regardless of their ultimate destination, must undergo costly and time-consuming optical-to-electrical-to-optical conversions. As a result, costly transmission equipment must currently be placed every 400 to 600 kilometers to perform optical-to-electrical-to-optical conversions to regenerate degraded optical signals. Additionally, at each network intersection various types of electrical switching equipment and transmission equipment must be installed to switch all signals on every fiber as well as perform optical-to-electrical-to-optical conversions. The amount of the equipment along with the associated network management infrastructure increases the capital costs and complexity of the network.

•	Slow and costly to deploy and increase capacity. Equipment installation in today’s traditional network is time-consuming, manually intensive and typically requires multiple “truck rolls”. This process involves dispatching teams of technicians to deploy equipment at every network intersection and regeneration point across a network. Furthermore, the installation process results in a configuration specifically tailored to provision services between two points. Increasing network capacity in existing networks requires that the truck roll installation process be repeated, which can take several months, and presents an obstacle to the carriers’ ability to deploy new services.

•	Slow and costly to provision services. Carriers have attempted to reduce the length of time and number of truck rolls required to provision new services in the existing network by installing excess transmission and switching equipment. The installation of excessive equipment, or pre-provisioning, requires carriers to accurately project when, where, how much and what type of capacity will be needed in their networks. Today’s traditional network architecture lacks the flexibility to re-configure capacity after deployment and requires significant manual intervention. If capacity demands vary from the projections, unused transmission and switching equipment must be removed and deployed elsewhere in the network by performing another truck roll or else the equipment will be stranded in the network. As a result, carriers may be limited in their ability to respond to new and changing demands for services.

•	Significant operating expenses. The complexities of traditional network infrastructures require carriers to incur substantial operating expenses. The extensive amount of equipment in traditional networks must be maintained, spare equipment must be stocked and electrical power and facilities must be sufficient to accommodate all of the installed equipment. Management of existing networks requires an experienced team of operators to provision services. These operating expenses will continue to increase as capacity is added to existing network infrastructures.

As a result of the limitations and the high costs associated with the technologies and equipment utilized in traditional backbone networks, a market opportunity exists for more cost-effective backbone solutions.

The Corvis Solution

We design, manufacture and market high performance all-optical and electrical/optical communications systems that lower the overall cost of network ownership for carriers. These products meet or exceed a wide range of carriers’ networking requirements, from opaque electrical/optical and SONET/SDH based infrastructures to all-optical networks and are available now. We also sell electrical/optical solutions where they make sense, which also allow carriers to migrate to more efficient architectures as their capacity needs increase. Our all-optical products enable a fundamental shift in the design and efficiency of networks by allowing for the transmission, switching and management of communications traffic entirely in the optical domain. Our products enable the creation of, and migration to, long distance, all-optical transmission paths by eliminating expensive and bandwidth-limiting electrical regeneration and switching equipment in the network. Additionally, our products offer a flexible migration path from existing electrical/optical networks to all-optical networks. Our products integrate key technologies that enable the effective deployment of all-optical networks: long haul, extended long haul and ultra-long haul optical transmission, all-optical and electrical/optical switching and integrated network management. We believe our products offer carriers several key competitive advantages and benefits, including the following:

Reduced Capital Expenditures

By fully deploying our products in their networks, carriers are able to reduce their capital expenditures. Our Optical Convergence Switch can provide dedicated electrical and optical switching that scales as network requirements evolve. It is a fully redundant system, designed to scale easily from single shelf to multi-shelf, multi-rack configurations to help our customers pay as they grow. Our optical transport products eliminate the need for costly electrical regeneration and switching equipment in the backbone network, reducing the amount of equipment required for network deployment and expansion. Our ultra-long haul products support transmission of optical signals without electrical regeneration up to 3,200 kilometers, and have transmitted signals as long as 6,400 kilometers, compared to 400 to 600 kilometers for traditional equipment. This reach capability reduces the number of transmitters and receivers and associated equipment by up to a factor of eight, resulting in reduced capital and operating expenditures. Our long-haul regional products and repeaterless products reduce capital expenditures by enabling transmission over longer distances with greater capacity using less equipment. These new repeaterless products currently enable carriers to transmit up to 400 gigabits per second in each direction for distances up to 350 kilometers. This significantly reduces the initial expense of installing these products as well as costs associated with upgrading and monitoring the network.

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

Compatibility with Existing Networks

Our products include industry standard hardware and software interfaces, which provide compatibility with existing electrical/optical network equipment and enable the migration path to an all-optical network. This addresses carriers’ needs to enhance their transport and switching capacity, while introducing new levels of network and service management. As a carrier’s network evolves, our products allow carriers to migrate their backbone network to an all-optical mesh network, while increasing the efficiency of their existing networks.

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

Rapid Delivery of Services

Using our products, carriers can respond to changing demands and opportunities and rapidly and cost-effectively deliver services to their customers. The delivery of services along a transmission path can be performed in hours from a carrier’s network operations center using our network management software, eliminating the months and expense required for carrier personnel to manually install and/or modify electrical transmission and switching equipment along a transmission path.

Reduced Operating Expenses

Our products reduce operating expenses by dramatically reducing the amount of equipment in backbone networks, costs associated with maintaining equipment and spare parts inventory and electrical power and facilities required to operate and house the equipment. Our all-optical networking products can reduce the number of transmitters and receivers and associated equipment in a carrier’s network by as much as a factor of eight and the cost associated with this equipment in the network. Our regional products eliminate the need for regenerators in regional networks and our repeaterless products eliminate the need for in-line amplifiers in terrestrial and festoon network links. This results in a more efficient, less complex network with fewer parts to track, control, maintain and manage. Our end-to-end network management system, which is used across the entire Corvis product line also serves to reduce operational costs.

Corvis Strategy

Our goal is to be the leading provider of optical network products including the evaluation of how to deploy these products. Our strategy centers on deploying optical technologies where they offer the greatest return on investment and lowest cost of ownership. Key elements of our strategy include the following:

Develop and Introduce Leading Optical Network Products

We develop and provide products that enable carriers to deploy faster, more flexible and more cost-effective networks than can be achieved using other equipment. When fully implemented, our products enable carriers to significantly reduce equipment purchases and operating expenses and simplify network management. Our optical network products also offer a flexible migration path from existing networks to next generation all-optical networks. We believe this flexibility provides a distinct advantage because carriers will increasingly turn to optical technologies as they look to new solutions for capacity, cost and reliability requirements.

Prudent Management of Cost and Cash Position

We are focused on a fiscal strategy of prudent cost reductions and increased fiscal discipline, while continuing investments in product upgrades and completing our product portfolio. We believe that product innovation is necessary to ensure future sales as service providers look for ways to reduce operational costs while delivering new products faster. While investment in these areas is critical, we are committed to reducing our costs and operating expenses in an effort to achieve profitability. Consistent with this commitment, we will also continue to look for strategic opportunities to further strengthen and enhance shareholder value.

Penetrate and Expand Customer Base

Our target markets are dominated by a relatively small number of customers. As a result, we plan to devote the bulk of our sales efforts on a small number of top tier carriers. We work closely with prospective customers, analyzing their existing networks and developing customized plans for increasing their network capacity and functionality. To further develop and expand our customer base, we leverage our sales force and customer support capabilities to address both domestic and international carriers. We believe that providing ongoing support is critical to successful long-term relationships with, and follow-on sales to, our customers. In this regard, we are committed to providing our customers with the highest levels of support and service.

During 2002, Corvis established a subsidiary, Corvis Government Solutions, Inc., to provide optical networking solutions in the U.S. Federal market place. As the largest bandwidth user in the world, the U.S. Government represents an important market for Corvis.

Optimize Manufacturing Capabilities

Historically, we have done much of our manufacturing in-house. In August 2002, we announced that we had entered into a multi-year manufacturing outsourcing agreement with Celestica, a world leader in electronics manufacturing services. Under the agreement, we will transition all of our manufacturing capabilities to Celestica with the exception of final assembly, system integration and testing capabilities. The transition is expected to be complete in the second quarter of 2003. We believe that the outsourcing of our manufacturing will enable us to conserve the working capital that would be required to maintain factory capacities during this period of decreased demand, allow us to better adjust manufacturing to meet increasing demands in the future and enable us to deliver products more quickly.

Evaluate Strategic Business Opportunities

We intend to pursue cooperative efforts and strategic relationships with companies that have innovative technologies. We believe that such relationships may give us access to new technologies and broaden our product portfolio. We also intend to investigate and evaluate other strategic opportunities for our business. Given current economic and industry conditions, a wide range of business options must be critically evaluated to seek maximum shareholder value. We intend to continue to support our deployed products and position Corvis to take advantage of its competitive strengths in this changing environment.

Corvis Technology and Products

We leverage our industry leading technology to implement innovative optical transport and switching solutions to fulfill carrier networking requirements. Our product lines include electrical/optical and all-optical switching products, terrestrial and subsea ultra long-haul and point-to-point optical transport systems and network management software that enables seamless end-to-end network management. This range of product lines enables us to provide carriers solutions for their SONET/SDH ring networks, as well as their electrical/optical and all-optical mesh networks. Another key advantage of our solution is our in-service migration strategy that enables carriers to migrate their current network infrastructure from point-to-point links to a more efficient all-optical mesh infrastructure. The ability to migrate their network infrastructure enables carriers to maximize profitability by matching transport network infrastructure with service requirements and deployment strategies.

Optical Switching

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

Optical Transport

Our dense optical transport systems enable carriers to increase capacity and reduce cost in the network and can be integrated fully with our all-optical switching products. Our ultra-long haul technology practically eliminates costly and time consuming electrical regeneration from terrestrial and undersea networks. This significant reduction in electrical regeneration equipment lowers the capital cost required to implement the network and reduces the complexity of the deployed network and service provisioning times.

Network Management

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

Corvis ON

The Corvis Optical Network (ON) is an innovative portfolio of dense wavelength division multiplexing transport and switching products that utilizes industry leading technology to deliver optical networking solutions to meet carrier networking requirements for supporting SONET/SDH, IP and other next-generation services. Our integration of these technologies allows carriers to build higher capacity, more flexible and more cost-effective networks. The Corvis ON product provides the following advantages:

•	Lowers capital and operational expenses required to install and operate a telecommunications network.

•	Provides industry standard interfaces to support multi-vendor compatibility within existing network infrastructures.

•	Enables rapid service provisioning through a transparent optical network infrastructure that eliminates dedicated electrical regeneration points in existing networks.

•	Utilizes advanced dense wavelength division multiplexing technologies to deliver 800 gigabits of capacity. Designed for in-service growth; scalable to 2.8 terabits of capacity in the future.

•	Incorporates ultra-long haul optical transmission technology capable of transmitting signals up to 3,200 km without electrical regeneration.

•	Includes the industry’s first and only integrated all-optical switching system capable of switching up to 3.2 terabits of traffic in the optical domain. Designed for in-service growth; scalable to 6.4 terabits of traffic in the optical domain in the future.

•	Provides a cost effective migration path from point-to-point dense wavelength division multiplexing network configurations to all-optical mesh configurations by utilizing in-service network element upgrades.

Corvis OCS

The Corvis Optical Convergence Switch (OCS) is the industry’s first multi-terabit, multiband switch providing standard point-to-point, ring and mesh networking functionality enabling carriers to deliver current SONET/SDH services. The Corvis OCS provides the following advantages:

•	Lowers expenditures to install and operate a telecommunications network by providing enhanced density, scalability and flexibility when compared to current legacy network devices.

•	Provides industry standard open interfaces to support multi-vendor compatibility with existing network equipment.

•	Provides for efficient management, grooming, and aggregation of up to 240 gigabits of STS-1 traffic in a single shelf.

•	Allows for in-service expansion on an incremental basis to provide “pay-as-you-grow” support for up to 720 gigabits of STS-1 traffic in a single rack in the future.

•	Designed to support fully non-blocking switching capacity up to 11.5 terabits of STS-1 traffic in a single network element in the future.

•	Provides grooming and switching down to the STS-1/VC-4 level.

•	Supports an optical-optical (OO) switching fabric for wavelength switching and traffic management in the future.

•	Facilitates rapid service provisioning of sub-wavelength and wavelength services across the optical transport infrastructure.

•	Provides for protection and restoration of services across the optical transport infrastructure.

Corvis XF

The Corvis XF is a point-to-point dense wavelength division multiplexing system for high capacity, long distance repeaterless regenerated links for terrestrial and undersea festooning applications. The Corvis XF product provides the following advantages:

•	Utilizes dense wavelength division multiplexing technology to deliver 600 gigabits of line capacity.

•	Incorporates optical transmission technology capable of transmitting signals up to 350km without in-line amplification.

Corvis Software Tools

Corvis Software Tools provide for comprehensive service, element, network level control, management, and planning functionality. Corvis Software Tools provide the following advantages:

•	Facilitate rapid service delivery across the Corvis ON network with the Corvis Provisioning Tool.

•	Provide for element level configuration, management, and control with the Corvis Element Interface.

•	Enable network fault, configuration, administration and provisioning of our suite of optical networking products with the Corvis Network Management System.

•	Provide carriers with a tool for modeling and planning network deployment and service delivery scenarios via the Corvis Wave Planner.

Research and Development

Our research and development efforts are focused on reducing the cost of our products, while maintaining our technological advantages. We believe that we can enhance our technologies to provide greater efficiency in current backbone networks, as well as extend these technologies into other parts of a carrier’s current network. We have made substantial investments in research and development. Research and development expenses were $88.9 million for the year ended December 30, 2000 (excluding $28.1 million of equity-based compensation expense and purchased in-process research and development of $42.2 million), $149.9 million for the year ended December 29, 2001 (excluding $45.4 million of equity-based expenses) and $127.8 million for the year ended December 28, 2002 (excluding $24.9 million of equity-based expenses and $34.6 million of purchased in-process research and development). In light of recent restructuring plans that have been implemented to date, investments in research and development will continue though at lower than historical levels.

To help meet the challenge of rapidly increasing network traffic demands, we plan to continue to develop optical transport and switching products which provide for more flexible and higher performance networks. We also plan to develop additional protection and performance features for our network management system that further accelerate our customers’ ability to deliver revenue generating services using our transport and switching products. We have a team of highly-skilled hardware and software engineers with extensive experience in telecommunications, dense wavelength division multiplexing and other optical technologies and network management systems. As of February 22, 2003, we had 279 employees involved in research and development.

Customers

We expect that substantially all of our revenue will be generated from a limited number of customers. We currently have six customers, including Broadwing Communications Services, Inc., Wiltel Communications Group, Inc. (formally Williams Communications, LLC), Qwest Communications Corporation, Telefonica de Espana S.A.U., France Telecom and the U.S. Federal Government.

In 2000, Broadwing agreed to purchase at least $200 million of our products and services as part of a multi-year purchase agreement. Since successfully completing field trials in July 2000, Broadwing has deployed a wide range of our optical networking products, including our all-optical switch, to create a national all-optical network that has been in service for over two years. Sales to Broadwing continue as part of network expansions and maintenance. Cumulative sales to Broadwing through December 28, 2002 totaled $191.8 million. C III Communications, an entity in which Corvis will initially retain a 96% ownership interest, has agreed to acquire Broadwing Communications Services, Inc. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Event.”

In 2001, Wiltel accepted a field trial system and agreed to purchase up to $300 million of our products and services as part of a multi-year purchase agreement. Firm commitments under the contract are limited to approximately $85.0 million which must be purchased prior to December 31, 2003. Wiltel has deployed our switching and transport equipment in their national network, which is currently in service carrying commercial traffic. Cumulative sales to Wiltel through December 28, 2002 totaled $75.2 million.

On April 22, 2002, we reached an agreement with Qwest Communications Corporation modifying the terms of our previous purchase agreement. Under the terms of the new agreement, Qwest agreed to purchase up to $150 million of our products and services over a multi-year period. Firm commitments totaling $7.0 million were required to have been purchased in 2002 and $5.0 million must be purchased in 2003 subject to certain acceptance criteria. In addition, we have agreed with Qwest to enter into two field trials of Corvis ON transport and switching equipment, as well as our Corvis OCS. In the fourth quarter of 2002, Qwest accepted the Corvis ON field trial system. Total sales to Qwest in 2002 were $7.0 million.

During the first quarter of 2002, we completed the first sales of our XF repeaterless link product to Telefonica de Espana, which was deployed between the island of Mallorca and Telefonica’s backbone network in Spain. In April 2002, we sold a XF repeaterless link product to France Telecom to upgrade its link between the European mainland and the island of Corsica. The relationships with Telefonica and France Telecom are in early stages and the agreements do not include minimum purchase commitments. However, we hope to develop these arrangements into long-term business relationships.

In the third quarter of 2002, we created a wholly owned subsidiary, Corvis Government Solutions, Inc. (CGSI), to provide optical networking solutions and services to the U.S. Federal marketplace. During the third quarter, CGSI secured its first contract and purchase order from the U.S. Federal Government for a limited field trial totaling approximately $1.0 million. Shipments under the agreement commenced in the fourth quarter of 2002. We expect to recognize the associated revenue in the first quarter of 2003.

We have entered into lab trials and discussions regarding laboratory and field trials with other carriers for our Corvis ON, Corvis OCS and transoceanic subsea products. Upon successful completion of these trials, we hope to enter into agreements for commercial deployment with new customers.

Sales, Marketing and Customer Support

Sales

Our target markets are dominated by a relatively small number of customers. As a result, we increasingly devote the bulk of our efforts on a small number of top tier commercial carriers and the U.S. Federal Government. Our sales strategy is to work closely with prospective customers to analyze their existing networks and provide a customized plan for increasing their network capacity and functionality. Our sales approach generally begins with a senior sales executive contacting and establishing a relationship with a carrier. We then assign an account manager to coordinate our efforts and focus our resources on developing the relationship. This account manager aligns our engineering teams and managers with their counterparts in the carrier’s organization to provide highly responsive technical and operational support. We analyze the carrier’s network layout and traffic patterns and propose a network architecture and product configuration tailored to these traffic patterns. We also invite the carrier to observe product demonstrations and perform testing of our products at our on-site laboratories. At the carrier’s request, we provide products for additional testing in its laboratories. Following these tests, the carrier generally will undertake field trials of our products prior to commercial deployment in its network. The carrier will accept the products installed in its network upon successful completion of the field trials and continue commercial deployment of additional products. Our sales cycle, from initial contact with a carrier through the signing of a purchase agreement, is long, often taking more than one year from initial introductions to contractual agreements. If our products become broadly deployed, carriers may not require laboratory or field tests prior to purchasing our products, which could shorten our sales cycle.

Marketing

The value proposition that we bring to the market will expand our focus beyond our core portfolio to highlight additional advantages of doing business with us. This includes the capabilities of our business partners, consulting services and cooperative marketing agreements. Our goal is to lower a carrier’s overall cost of network ownership while maximizing their revenue generating potential. We intend to broaden our brand reputation to engage a larger addressable market through business development partners and continuing to enhance our product portfolio. This will allow us to address a wide range of customer opportunities.

Customer Service and Support

We market and sell high performance, technically complex products to sophisticated customers. These products and customers require a high level of customer service and support. We believe that providing ongoing support is critical to successful long term relationships with our customers and we are committed to providing our customers with high levels of service and support. We provide engineering, installation, testing and commissioning services. Our customer service and systems engineering teams provide extensive pre- and post-sale support, including consultation, network design, in-depth training and up to 24 hours a day, seven days a week technical assistance and expedited repair and replacement of equipment. We believe that we have a good reputation for our customer service and support, which we intend to leverage as distinguishing factors in our efforts to enhance and maintain our market position.

Competition

We compete in a rapidly evolving and highly competitive market. The market for our products has historically been dominated by companies such as Alcatel, Ciena, Cisco, Lucent and Nortel. We expect to continue to compete with these and other established and new market entrants. We believe that the principal competitive factors in our market include:

•	product performance, including high-capacity transmission over long distances without regeneration;

•	speed and cost of deployment;

•	speed and cost of service provisioning;

•	ability to reconfigure or increase network capacity;

•	integrated network management under software control;

•	compatibility with existing equipment;

•	ongoing customer service and support;

•	perceived financial strength and longevity; and

•	willingness to offer product financing.

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and sales and marketing resources than we do and may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more vendor financing than we can. To remain competitive, we must continue to develop our products and adjust our customer support organization to address customers’ evolving expectations and current market conditions.

Manufacturing

Historically, we have manufactured most of our products and conducted final assembly and final system test at our manufacturing facilities. In August 2002, we entered into a multi-year manufacturing outsourcing agreement with Celestica, a world leader in electronics manufacturing services. Under the agreement, we will transition all of our manufacturing capabilities to Celestica with the exception of final assembly, system integration and testing capabilities. The transition is expected to be complete in the second quarter of 2003. We believe that outsourcing of our manufacturing will enable us to conserve working capital associated with maintaining significant in-house production capacities and will allow us more flexibility to meet changing production requirements.

In the optical equipment industry, there are limited sources for many key components. Through the current downturn in telecommunications, the optical component industry has been downsizing manufacturing capacities and consolidating certain product lines, further reducing the source of components. In an effort to reduce the impact of disruptions in the delivery of products from these suppliers, we carry inventory of components from these suppliers, which we transfer to Celestica as needed. The loss of any single source supplier could have a material adverse affect on our business.

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

Given the technological complexity of our products, we can give no assurance that claims of infringement will not be asserted against us or against our customers in connection with their use of our systems and products, nor can there be any assurance as to the outcome of any such claims. On July 19, 2000, Ciena filed a lawsuit alleging that we are willfully infringing three of Ciena’s patents relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. A fourth patent was subsequently added to the lawsuit. In February 2003, jury trials were held on the issues of infringement and invalidity of the four patents. Corvis all-optical networking products were found not to infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. A new trial date for the patent upon which the jury did not reach a verdict is scheduled tentatively for late April 2003. Corvis’ inverse multiplexing transceiver product, which can be used along with our all-optical networking products, was found to infringe a Ciena patent on bit rate transparent devices. While we believe that the interim jury verdicts in the Ciena litigation are favorable and would not materially affect our business, financial condition or results of operations, we cannot be certain that the interim jury verdicts will be upheld or that infringement of other patents in the suit will not be found in later legal proceedings. To the extent it is necessary, a trial to determine damages will be held following any appeals. Such appeals can take up to a year or more before final determination. See “Item 3. Legal Proceedings.”

We license certain patents covering components, which require us to pay modest royalties. Each of these patent licenses expires on the earlier of the date the last licensed patent expires or is abandoned by the licensor. We also license certain software components for our network management software. These software licenses are perpetual but will generally terminate if we breach the agreement and do not cure the breach in a timely manner.

Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices or trade secret misappropriation. We have received claims of this kind in the past and we cannot assure you that we will not receive claims of this kind in the future as we seek to hire qualified personnel or that those claims will not result in material litigation. In March 1999, we filed suit against Ciena asking the court to invalidate noncompete agreements between Ciena and six former Ciena technicians and assemblers now working for us. Ciena filed a counterclaim against us, the former employees and

Dr. David Huber, also a former employee of Ciena, seeking injunctive relief and unspecified monetary damages for various alleged activities, including conspiracy, breach of contract, unfair competition and theft of intellectual property. Although we believed Ciena’s counterclaims to be unfounded, we ultimately settled the litigation without prejudice to either party. If Ciena were to refile this suit, or any other party were to file a similar suit, an adverse judgment could result in monetary damages or an injunction that could materially affect our business. In addition, as with any suit, regardless of the suit’s merits we could incur substantial costs defending ourselves and/or our employees. Also, defending ourselves from such claims could divert the attention of our management away from our operations.

Employees

As of December 28, 2002, we employed 833 persons, of whom 116 were primarily engaged in manufacturing, 519 in research and development activities and 198 in sales, marketing, customer service and support and general administration services.

As of February 22, 2003, after completing certain staff reduction programs, we employed 530 persons, of whom 114 were primarily engaged in manufacturing, 279 in research and development activities and 137 in sales, marketing, customer service and support and general administration services. None of our employees is currently represented by a labor union. We consider our relations with our employees to be satisfactory.

Item 2.    Properties.

The following table shows as of December 28, 2002 each of our facilities, its function, location and size and the term of the lease for the facility. Lease termination dates are the earliest dates that we can terminate the lease without penalty and do not give effect to any renewal rights that we may have.

Function	Location	Square Feet	Expiration
Manufacturing, Warehouse	Columbia, Maryland	81,283	Expiring between November 2005 and May 2010

Research and Development	Columbia, Maryland	172,483	Expiring between November 2005 and November 2010

Sales, Marketing, General and Administrative	Columbia, Maryland	62,683	Expiring between November 2005 and May 2006

Land	Columbia, Maryland	43,560	Expiring in August 2005

Research and Development	Lannion and Paris, France	11,124	Expiring between November 2005 and May 2010

Unoccupied, Available for Lease	Columbia, Maryland	73,027	Expiring between September 2006 and October 2007

In association with current restructuring plans, we plan to exit several facilities across research and development, manufacturing, general and administrative and sales functions in the next six months. We believe that our retained facilities are adequate for the purposes for which they are presently used and that replacement facilities are available at comparable cost, should the need arise.

Item	3. Legal Proceedings.

Ciena

By letter dated July 10, 2000, Ciena Corporation (“Ciena”) informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In February 2003, jury trials were held on the issues of infringement and invalidity of the remaining four patents. Corvis all-optical networking products were found not to infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. A new trial date for the patent upon which the jury did not reach a verdict is scheduled tentatively for late April 2003. Corvis’ inverse multiplexing transceiver product, which can be used along with our all-optical networking products, was found to infringe a Ciena patent on bit rate transparent devices.

We have designed our products in an effort to respect the intellectual property rights of others. We intend to defend ourselves vigorously against these claims and we believe that we will prevail in this litigation. However, there can be no assurance that we will be successful in the defense of the litigation, and an adverse determination in the litigation could result from a finding of infringement of only one claim of a single patent. We may consider settlement due to the costs and uncertainties associated with litigation in general, and patent infringement litigation in particular, and due to the fact that an adverse determination in the litigation could preclude us from producing some of our products until we were able to implement a non-infringing alternative design to any portion of our products to which such a determination applied. Even if we consider settlement, there can be no assurance that we will be able to reach a settlement with Ciena. An adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by us, or could include terms in addition to payments, such as a redesign of some of our products, which could have a material adverse effect on our business, financial condition or results of operations. While we believe that the interim jury verdicts in the Ciena litigation are favorable and would not materially affect our business, financial condition and results of operations, we cannot be certain that the interim jury verdicts will be upheld, or that infringement of other patents in the suit will not be found in later legal proceedings. To the extent it is necessary, a trial to determine damages will be held following any appeals. Such appeals can take up to a year or more before final determination.

We believe that the continuing defense of the lawsuit may be costly and may divert the time and attention of some members of our management. Further, Ciena and other competitors may use the continuing existence of the Ciena lawsuit to raise questions in customers’ and potential customers’ minds as to our ability to manufacture and deliver our products. There can be no assurance that questions raised by Ciena and others will not disrupt our existing and prospective customer relationships.

Class Action Suit

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to our initial public offering on behalf of all persons who purchased our stock between July 28, 2000 and the filing of the complaints. Each of the complaints names as defendants: Corvis, our directors and officers who signed the registration statement in connection with our initial public offering, and certain of the underwriters that participated in our initial public offering. Our directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of our common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for Judge Scheindlin’s recusal. Judge Scheindlin denied that application.

On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of Judge Scheindlin in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants’ application for a writ of mandamus seeking Judge Scheindlin’s recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the IPO allocation actions, including the Corvis action. On May 23, 2002, a conference was held at which the court set a briefing schedule for the filing of motions to dismiss the amended complaints. On July 1, 2002, the underwriter defendants filed their motion to dismiss the amended complaints. On July 15, 2002, the issuer defendants filed their motion to dismiss the amended complaints. The briefing on the motions to dismiss has been completed, and the judge heard oral arguments on the motions on November 1, 2002. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to Corvis, the Section 10(b) and Rule 10b-5 claims, alleging that Corvis participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. Settlement discussions among all interested parties are ongoing. We intend to vigorously defend ourselves.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock was traded on the Nasdaq National Market under the symbol “CORV” from July 27, 2000 until October 13, 2002. Since October 14, 2002, our common stock has been traded on the Nasdaq Small Cap Market under the symbol “CORV”. The following table sets forth, for the periods indicated, the high and low bid information as reported on the Nasdaq National Market or the Nasdaq Small Cap Market for our common stock.

	High	Low
Fiscal 2001
First Quarter (ended March 31, 2001)	$30.00	$6.28
Second Quarter (ended June 30, 2001)	$10.77	$3.00
Third Quarter (ended September 29, 2001)	$4.63	$1.19
Fourth Quarter (ended December 29, 2001)	$3.90	$1.30

Fiscal 2002
First Quarter (ended March 30, 2002)	$3.23	$1.08
Second Quarter (ended June 29, 2002)	$1.41	$0.65
Third Quarter (ended September 28, 2002)	$0.79	$0.54
Fourth Quarter (ended December 28, 2002)	$0.94	$0.51

As of March 13, 2003, there were 1,525 holders of record of our common stock.

Dividend Policy

We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our Board of Directors may deem relevant.

Item 6.    Selected Financial Data.

You should read the following selected consolidated financial data along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those statements included in “Item 8. Financial Statements and Supplementary Data.” Operating results for historical periods are not necessarily indicative of the results that may be expected for future periods. During 1999, we changed our accounting reporting cycle from a calendar year-end to a manufacturing 52- or 53-week fiscal year-end, ending on the Saturday closest to December 31 in each year.

	Year Ended
	December 31, 1998	January 1, 2000	December 30, 2000	December 29, 2001	December 28, 2002
	(in thousands except per share data)
Statement of Operations Data:
Revenue	$—	$—	$68,898	$188,450	$20,208
Cost of revenue	—	—	42,943	333,487	84,884

Gross profit (loss)	—	—	25,955	(145,037)	(64,676)

Operating expenses:
Research and development, excluding equity-based expense	15,746	41,565	88,874	149,882	127,773
Sales and marketing, excluding equity-based expense	167	3,422	30,871	56,002	43,776
General and administrative, excluding equity-based expense	3,190	18,993	31,127	34,344	32,432
Equity-based expense:
Research and development	—	126	28,050	45,409	24,871
Sales and marketing	—	4,845	52,417	17,756	11,444
General and administrative	—	—	17,891	35,642	29,085
Amortization of intangible assets	—	173	46,746	125,940	18,491
Purchased in-process research and development	—	—	42,230	—	34,580
Restructuring, impairment, and other charges	—	—	—	789,242	124,825

Total operating expenses	19,103	69,124	338,206	1,254,217	447,277

Operating loss	(19,103)	(69,124)	(312,251)	(1,399,254)	(511,953)
Interest income (expense), net	(357)	(2,146)	28,640	21,161	4,193

Net loss	$(19,460)	$(71,270)	$(283,611)	$(1,378,093)	$(507,760)

Basic and diluted net loss per common share	$(0.86)	$(2.33)	$(1.80)	$(3.94)	$(1.30)
Weighted average number of common shares outstanding	22,638	30,599	157,349	349,652	392,012

	As of
	December 31, 1998	January 1, 2000	December 30, 2000	December 29, 2001	December 28, 2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,041	$244,597	$1,024,758	$638,872	$457,833
Short-term and long-term investments	—	—	—	21,907	46,583
Working capital	(1,474)	236,839	1,172,040	726,505	459,843
Total assets	8,488	307,279	2,381,836	978,825	610,318
Notes payable and capital lease obligations, net of current portion	5,800	38,771	45,909	4,702	2,746
Redeemable stock	—	—	30,000	—	—
Total stockholders’ equity (deficit)	$(2,968)	$239,625	$2,186,593	$888,853	$540,078

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis along with our consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors including the risks discussed in “Factors That May Affect Out Future Results” below and elsewhere in this report.

Overview

Corvis Corporation designs, manufactures and sells high performance all-optical and electrical/optical communications systems that we believe accelerate carrier revenue opportunities and lower the overall cost of network ownership for carriers. We also provide installation and professional services that support our product offerings. We believe our optical products enable a fundamental shift in network design and efficiency by allowing for the transmission, switching and management of communications traffic entirely in the optical domain. These products include terrestrial and undersea ultra-long distance optical signal transmission, reception and amplification equipment, all-optical and electrical/optical switching equipment and software that enable the creation of high performance optical backbone networks. By deploying our products, carriers eliminate the need for expensive and bandwidth-limiting electrical regeneration and switching equipment, significantly reducing costs, increasing network capacity and allowing them to more quickly and efficiently provide new services. Our products also open new market opportunities for carriers by enabling a flexible, in-service migration path from existing point-to-point and ring electrical/optical networks to all-optical mesh networks. Our point-to-point regional and repeaterless products (no in-line amplifiers) allow carriers to use their existing networks more efficiently, enabling the transmission of optical signals in greater capacity over longer distances than existing technology.

Starting in 2001 and continuing in 2002 and 2003, conditions within the general economy and telecommunications sector have resulted in reduced capital expenditures by carriers and a reduced demand for telecommunications networking systems. These declines have had an adverse impact on our revenue and results of operation. We cannot predict when market conditions will improve.

In response to these conditions, we have implemented a series of restructuring initiatives designed to decrease our business expenses and to align resources for long-term growth opportunity. The actions included staff reductions, facility consolidations and the curtailment of certain discretionary spending. In addition, we announced a multi-year manufacturing outsourcing agreement with Celestica, a world leader in electronics manufacturing services. Under the agreement, we will transition all of our manufacturing capabilities to Celestica with the exception of final assembly, system integration and testing capabilities. The transition is expected to be complete in the second quarter of 2003.

In May 2002, we completed our acquisition of Dorsál Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions, for 41.8 million shares of common stock valued at approximately $91.8 million. We believe Dorsál’s next-generation transoceanic and regional undersea solutions complement our leading edge terrestrial transmission and switching equipment and our repeaterless festoon systems, allowing us to better address carriers’ global needs.

Subsequent Event

We have agreed to invest approximately $128.0 million in cash in C III Communications, LLC, a Delaware limited liability company, which on February 22, 2003, agreed to acquire most of the assets and certain liabilities of Broadwing Communications Services Inc. for a purchase price of $129.3 million. C III communications will also assume $375.0 million in long term operating commitments upon closing of the transaction. We have also agreed to contribute an additional $50.0 million to C III Communications by December 31, 2003 to fund ongoing operating expenses. Broadwing is a current customer of Corvis, accounting for $8.7 in revenue in 2002. C III Communications was formed for the purpose of making this investment together with Cequel III, LLC, an investment and management company based in St. Louis, Missouri and headed by Jerald L. Kent, the founder of Charter Communications. Corvis will initially retain a 96% ownership interest in C III Communications and will appoint 4 of the 6 board members. Cequel III will initially retain a 1% ownership interest in C III Communications and will appoint 2 of the 6 board members. Broadwing Inc., the parent company of Broadwing Communications Services, will initially retain a 3% equity interest in C III Communications. In connection with this transaction, we are evaluating the possibility of raising a portion of these funds from other investors which could reduce our committed investment amount and percentage of ownership.

C III Communications will be overseen by a board of directors, with day-to-day operations being run by an executive committee consisting of 5 members, 2 of whom will be appointed by Corvis and 2 of whom will be appointed by Cequel III, with the final member being subject to the approval of both parties. Cequel III will also provide certain other management services to C III Communications, including appointing personnel and advising with respect to finance, human resources and sales and marketing management matters.

The assets acquired by C III Communications include 18,700 recently completed route miles of fiber optic cables; an all-optical backbone network comprised primarily of Corvis equipment; network operations center; and all of the other network elements necessary to provide broadband telecommunications services. Through these assets, C III Communications will provide managed network solutions and broadband telecommunications services to more than 1,000 corporate customers in 137 of the top 150 markets in the United States; broadband transportation services to major telecommunications carriers; and long-distance telecommunications services to more than 150,000 customers. The primary business lines for C III Communications are broadband transport, switched voice services, data and Internet services. Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Switched voice services consist of billed minutes of use, primarily for the transmission of voice long-distance services on behalf of both wholesale and retail customers. Data and Internet services consist of the sale of high-speed data transport services utilizing technology based on Internet protocol (“IP”), ATM/frame relay, data collection and web hosting.

Under the terms of the agreement, C III Communications will assume certain long-term operating commitments of Broadwing Communications Services Inc. and its subsidiaries, will continue providing services to customers under the Broadwing tradename, and will retain current employees. No outstanding debt obligations will be assumed in the transaction. Broadwing Inc.’s local communications subsidiary, Cincinnati Bell, will remain a customer of Broadwing Communications Services Inc. The asset purchase agreement was approved by our Board of Directors and is subject to customary closing conditions, including approval by the Federal Communications Commission and relevant state public utility commissions. The closing of the transaction is also contingent upon the receipt of various other third party consents.

Customers

In 2002, we continued to focus on further developing our customer relationships. We currently have six customers, including Broadwing Communications Services, Inc., Wiltel Communications Group, Inc. (formally Williams Communications, LLC), Qwest Communications Corporation, Telefonica de Espana S.A.U., France Telecom and the U.S. Federal Government.

Broadwing has agreed to purchase at least $200 million of our products and services as part of a multi-year purchase agreement. Since successfully completing field trials in July 2000, Broadwing has deployed a wide range of our optically optimized networking products, including the all-optical switch, to create a national all-optical network that has been in service for over a year. Sales to Broadwing continue as part of network expansions and maintenance. Cumulative sales to Broadwing through December 28, 2002 totaled $191.8 million. C III Communications, an entity in which Corvis will initially retain a 96% ownership interest, has agreed to acquire Broadwing Communications Services, Inc. See “—Subsequent Event.”

In 2001, Wiltel accepted a field trial system and agreed to purchase up to $300 million of our products and services as part of a multi-year purchase agreement. Firm commitments under the contract are limited to approximately $85.0 million which must be purchased prior to December 31, 2003. Wiltel has deployed our switching and transport equipment in their national network, which is currently in service carrying commercial traffic. Cumulative sales to Wiltel through December 28, 2002 totaled $75.2 million.

On April 22, 2002, we reached an agreement with Qwest Communications Corporation modifying the terms of our previous purchase agreement. Under the terms of the new agreement, Qwest agreed to purchase up to $150 million of our products and services over a multi-year period. Firm commitments totaling $7.0 million were required to have been purchased in 2002 and $5.0 million must be purchased in 2003 subject to certain acceptance criteria. In addition, we agreed with Qwest to enter into two field trials of Corvis ON transport and switching equipment as well as our Corvis OCS. Corvis recognized $7.0 million in revenue in 2002 after receiving lab certification from Qwest.

During the first quarter of 2002, we completed the first sales of our XF repeaterless link product to Telefonica de Espana, which was deployed between the island of Mallorca and Telefonica’s backbone network in Spain. In April 2002, we sold a XF repeaterless link to France Telecom to upgrade its link between the European mainland and the island of Corsica. The relationships with Telefonica and France Telecom are in early stages and the agreements do not include additional purchase commitment levels. However, we hope to develop these arrangements into long-term business relationships.

In the third quarter of 2002, we created a wholly owned subsidiary, Corvis Government Solutions, Inc. (CGSI), to provide optical networking solutions and services to the U.S. Federal marketplace. During the third quarter, CGSI secured its first contract and purchase order from the U.S. Federal Government for a limited field trial totalling approximately $1.0 million. Shipments under this contract began in the fourth quarter of 2002. We expect to recognize the associated revenue in 2003.

We have also entered into lab trials and discussions regarding laboratory and field trials with other carriers for our Corvis ON, Corvis OCS and transoceanic subsea products. Upon successful completion of these field trials, we hope to enter into agreements for commercial deployment with new customers.

Critical Accounting Policies

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory obsolescence asset impairment, revenue recognition, product warranty liabilities, allowance for doubtful accounts, and contingencies and litigation. We state these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions and the variances could be material.

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

Costs of Revenue.    Costs of revenue include the costs of manufacturing our products, delivering services and other costs associated with warranty, inventory obsolescence costs and overhead related to our manufacturing, engineering, finishing and installation operations. Warranty reserves are determined based upon actual warranty cost experience, estimates of component failure rates and management’s industry experience. Inventory obsolescence costs are estimated using certain assumptions, including projected sales and sales mix. Actual results may differ from those estimates. We continually monitor component failures, technical changes, and levels of on-hand inventory and adjust our estimates accordingly. If, however, actual results vary significantly from our estimates, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate.

Allowance for Bad Debt.    We relied on six customers for all of our revenues. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. One of these customers, Broadwing Communications Services, Inc., has agreed to sell substantially all of its assets to C III Communications, LLC, an entity in which Corvis will initially retain a 96% ownership interest. We monitor the financial conditions of our remaining customers closely and have concluded that no allowance for bad debt was appropriate as of December 28, 2002.

Restructuring and Other Charges.    Reflecting continued unfavorable economic conditions and continued lack of expected customer wins and product sales, our Board of Directors approved plans for the reduction of operations including the consolidation of facilities, reduction of employees, the outsourcing of a majority of our manufacturing capabilities and the discontinuation of certain product lines. Facility consolidation costs are based on assumed exit costs and timetables. Asset impairment charges are based on estimated salvage values, recoverability estimates and estimated fair values. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change that would reduce the estimated recoverability of these assets, additional restructuring and impairment charges may be required.

Goodwill and Other Intangible Assets.    We have recorded goodwill and intangibles resulting from our acquisitions. Through December 29, 2001, goodwill and intangibles were amortized on a straight-line basis over their respective lives of between 3 and 5 years. Upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” on December 30, 2001, we ceased amortizing goodwill. SFAS 142 requires that goodwill be tested for impairment initially within one year of adoption (transitional test) and at least annually thereafter. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared with the carrying value of the goodwill, and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill.

If an impairment loss exists as a result of the transitional goodwill impairment test, the implementation of SFAS 142 could result in a one-time charge to earnings as a cumulative effect of an accounting change. The Company performed the transitional test and determined that no adjustment to carrying value was required.

In performing the annual test, the Company determined the estimated fair value of its reporting units and compared it to the carrying value of the reporting unit. As a result of the comparison, there was an indication that a certain reporting unit’s goodwill may be impaired and the second step of the impairment test was performed.

In the second step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of the goodwill was determined by allocating the fair value of the reporting unit to all of the assets and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. As a result of the second step of the impairment test, the Company recognized approximately $15.5 million (excluding approximately $17.5 million of impairment related to patents) as impairment of goodwill and recorded the impairment loss as a component of restructuring, impairment and other charges. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change that would reduce the estimated recoverability of these assets, additional impairment charges may be required.

Litigation.    In July 2000, Ciena Corporation (“Ciena”) informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit alleging that we are willfully infringing three of Ciena’s patents relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. A fourth patent was subsequently added to the lawsuit. In February 2003, jury trials were held on the issues of infringement and invalidity of the four patents. Corvis all-optical networking products were found not to infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. A new trial date for the patent upon which the jury did not reach a verdict is scheduled tentatively for late April 2003. Corvis’ inverse multiplexing transceiver product, which can be used along with our all-optical networking products, was found to infringe a Ciena patent on bit rate transparent devices. While we believe that the interim jury verdicts in the Ciena litigation are favorable and would not materially affect our business, financial condition or results of operations, we cannot be certain that the interim jury verdicts will be upheld, or that infringement of other patents in the suit will not be found in later legal proceedings. To the extent it is necessary, a trial to determine damages will be held following any appeals. Such appeals can take up to a year or more before final determination. Based on the current status of the litigation, we cannot reasonably predict the likelihood of any final outcome.

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to our initial public offering on behalf of all persons who purchased our stock between July 28, 2000 and the filing of the complaints. Each of the complaints names as defendants: Corvis, our directors and officers who signed the registration statement in connection with our initial public offering, and certain of the underwriters that participated in our initial public offering. Our directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of our common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for Judge Scheindlin’s recusal. The Judge denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of the Judge in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants’ application for a writ of mandamus seeking the Judge’s recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the IPO allocation actions, including the Corvis action. On May 23, 2002, a conference was held at which the court set a briefing schedule for the filing of motions to dismiss the amended complaints. On July 1, 2002, the underwriter defendants filed their motion to dismiss the amended complaints. On July 15, 2002, the issuer defendants filed their motion to dismiss the amended complaints. The briefing on the motions to dismiss has been completed, and the judge heard oral arguments on the motions on November 1, 2002. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to Corvis, the Section 10(b) and Rule 10b-5 claims, alleging that Corvis participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. Settlement discussions among all interested parties are ongoing. We intend to vigorously defend ourselves. Based on the status of the litigation, we cannot reasonably predict the likelihood of any potential outcome. We continue to monitor the status of the litigation, however we can give no assurances that an unfavorable outcome will not result in future charges.

Results of Operations

Year ended December 28, 2002 compared to year ended December 29, 2001

Revenue.    Revenue decreased to $20.2 million for the fiscal year ended December 28, 2002 from $188.5 million for the fiscal year ended December 29, 2001. The decrease in revenue was attributable to a decrease in demand for optical communications systems. Revenue for the years ended 2002 and 2001 is attributable to five customers and two customers, respectively. Services, including customer support, installation and training, represented 28% in 2002 and 5% in 2001. Most of our customers have met or are approaching contractual minimum purchase commitments and have reached the end of long-term service contracts. The amount of product and service revenues in 2003 and beyond will depend on the amount and timing of future firm order commitments from existing customers, as well as new contract wins.

Gross Profit (loss).    Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. As a result of discontinued product lines under our restructuring plans and excessive inventories due to reduced capital expenditures by telecommunications carriers, we recorded cost of revenue charges totaling $68.8 million in 2002 and $216.5 million in 2001.

Gross profit (loss) increased to $(64.7) million for the fiscal year ended December 28, 2002 from $(145.0) million for the year ended December 29, 2001. Gross margin as a percentage of revenue decreased to (320)% for the fiscal year ended December 28, 2002 from (77.0)% for the fiscal year ended December 29, 2001. Due to current competitive and economic pressures on our prices, we expect that gross margin, excluding inventory write-downs and other charges, may further decrease in the coming quarters. Excluding inventory write-downs and other charges of $68.8 million in 2002 and $216.5 million in 2001, gross margin would have been 20.3% in 2002 compared to 37.9% in 2001. The decrease in adjusted gross profit reflects decreases in pricing as well as decreased volume efficiencies in our manufacturing operation.

Research and Development, Excluding Equity-Based Expense.    Research and development, excluding equity-based expense, consists primarily of salaries and related personnel costs, test and prototype expenses related to the design of our hardware and software products, laboratory costs and facilities costs. All costs related to product development, both hardware and software, are recorded as expenses in the period in which they are incurred. Due to the timing and nature of the expenses associated with research and development, significant quarterly fluctuations may result. We believe that research and development is critical in achieving current and future strategic product objectives.

Research and development expenses, excluding equity-based expense, decreased to $127.8 million for the year ended December 28, 2002 from $149.9 million for the year ended December 29, 2001. The decrease in expenses was primarily attributable to a reduction in prototype material usage. In light of recent restructuring plans that have been implemented to date, investments in research and development will continue though at lower than historical levels.

Sales and Marketing, Excluding Equity-Based Expense.    Sales and marketing, excluding equity-based expense, consists primarily of salaries and related personnel costs, laboratory trial systems provided to customers, trade shows, other marketing programs and travel expenses.

Sales and marketing expenses, excluding equity-based expense, decreased to $43.8 million for the year ended December 28, 2002 from $56.0 million for the year ended December 29, 2001. The decrease in expenses was primarily attributable to a reduction in headcount and marketing and tradeshow programs offset, in part, by an increase in lab trial expenses.

General and Administrative, Excluding Equity-Based Expense.    General and administrative, excluding equity-based expense, consists primarily of salaries and related personnel costs, information systems support, recruitment expenses and facility demands associated with maintaining the proper infrastructure to support our organization. This infrastructure consists of executive, financial, legal, information systems and other administrative responsibilities.

General and administrative expenses decreased to $32.4 million for the year ended December 28, 2003 from $34.3 million for the year ended December 29, 2001. The decrease in expenses was primarily attributable to reductions in employee headcount offset in part by increases in professional services.

Equity-based Expense.    Equity-based expenses consists primarily of charges associated with amortization of employee options granted at below fair market value prior to our initial public offering.

Equity-based expense related to research and development, sales and marketing and general and administrative functions for the year ended December 28, 2002 decreased to $65.4 million from $98.8 million for the year ended December 29, 2001. The decrease in equity-based compensation resulted from decreases in employee headcount.

Amortization of Intangible Assets.    Historically, amortization of intangible assets primarily related to the amortization of goodwill associated with the acquisition of Algety Telecom S.A. As a result of the issuance of SFAS No. 142, we no longer record amortization of goodwill. Upon adoption of SFAS No. 142, goodwill is tested at least annually for impairment. Intangible assets that are separate and have finite useful lives, such as acquired patent rights and intellectual property licenses, continue to be amortized over their useful lives.

Amortization of intangible assets expenses decreased to $18.5 million for the year ended December 28, 2002 from $125.9 million for the year ended December 29, 2001. The decrease was primarily attributable to the discontinuation of amortization of goodwill under SFAS No. 142.

Purchased Research & Development.    On May 16, 2002, we completed our acquisition of Dorsál Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions, for 41.8 million shares of common stock valued at approximately $91.8 million. The purchase price of Dorsál was allocated to identifiable assets and liabilities acquired and included approximately $34.6 million of purchased in-process research and development that was expensed on the acquisition date.

Restructuring, Impairment and Other Charges.    During 2001 and continuing in 2002, we developed and implemented restructuring plans designed to decrease our operating expenses and to align our resources for long-term growth opportunities. In addition, we evaluated the recoverability of our inventory and long-lived assets in light of these plans and the current and projected economic environment. As a result, we recorded the following charges (in thousands):

	2001	2002
Cost of sales—inventory write-down and other	$216,535	$68,785

Restructuring and other:
Workforce and facility reductions	77,719	17,139
Valuation and impairment of long-lived assets, including goodwill	711,523	107,686

Total restructuring and other charges	789,242	124,825

Other charges—impairment of strategic equity investments	12,301	4,978

Total restructuring and impairment charges	$1,018,078	$198,588

Cost of Sales—Inventory Write-downs and Other.    We write down our inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. As a result of the decline in spending by telecommunications carriers and the discontinuation of certain products, we recorded $216.5 million in 2001 and $68.8 million in 2002 in inventory write-downs and other related charges.

Workforce Reductions and Facility Consolidation.    During 2001, we initiated companywide workforce reduction programs that resulted in the elimination of approximately 650 positions and associated charges of approximately $24.5 million. In addition, we recorded approximately $53.2 million in charges associated with the cost of exiting certain facilities taken out of service.

During 2002, workforce reduction programs continued including substantial reductions in our French operations and resulted in the elimination of 295 positions and $19.6 million in related charges offset in part by approximately $2.5 million associated with adjustments to reduce facility consolidation reserves recorded in prior periods.

During the first quarter of 2003, we announced further work force reduction programs resulting in the further elimination of 241 positions and that we are in the process of developing further consolidation plans. As a result, we expect to incur further restructuring charges during 2003.

Valuation and Impairment of Long-lived Assets.    In 2001, in light of current and projected market conditions within the telecommunications industry, we performed an analysis as to the recoverability of our long-lived assets. As a result, we recorded a write-down of goodwill totaling $711.5 million associated with our July 2000 acquisition of Algety S.A., a French company that develops and markets high-capacity, high-speed optical networking equipment.

In 2002, we adopted SFAS No. 142 and ceased amortizing goodwill. In the fourth quarter of 2002, under the provisions of SFAS No. 142 and SFAS No. 144, we completed an impairment review of our goodwill with assistance from independent appraisers. Based on the assessment, we recorded a write-down of goodwill and intangible assets totaling $33.0 million associated with our May 2002 acquisition of Dorsál Networks.

Also in 2002, in light of the outsourcing of our manufacturing operations and the reduction of research and development initiatives, we decommissioned certain fixed assets and reviewed the recoverability of the long-lived assets still in use. As a result, in the fourth quarter of 2002, we recorded impairment charges totaling $74.7 million.

Other Charges—Impairment of Strategic Equity Investment.    We have made strategic equity investments in certain startup companies totaling $17.6. These investments are carried at cost as we own less than 20% of the voting equity and do not have the ability to exercise significant influence over these companies. We recorded charges within other income, net totaling $12.3 million in 2002 and $5.0 million in 2001, associated with the permanent impairment of these investments resulting from the impact of economic conditions on certain of these investees.

Interest Income (Expense), Net.    Interest income, net of interest expense, decreased to $4.2 million for the year ended December 28, 2002 from $21.2 million of net interest income for the year ended December 29, 2001. The decrease was primarily attributable to lower average invested cash balances from the proceeds of the initial public offering and other private placements and lower average returns on investments and charges associated with the write-down of certain strategic equity investments.

Year ended December 29, 2001 compared to year ended December 30, 2000

Revenue.    Revenue increased to $188.5 million for the fiscal year ended December 29, 2001 from $68.9 million for the fiscal year ended December 30, 2000. The increase in revenue was attributable to the increased sales of our products for commercial use. Revenue for the year ended 2001 and 2000 was attributable to two customers and one customer, respectively.

Gross Profit (loss).    Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. In association with certain discontinued products under our restructuring plans and excessive inventories due to reduced capital expenditures by telecommunications carriers, during 2001 we recorded cost of revenue charges totaling $216.5 million comprised of inventory write-downs of approximately $174.0 million and losses from open purchase commitments and loss contracts of approximately $42.5 million.

Gross profit (loss) decreased to $(145.0) million for the fiscal year ended December 29, 2001 from $26.0 million for the year ended December 30, 2000. Gross margin as a percentage of revenue decreased to (77.0)% for the fiscal year ended December 29, 2001 from 37.7% for the fiscal year ended December 30, 2000. Excluding inventory write-downs and other charges of $216.5 million for the fiscal year ended December 29, 2001, gross profit was $71.5 million and gross margin was 37.9%.

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

General and Administrative, Excluding Equity-Based Expense.    General and administrative expense, excluding equity-based expense, increased to $34.3 million for the year needed December 29, 2001 from $31.1 million for the year ended December 30, 2000. The increase in expenses was primarily attributable to increases in salaries and related benefits due to the hiring of additional personnel.

Equity-based Expense.    Equity-based expenses consists primarily of charges associated with employee options granted at below fair market value prior to our initial public offering.

Equity-based expense related to research and development, sales and marketing and general and administrative functions for the year ended December 29, 2001 increased to $98.8 million from $98.4 million for the year ended December 30, 2000. The increase in equity-based compensation resulted from options granted with exercise prices below fair value at the date of grant related primarily to grants prior to our initial public offering.

Amortization of Intangible Assets.    Amortization of intangible assets expenses increased to $125.9 million for the year ended December 29, 2001 from $46.7 million for the year ended December 30, 2000. The increase was primarily attributable to the amortization of intangibles resulting from the acquisition of Algety Telecom S.A., which resulted in approximately $876.7 million in goodwill, excluding the impacts of the impairment charges described above, that was being amortized over five years.

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

Liquidity and Capital Resources

Since inception through December 28, 2002, we have financed our operations, capital expenditures and working capital primarily through public and private sales of our capital stock, borrowings under credit and lease facilities and cash generated from operations. At December 28, 2002, our cash and cash equivalents and investments totaled $504.4 million. We have agreed to invest approximately $128.0 million in cash in C III Communications, LLC, a Delaware limited liability company, which on February 22, 2003, agreed to acquire most of the assets and certain liabilities of Broadwing Communications Services Inc. for a purchase price of $129.3 million. See “Subsequent Event.”

Net cash used in operating activities was $136.9 million, $255.5 million and $230.8 million for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively. Cash used in operating activities for the year ended December 28, 2002 was primarily attributable to a net loss of $507.8 million, offset in part by non-cash charges including depreciation and amortization of $70.7 million, equity-based expense of $65.4 million and purchased research and development expense of $34.6 million associated with our acquisition of Dorsál Networks in May 2002 and certain non-cash restructuring charges of $188.5 million. Cash flows from operating activities were further offset by changes in operating assets and liabilities of $11.7 million.

Net cash used in investing activities for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 was $36.8 million, $131.5 million and $72.4 million, respectively. The decrease in net cash used in investing activities for the year ended December 28, 2002 was primarily attributable to significant reductions in capital expenditures.

Net cash provided by (used in) financing activities for the year ended December 28, 2002 was $(10.0) million, primarily attributable to the repayment of principal on notes and capital leases as well as the purchase of treasury stock. Net cash provided by financing activities for the year ended December 29, 2001 was $1.5 million, primarily attributable to the sale of investments associated with restricted cash and proceeds from stock options and warrants exercised offset in part by the repayment of principal on notes and capital leases. Net cash provided by financing activities for the year ended December 30, 2000 was $1,084.3 million, primarily attributable to proceeds from our initial public offering and other private placements, and the issuance of notes payable, offset in part by the payment of debt and an increase in restricted cash.

As of December 28, 2002, long-term restricted cash totaled $2.3 million associated with outstanding irrevocable letters of credit relating to lease obligations for various manufacturing and office facilities and other business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each respective lease term or agreement term.

On October 24, 2002, we announced that our Board of Directors had authorized a share repurchase program under which we can acquire up to $25 million of our common stock in the open market. At December 28, 2002, 5,914,300 shares had been purchased under the plan for a total of $4.4 million. The purchases will be executed at times and prices considered appropriate by us during the next two years. The share repurchase program may be implemented at such future date as we may determine and may be suspended at any time and from time-to-time without prior notice. The repurchase program will be funded using our existing cash balances and the repurchased shares may be used for corporate purposes in compliance with applicable law.

Due to current economic conditions, we have and may be required to sell our products to future customers at lower margins or be required to provide customers with financing which could result in reduced gross margins, extended payment terms or delayed revenue recognition, all of which could have a negative impact on our liquidity, capital resources and results of operations.

If we or our outsourcing partner experience delays or disruptions in manufacturing output or we are unable to successfully manufacture our products and to develop alternative manufacturing sources in a timely manner, our sales, financial position and results of operations would be adversely affected.

We believe that our current cash and cash equivalents and cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements beyond the next twelve months.

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

Contractual Obligations and Commercial Commitments

The following table shows information about our contractual obligations and commercial commitments as of December 28, 2002 (in thousands):

	Payments Due in
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$23,529	$5,461	$8,939	$4,466	$4,663
Notes Payable	2,779	107	2,113	304	255
Capital Lease Obligation	2,081	2,004	77	—	—
Contractual Purchase Commitments	7,700	7,700	—	—	—

	$36,089	$15,272	$11,129	$4,770	$4,918

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Commited	1 Year	2-3 Years	4-5 Years	Over 5 Years
Letters of Credit	$2,329	—	$240	$495	$1,594

	$2,329	—	$240	$495	$1,594

Acquisition of Dorsál Networks, Inc.

On May 16, 2002, we completed our acquisition of Dorsál Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions, for 41.8 million shares of common stock valued at approximately $91.8 million. The acquisition was accounted for under the “purchase” method of accounting. Under the purchase method, the purchase price of Dorsál was allocated to identifiable assets and liabilities acquired from Dorsál, with the excess being treated as goodwill. The acquisition resulted in an in-process research and development charge of approximately $34.6 million as well as the recognition of certain intangible assets of $30.8 million, which will be amortized over an estimated life of five years. In addition, the acquisition resulted in goodwill of approximately $19.1 million, which has an indefinite life, but is subject to periodic impairment tests. Dr. David R. Huber, our Chairman and Chief Executive Officer, owned, directly or indirectly, approximately 31 percent of the outstanding stock of Dorsál. In the fourth quarter of 2002, under the provisions of SFAS No. 142, we completed an impairment review of our goodwill with assistance from independent appraisers. Based on the assessment and in light of a deteriorating economic outlook, we recorded a writedown of goodwill and intangible assets totaling $33.0 million associated with the Dorsal acquisition.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS 143, “Accounting for Asset Retirement Obligations,” in August 2001. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. The Company adopted SFAS 143 on January 1, 2003. The adoption of this standard will not have a material effect on the Company’s results of operations.

The FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in April 2002. SFAS 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to the extinguishment of debt are effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modifications are effective for transactions occurring after May 15, 2002. The Company does not believe this standard will have a material impact on its results of operations.

The FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” in June 2002. SFAS 146 nullifies previous guidance on this issue and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured at its fair value in the period in which the liability is incurred. The Company is required to adopt the provisions of this statement for exit or disposal activities initiated after December 31, 2002. The Company is assessing the impact that the adoption of this standard will have on the Company’s results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements in 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Factors that May Affect Our Future Results

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

Recently, we have seen a significant reversal of this trend, including the failure of a large number of the new entrants and a sharp contraction of the availability of capital to the industry. Bankruptcies in the industry have slowed expenditures and investments. This, in turn, has caused a substantial reduction in demand for telecommunications equipment, including our products.

This industry trend has been compounded by the slowing not only of the United States economy but the economies in virtually all of the countries in which we are marketing our products. The combination of these factors has caused customers to become more conservative in their capital investment plans and more uncertain about their future purchases. As a consequence, we are facing a market that is both reduced in absolute size and more difficult to predict and plan for.

We expect the factors described above to affect our business, for at least several more quarters, if not longer, in several significant ways compared to the recent past:

•	it is likely that our markets will be characterized by reduced capital expenditures by our customers;

•	our ability to forecast the volume and product mix of our sales will be substantially reduced; and

•	we will continue to experience price pressures.

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

Most carriers have made substantial investments in their current network infrastructure, and many have announced significant reductions in their capital expenditures. It is uncertain when these reductions in capital expenditures will be reversed. In addition, carriers may elect to remain with current network architectures or to adopt new architectures in limited stages or over extended periods of time. A decision by a customer to purchase our optical networking solutions will involve a significant capital investment. We will need to convince these carriers of the benefits of our solutions for future network deployment. We cannot be certain that a viable market for our products will further develop or be sustainable. If this market does not develop further, or develops more slowly than we expect, our business, financial condition and results of operations would be harmed.

The markets we serve are highly competitive and we may not be able to achieve or maintain profitability.

Competition in optical networking markets is intense. These markets have historically been dominated by large companies, such as Alcatel, Cisco, Lucent, Ciena and Nortel. We may face competition from other large communications equipment companies that are currently in or that may enter our market. In addition, a number of private companies have announced plans for new all-optical products to address the same network needs that our products address. Due to several factors, including the lengthy sales cycle, testing and deployment process and manufacturing constraints associated with large-scale deployments of our products, we may lose any advantage that we might have by being an early provider of all-optical network products prior to achieving market penetration. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and sales and marketing resources than we do and may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more vendor financing than we can. Moreover, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that compete with our products or render our products obsolete. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter our markets, further intensifying competition.

In order to compete effectively, we must, among other things, deliver products that:

•	provide high reliability;

•	provide an overall cost-effective solution for carriers;

•	reduce operating costs;

•	increase network capability easily and efficiently with minimal disruption;

•	operate with existing equipment and network designs;

•	reduce the complexity of the network in which they are installed by decreasing the amount of equipment required; and

•	provide effective network management.

In addition, we believe that a knowledge of the infrastructure requirements applicable to carriers, experience in working with carriers to develop new services for their customers, and an ability to provide vendor financing are important competitive factors in our market. We have limited knowledge of carriers’ infrastructure requirements and limited experience in working with carriers to develop new services. In addition, we currently provide only a limited vendor-sponsored financing program. Many of our competitors, however, are able to offer more complete financing programs, which may influence prospective customers to purchase from our competitors rather than from us.

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

The Federal Communications Commission, or FCC, has jurisdiction over the entire communications industry and, as a result, our products and our customers’ products are subject to FCC rules and regulations. Current and future FCC rules and regulations affecting communications services, our products or our customers’ businesses or products could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international carriers in the future. Delays caused by our compliance with regulatory requirements could result in postponements or cancellations of product orders, which would harm our business, results of operations and financial condition. Further, we cannot be sure that we will be successful in obtaining or maintaining any regulatory approvals that may, in the future, be required to operate our business.

Risks Related to Our Financial Results

We have incurred significant losses since inception, and we expect losses to continue in the future.

We have incurred significant net losses since inception. As of December 28, 2002, we had an accumulated deficit of approximately $2.3 billion. We expect to incur significant losses in the near-term. We cannot be certain that we will ever achieve profitability. We will need to generate significant revenue and control costs to achieve profitability.

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

Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause the price of our common stock to fluctuate. The primary factors, among other things, that may affect our quarterly results include the following:

•	loss of customers or the ability to attract new customers;

•	satisfaction of contractual customer acceptance criteria;

•	cancellation of or delays in customer orders;

•	demand for optical networking products and services;

•	the length and variability of the sales cycle for our products and services;

•	the timing and size of sales of our products and services;

•	our ability to maintain production volumes and quality levels for our products and services;

•	our ability to obtain sufficient supplies of sole or limited source components;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increases in the prices of the components that we purchase;

•	new product introductions and enhancements by our competitors;

•	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

•	the timing and magnitude of product development expenses;

•	our ability to attract and retain key personnel;

•	issuances or sales by us of common stock or other securities in the future;

•	costs related to acquisitions of technology or businesses; and

•	general economic conditions as well as those specific to the communications and related industries.

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

Our products are designed to enable all-optical transmission and switching of data traffic over long distances. We expect that customers who purchase these products will do so as part of a large-scale deployment of these products across their networks. We also offer point-to-point solutions which we expect to be purchased by customers to cover high-traffic routes. In each case, a customer’s decision to purchase our all-optical network products will involve a significant commitment of its resources. A lengthy testing and product qualification process, a portion, or all, of which is funded by us, will precede any final decision to purchase our products. Throughout this sales and qualification cycle, we will spend considerable time and expense educating and providing information to prospective customers about the uses and features of our products.

The timing of deployment of our products may vary widely and will depend on the specific network deployment plan of the customer, the installation skills of the customer, the complexity of the customer’s network environment and the degree of hardware and software configuration necessary. Customers with substantial or complex networks have traditionally expanded their networks or upgraded their systems in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. In addition, customers may request the cancellation of purchase orders.

Because of our limited operating history and the nature of our business, we cannot predict the timing or size of these sales and deployment cycles. Long sales cycles, as well as our expectation that customers will tend to place large orders sporadically with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter.

We currently have six customers and we expect that substantially all of our revenue will be generated from a limited number of customers.

The target customers for our products are carriers that operate communications networks. There are only a limited number of potential customers in our target markets. We currently have six customers who have signed agreements to purchase our products: Broadwing Communications Services, Inc., Wiltel Communications Group, Inc. (formally Williams Communications, LLC), Qwest Communications Corporation, Telefonica de Espana S.A.U., France Telecom and the U.S. Federal Government. Each of these agreements contains significant obligations, the breach of which could result in termination of the agreement. C III Communications, an entity in which Corvis will initially retain a 96% ownership interest, has agreed to acquire Broadwing Communications Services, Inc. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Event.”

We expect that for the forseeable future substantially all of our revenue will depend on sales of our optical network products to a limited number of potential customers. The rate at which customers purchase products from us will depend, in part, on the increasing demand for bandwidth by carriers’ customers. Any failure of carriers to purchase products from us for any reason, including any downturn in their business, may seriously harm our business, financial condition and results of operations.

We depend on our key personnel to manage our business effectively. If we are unable to retain our key personnel, our business, financial condition and results of operations could be harmed.

Our future success depends upon the continued services of our executive officers and other key engineering, manufacturing, operations, sales, marketing and support personnel who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any of our key employees, including Dr. David Huber, our founder, Chairman and Chief Executive Officer, could delay the development and production of our products and negatively impact our ability to maintain customer relationships, which would harm our business, financial condition and results of operations.

We do not have significant experience in international markets and may have unexpected costs and difficulties in developing international revenue.

We have developed a sales and marketing staff outside of the United States. International operations may be subject to certain risks and challenges that could harm our results of operations, including, among other things:

•	difficulties and costs of staffing and managing foreign operations;

•	longer sales cycles for our products;

•	reduced protection for intellectual property rights;

•	difficulty in accounts receivable collection and longer collection periods;

•	longer sales cycles for our products;

•	compliance with international standards that differ from domestic standards;

•	political and economic instability;

•	fluctuations in exchange rates;

•	changes in regulatory requirements in the communications industry;

•	expenses associated with developing and customizing our products for foreign countries;

•	tariffs, quotas and other import restrictions on communications products; and

•	potentially adverse tax consequences.

Risks Related to Product Manufacturing

We are currently transitioning a substantial portion of our manufacturing capability to an outside party as part of a sole-source manufacturing outsource agreement. If we are unable to transition our manufacturing capacity in a timely manner or if we do not accurately project demand, our financial condition and results of operation could be harmed.

Our future operating results will depend on our ability to develop and manufacture our products cost-effectively. To do so, we will have to develop, with our outsource partner, manufacturing processes that will allow us to produce sufficient quantities of products at competitive prices.

If we are unable to transition our manufacturing capacity in a timely manner or if we do not accurately project demand, we will have insufficient capacity or excess capacity, either of which will seriously harm our business. There are numerous risks associated with outsourcing manufacturing capabilities, including, among other things, the following:

•	difficulties in achieving adequate yields from new manufacturing lines;

•	the inability to meet customer delivery requirements during the transition period; and

•	increased warranty costs due to reductions in quality control.

After the transition to Celestica is complete, we will have limited internal production capacity and we will rely on Celestica to meet our production specifications to fill orders on a timely basis. Under the terms of the contract, we will provide Celestica with demand forecasts up to six months prior to scheduled delivery to our customers. If we overestimate our requirements, we may be subject to certain cancellation penalties or be required to purchase quantities in excess of our needs. If we underestimate our requirements, Celestica may not have adequate inventory to meet our production need which could result in shipment delays to our customers or we could be subject to additional charges.

We depend on sole source and limited source suppliers for several key components. If we are unable to obtain these components on a timely basis, we will be unable to meet our customers’ product delivery requirements, which would harm our business.

Our products include several key components from single or limited sources. From time to time, there have been industry-wide shortages of some optical components. Furthermore, given current economic conditions, several suppliers have made the decision to no longer support certain component manufacturing or have ceased operations entirely. If any of our sole or limited source suppliers experiences capacity constraints, work stoppages or any other reduction or disruption in output, including ceasing operations entirely, they may be unable to meet our delivery schedule. Our suppliers may enter into exclusive arrangements with our competitors, be acquired by our competitors, go out of business, stop selling their products or components to us at commercially reasonable prices, refuse to sell their products or components to us at any price or be unable to obtain or have difficulty obtaining components for their products from their suppliers, and we may be unable to develop alternative sources for the components.

Even if alternate suppliers are available, identifying them is often difficult and time consuming. We have key components that are available from only one qualified supplier. The process of qualifying vendors can take a significant amount of time and is not always successful. If we do not qualify multiple vendors or receive critical components in a timely manner, we will be unable to manufacture our products in a timely manner and would, therefore, be unable to meet customers’ product delivery requirements. Any failure to meet a customer’s delivery requirements could harm our reputation and decrease our sales, which would harm our business, financial condition and results of operations.

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

Optical products are complex and are designed to be deployed in large quantities across complex networks. Because of the nature of the products, they can only be fully tested when completely deployed in large networks with high amounts of traffic. Our customers may discover errors or defects in the hardware or the software, or our products may not operate as expected, after they have been fully deployed. If we are unable to fix defects or other problems that may be identified in full deployment, we would experience, among other things:

•	loss of, or delay in, revenue and loss of market share;

•	loss of existing customers;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by our customers; and

•	increased insurance costs.

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

On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena’s patents. A fourth patent was subsequently added to the lawsuit. Ciena sought injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In February 2003, jury trials were held on the issues of infringement and invalidity of the remaining four patents. Corvis all-optical networking products were found not to infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. A new trial date for the patent upon which the jury did not reach a verdict is scheduled tentatively for late April 2003. Corvis’ inverse multiplexing transceiver product, which can be used along with our all-optical networking products, was found to infringe a Ciena patent on bit rate transparent devices.

We intend to defend ourselves vigorously against any subsequent appeals and we believe that we will ultimately prevail in this litigation. However, there can be no assurance that we will be successful in the defense of the appeals, and an adverse determination could result from a finding of infringement of only one claim of a single patent. While the interim jury verdicts in the Ciena litigation are favorable and would not materially affect our business, financial condition and results of operations, we cannot be certain that the interim jury verdicts will be upheld, or that infringement of other patents in the suit will not be found in later legal proceedings. To the extent it is necessary, a trial to determine damages will be held following any appeals. Such appeals can take up to a year or more before final determination. We may consider settlement due to the costs and uncertainties associated with the appellate process, litigation in general, and patent infringement litigation in particular, and due to the fact that an ultimate adverse determination in the litigation could preclude us from producing some of our products until we were able to implement a non-infringing alternative design to any portion of our products to which such a determination applied. Even if we consider settlement, there can be no assurance that we will be able to reach a settlement with Ciena. A final adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by us, or could include terms in addition to payments, such as a redesign of some of our products, which could have a material adverse effect on our business, financial condition and results of operations. Based on the court’s current decisions, we believe that our business, financial condition and results of operations will not be materially affected, however, on appeal, we cannot be certain that the current decisions will be upheld, or that infringement will not be found on any of the other patents in question.

We or our customers may be a party to additional litigation in the future to protect our intellectual property or to respond to allegations that we infringe others’ intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers against the alleged infringement. If we are unsuccessful in any intellectual property litigation, we could be subject to significant liability for damages and loss of our proprietary rights. Intellectual property litigation, regardless of its success, would likely be time consuming and expensive to resolve and would divert management time and attention. In addition, we could be forced to do one or more of the following:

•	stop selling, incorporating or using products that include the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign those products that use the technology, which may be time-consuming or impossible.

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

Risks Related to the Development of Our Business

Our products and services require a sophisticated sales effort targeted at a limited number of key individuals within our prospective customers’ organizations.

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

Two of our customers purchased an equity interest in us, and a third customer holds a warrant to purchase our common stock. Although these customers purchased the equity interests at fair value and the warrant has an exercise price equal to the fair value on the date of grant, the opportunity to invest in us provided these customers with an additional incentive to purchase our products. In order to attract new customers, we may need to offer equity to them.

Our business will suffer if we fail to properly manage our size and continually improve our internal controls and systems.

We continue to adjust the scope of our operations, as well as our manufacturing and customer support capabilities, develop new distribution channels and fund research and development. Adjustments have included significant staff reductions in both 2001 and 2002, continuing in 2003. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. In order to manage our size properly, we must:

•	train, manage and retain qualified personnel, including engineers and research and development personnel;

•	effectively plan and implement product portfolio improvements and innovations;

•	manage our manufacturing operations, controls and reporting systems;

•	effectively manage multiple relationships with our customers, suppliers and other third parties; and

•	implement additional operational controls, reporting and financial systems and procedures.

Failure to do any of the above in an efficient and timely manner could seriously harm our business, financial condition and results of operations.

If we become subject to unfair hiring claims we could incur substantial costs in defending ourselves or management’s attention could be diverted away from our operations.

Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We have received claims of this kind in the past, and we may receive claims of this kind in the future as we seek to hire qualified personnel. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of the claims. In addition, defending ourselves from such claims could divert the attention of management away from our operations.

We may need additional capital to fund our existing and future operations. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development and marketing and sales efforts, which would harm our business, financial condition and results of operations.

The development, marketing and sales of new products is expected to require a significant commitment of resources. We may incur significant operating losses or expend significant amounts of capital if, among other things:

•	the market for our products develops more slowly than anticipated;

•	we fail to establish market share or generate revenue;

•	our capital expenditure forecasts change or prove inaccurate; and

•	we need to respond to unforeseen challenges or take advantage of unanticipated opportunities.

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

Risks Related to Our Investment in C III Communications

By investing in C III Communications, we will be the majority owner of an entity that owns and operates a national telecommunications network, which will be in direct competition with our current and potential customers and may therefore affect our ability to attract and retain customers.

Some of our current and potential customers may view our investment in C III Communications, and its focus on the ownership, operation and sale of bandwidth capacity of a national fiber optic network unfavorably. They may therefore be less likely to place orders with Corvis for optical equipment or system services, either because they perceive us as a competitor or because of a concern that our shift in focus will divert our attention from our traditional equipment and service business. We have discussed with some of our customers and potential customers the treatment of their proprietary information, given our new position with regard to C III Communications. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Event.” Alienating even a small number of potential customers could have a serious impact on our business, since the number of potential customers is limited and may be reduced by ongoing consolidation in the telecommunications industry.

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

Interest Rate Sensitivity

We maintain a portfolio of cash equivalents in a variety of securities including: commercial paper, certificates of deposit, money market funds and government and non-government debt securities. Substantially all amounts are in money market funds as well as high grade, short-term commercial paper and certificates of deposit, the value of which is generally not subject to interest rate changes. We believe that a 10% increase or decline in interest rates would not be material to our investment income or cash flows. Our long-term debt obligations bear fixed interest rates. However, our long-term debt obligations total only $2.8 million, and, therefore, we do not consider the impact of any general interest rate changes to be significant.

Foreign Rate Sensitivity

We primarily operate in the United States; however, we have expanded operations to include research and development and sales offices in various European countries. As a result, we may have sales in foreign currencies exposing us to foreign currency rate fluctuations. For the fiscal year ended December 28, 2002, we recorded

$3.6 million of sales in a foreign currency. We are exposed to the impact of foreign currency changes, associated with the Euro, for our European subsidiaries’ financial instruments, which are limited to cash and cash equivalents. It is the policy of management to fund foreign operations on a monthly basis, thus minimizing average cash and overnight investments in the Euro. At December 28, 2002, our European subsidiaries maintained cash and cash equivalents of approximately 6.2 million Euros. We believe that a 10% increase or decline in the Euro exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Corvis Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of Corvis Corporation and subsidiaries as of December 29, 2001 and December 28, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 30, 2000, December 29, 2001 and December 28, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corvis Corporation and subsidiaries as of December 29, 2001 and December 28, 2002 and the results of their operations and their cash flows for the years ended December 30, 2000, December 29, 2001 and December 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, as of December 30, 2001, the Company changed its method of accounting for goodwill and other intangible assets to adopt the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

McLean, Virginia

January 27, 2003, except as to Note 16(c)

which is as of February 24, 2003 and

Note 17 which is as of February 22, 2003

CORVIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 29, 2001	December 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$638,872	$457,833
Short-term investments	21,907	24,133
Trade accounts receivable	33,676	1,781
Inventory, net	96,426	26,491
Other current assets	17,486	14,406

Total current assets	808,367	524,644
Restricted cash, long-term	2,417	2,329
Long-term investments	—	22,450
Property and equipment, net	134,393	45,760
Goodwill and other intangible assets, net	21,429	13,965
Other long-term assets, net	12,219	1,170

Total assets	$978,825	$610,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$126	$107
Capital lease obligations, current portion	6,796	1,982
Accounts payable	14,488	14,973
Accrued expenses	36,402	31,609
Provision for restructuring charges	24,050	16,130

Total current liabilities	81,862	64,801
Noncurrent liabilities:
Notes payable, net of current portion	2,959	2,672
Capital lease obligations, net of current portion	1,743	74
Other long-term liabilities	3,408	2,693

Total liabilities	89,972	70,240
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value; 200,000,000 shares authorized; zero shares issued and outstanding as of December 29, 2001 and December 28, 2002	—	—
Common stock—$0.01 par value; 1,900,000,000 shares authorized; 362,687,909 shares issued and outstanding as of December 29, 2001 and 413,113,603 shares issued and 407,199,303 shares outstanding as of December 28, 2002, respectively	3,621	4,126
Shareholder note receivable	—	(32)
Treasury stock, 5,914,300 shares, at cost	—	(4,405)
Additional paid-in capital	2,648,955	2,809,267
Accumulated other comprehensive income (loss):
Foreign currency translation	(10,796)	(8,215)
Unrealized investment gain	—	24
Accumulated deficit	(1,752,927)	(2,260,687)

Total stockholders’ equity	888,853	540,078

Total liabilities and stockholders’ equity	$978,825	$610,318

See accompanying notes to consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
Revenue:
Products	$68,898	$179,694	$14,644
Services	—	8,756	5,564

Total revenue	68,898	188,450	20,208
Cost of sales:
Products	42,943	325,965	81,645
Services	—	7,522	3,239

Total cost of sales	42,943	333,487	84,884
Gross profit (loss)	25,955	(145,037)	(64,676)
Operating expenses:
Research and development, exclusive of equity-based expense	88,874	149,882	127,773
Sales and marketing, exclusive of equity-based expense	30,871	56,002	43,776
General and administrative, exclusive of equity-based expense	31,127	34,344	32,432
Equity-based expense:
Research and development	28,050	45,409	24,871
Sales and marketing	52,417	17,756	11,444
General and administrative	17,891	35,642	29,085
Amortization of intangible assets	46,746	125,940	18,491
Purchased in-process research and development	42,230	—	34,580
Restructuring, impairment and other charges	—	789,242	124,825

Total operating expenses	338,206	1,254,217	447,277

Operating loss	(312,251)	(1,399,254)	(511,953)
Interest income, net	28,640	21,161	4,193

Net loss	(283,611)	(1,378,093)	(507,760)
Other comprehensive income (loss):
Foreign exchange adjustment	60,176	(70,972)	2,581
Unrealized investment gains	—	—	24

Comprehensive loss	$(223,435)	$(1,449,065)	$(505,155)

Basic and diluted net loss per common share	$(1.80)	$(3.94)	$(1.30)
Weighted average number of common shares outstanding	157,349	349,652	392,012

See accompanying notes to consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

	Convertible Preferred Stock
	All Series		Common Stock		Additional Paid-in-Capital	Stockholder Note Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts	Shares	Amount
Balance at January 1, 2000	16,088,186	$161	61,114,020	$609	$331,303	$(1,224)	—	—	$(91,223)	$239,626
Exercise of stock options and warrants	352,576	4	6,111,073	61	47,244	—	—	—	—	47,309
Private Placement—Series H preferred stock	496,710	5	—	—	40,000	—	—	—	—	40,005
Acquisition of Algety Telecom S.A.	1,301,822	13	11,385,358	114	916,942	—	—	—	—	917,069
Initial public offering and con-current private placement, net	—	—	31,902,778	319	1,066,118	—	—	—	—	1,066,437
Equity-based expense	213,633	2	—	—	98,356	—	—	—	—	98,358
Conversion of preferred stock	(18,452,927)	(185)	237,526,260	2,375	(2,190)	—	—	—	—	—
Collection of shareholder note	—	—	—	—	—	1,224	—	—	—	1,224
Foreign exchange adjustment	—	—	—	—	—	—	—	60,176	—	60,176
Net loss	—	—	—	—	—	—	—	—	(283,611)	(283,611)

Balance at December 30, 2000	—	—	348,039,489	3,478	2,497,773	—	—	60,176	(374,834)	2,186,593
Exercise of stock options and warrants	—	—	14,648,420	143	5,950	—	—	—	—	6,093
Equity-based expense	—	—	—	—	115,232	—	—	—	—	115,232
Expiration of common stock put-right	—	—	—	—	30,000	—	—	—	—	30,000
Foreign exchange adjustment	—	—	—	—	—	—	—	(70,972)	—	(70,972)
Net loss	—	—	—	—	—	—	—	—	(1,378,093)	(1,378,093)

Balance at December 29, 2001	—	—	362,687,909	3,621	2,648,955	—	—	(10,796)	(1,752,927)	888,853
Exercise of stock options	—	—	7,896,709	80	1,142	—	—	—	—	1,222
Equity-based expense	—	—	720,015	7	67,771	—	—	—	—	67,778
Acquisition of Dorsál	—	—	41,808,970	418	91,399	(32)	—	—	—	91,785
Foreign exchange adjustment	—	—	—	—	—	—	—	2,581	—	2,581
Unrealized gains on investments	—	—	—	—	—	—	—	24	—	24
Treasury stock, 5,914,300 shares at cost	—	—	—	—	—	—	(4,405)	—		(4,405)
Net loss	—	—	—	—	—	—	—	—	(507,760)	(507,760)
	—	—	—	—	—	—	—	—	—

Balance at December 28, 2002	—	—	413,113,603	$4,126	$2,809,267	$(32)	$(4,405)	$(8,191)	$(2,260,687)	$540,078

See accompanying notes to consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
Cash flows from operating activities:
Net loss	$(283,611)	$(1,378,093)	$(507,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,301	154,965	70,659
Equity-based expense	98,358	98,807	65,400
Purchased research and development	42,230	—	34,580
Non-cash restructuring, goodwill and asset impairments, inventory write-downs and other charges	—	954,954	188,548
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(16,085)	(17,591)	31,895
Increase in inventory, net	(195,384)	(35,154)	(3,569)
Decrease (increase) in other current assets	(24,926)	9,316	3,697
Increase (decrease) in other long-term assets	—	(5,005)	5,354
Increase (decrease) in accounts payable	79,725	(76,507)	(361)
Increase (decrease) in other accrued expenses	14,591	38,791	(25,362)

Net cash used in operating activities	(230,801)	(255,517)	(136,919)

Cash flows from (used in) investing activities:
Purchase of property and equipment	(90,659)	(97,702)	(18,740)
Cash acquired in business combination	22,496	—	6,591
Minority equity investments	(4,199)	(11,891)	—
Purchase of investments	—	(21,907)	(24,696)
Decrease in deposits and other long-term assets	—	—	88

Net cash used in investing activities	(72,362)	(131,500)	(36,757)

Cash flows from (used in) financing activities:
Decrease (increase) in restricted cash	(29,189)	43,875	—
Proceeds from issuance of note payable	43,500	—	—
Proceeds from equity offerings	1,071,443	—	—
Proceeds from stock options and warrants exercised	47,309	6,093	1,222
Proceeds from repayment of shareholder note	1,224	—	—
Payment of notes payable and capital lease obligations	(49,958)	(48,485)	(6,785)
Purchase of treasury stock	—	—	(4,405)

Net cash provided by (used in) financing activities	1,084,329	1,483	(9,968)

Cash effect of foreign exchange adjustment	(1,004)	(352)	2,605

Net increase (decrease) in cash and cash equivalents	780,161	(385,886)	(181,039)
Cash and cash equivalents—beginning	244,597	1,024,758	638,872

Cash and cash equivalents—ending	$1,024,758	$638,872	$457,833

Supplemental disclosure of cash flow information:
Interest paid	$7,220	$3,831	$889
Supplemental disclosure of noncash activities:
Financed leasehold improvements	$2,105	$10,919	—
Receipt of warrants in association with purchase commitment	—	2,361	—
Purchase business combinations consideration paid with common stock	947,069	—	91,785
Issuance of stock for intellectual property	35,000	—	—

See accompanying notes to consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies and Practices

(a)	Nature of Business and Basis of Presentation

Corvis Corporation (the “Company”) was incorporated on June 2, 1997 to design, manufacture and market products that enable a fundamental shift in the design and efficiency of backbone communications networks by allowing for the transmission, switching and management of traffic entirely in the optical domain. In July 2000, the Company commenced its planned principal operations, including production, shipment and delivery of its commercial products. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company has a 52 or 53 week fiscal year, which ends on the Saturday nearest to the last day of December in each year (December 30, 2000, December 29, 2001 and December 28, 2002).

(b)	Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company considers these investments as available-for-sale. As such, the securities are stated at their fair market value and unrealized gains and losses, net of the related tax effect, on these securities are recognized as a component of other comprehensive income (loss). As of December 28, 2002 and December 29, 2001, the fair market value of these marketable securities approximated the carrying value.

As of December 28, 2002 and December 29, 2001, restricted cash of $2.3 million and $2.4 million, respectively, are supporting outstanding letters of credit.

(c)	Short-term and Long-term Investment Securities

Short-term and long-term investment securities at December 28, 2002 and December 29, 2001 consist of U.S. corporate obligations. The Company classifies these securities as available-for-sale securities. Available-for-sale securities are recorded at fair market value and unrealized holding gains and losses, net of the related tax effect, on these securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair market value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

(d)	Strategic Equity Investments

The Company has made strategic equity investments in certain startup companies totaling $17.6 million. These investments are carried at cost as the Company owns less than 20 percent of the voting equity and does not have the ability to exercise significant influence over these companies. During 2001 and 2002, the Company recorded charges totaling $12.3 million and $5.0 million, respectively, associated with the permanent impairment of these investments resulting from the impact of current economic conditions.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Costs of revenues include the costs of manufacturing the Company’s products and other costs associated with warranty and other contractual obligations, inventory obsolescence costs and overhead related to the Company’s manufacturing, engineering, finishing and installation. Warranty reserves are determined based upon actual warranty cost experience, estimates of component failure rates and management’s industry experience.

(f)	Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company records a provision for excess and obsolete inventory whenever such an impairment has been identified.

(g)	Property and Equipment

Internal network equipment, test and manufacturing equipment, furniture and fixtures, and leasehold improvements are stated at cost or estimated fair market value if acquired in a purchase business combination. Assets acquired under capital lease are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over estimated useful lives ranging between three and seven years for internal network equipment, test and manufacturing equipment, and furniture and fixtures. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of the lease term or the estimated useful life of the assets.

(h)	Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis. The amount of goodwill

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and other intangible asset impairment was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been in effect for 2000, 2001 and 2002 (in thousands):

	Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
Net loss	$(283,611)	$(1,378,093)	$(507,760)
Adjustments:
Amortization of goodwill	41,863	113,813	—
Amortization of workforce in place	140	445	—

Adjusted net loss	$(241,608)	$(1,263,835)	$(507,760)

			—
Weighted average shares—basic and diluted	157,349	349,652	392,012
Adjusted and diluted basic EPS	$(1.54)	$(3.61)	$(1.30)

As of December 28, 2002, the Company had approximately $37.6 million of intangible assets ($9.4 million net of accumulated amortization) related to patents and intellectual property, which are being amortized straight-line over a period of three years. The Company incurred amortization expense of $18.5 million during the year ended December 28, 2002 and anticipates amortization expense to be the following for the next five years:

Estimated Amortization Expense:
For the year ended 12/27/03:	$5,252
For the year ended 12/25/04:	$2,748
For the year ended 12/24/05:	$1,374
For the year ended 12/23/06:	$—

(i)	Recovery of Long-lived Assets

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on December 30, 2001. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

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

The assets and liabilities of the Company’s self-contained foreign operations for which the functional currency is the local currency are generally translated into U.S. dollars at current exchange rates and revenue and expenses are translated using average exchange rates for the period. Resulting translation adjustments are reflected as a component of other comprehensive income (loss).

(m)	Loss Per Common Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share give effect to all potentially dilutive common securities. Potentially dilutive securities include convertible preferred stock (prior to the Company’s initial public offering), stock options and warrants.

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

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value based method had been applied to all outstanding and unvested awards in each period (in thousands).

	Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
Net loss	$(283,611)	$(1,378,093)	$(507,760)
Deduct total stock-based employee compensation expense determined under fair-value based method for all rewards, net of tax	44,867	115,232	67,778
Add stock-based employee compensation expense included in reported net income, net of tax	(51,890)	(139,523)	(99,010)

Pro forma net loss	(290,634)	(1,402,384)	(538,992)
Pro forma basic and diluted net loss per share	$(1.85)	$(4.01)	$(1.37)

(p)	Reclassifications

Certain reclassifications have been made in the December 30, 2000 and December 29, 2001 consolidated financial statements to conform to the December 28, 2002 presentation. Such reclassifications had no effect on net loss or total stockholders’ equity.

(2)	Inventory Write-Downs, Restructuring and Other Charges

During 2001 and continuing in 2002, Corvis developed and implemented restructuring plans designed to decrease the Company’s operating expenses and to align the Company’s resources for long-term growth opportunities. In addition, the Company evaluated the recoverability of its inventory and long-lived assets in light of these plans and the current and projected economic and operating environment. As a result, the Company recorded the following charges in 2002 and 2001 (in thousands):

	Year Ended
	December 29, 2001	December 28, 2002
Product cost of sales charges—inventory write-downs and other	$216,535	$68,785

Restructuring, impairment and other charges:
Workforce reductions and facilities consolidation	77,719	17,139
Valuation and impairment of long-lived assets	711,523	107,686

Total restructuring, impairment and other charges	789,242	124,825

Other Income, net charges—impairment of strategic equity investments	12,301	4,978

Total restructuring related charges	$1,018,078	$198,588

Cost of Sales—Inventory Write-downs and Other.    The Company writes down inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. As a result of the decline in spending by telecommunications carriers and the discontinuation of certain products, the Company

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded $216.5 million and $68.8 million in inventory write-downs and other related charges in 2001 and 2002, respectively.

Workforce Reductions and Facility Consolidation.    During 2001, Corvis initiated company wide workforce reduction programs that resulted in the elimination of approximately 650 positions and associated charges of approximately $24.5 million. In addition, the Company recorded approximately $53.2 million in charges associated with the cost of exiting certain facilities taken out of service.

During 2002, workforce reduction programs continued and resulted in the elimination of 295 positions and $19.7 million in related charges. In addition, the Company recorded approximately $2.5 million associated with adjustments to reduce estimated facility consolidation reserves recorded in prior periods.

Valuation and impairment of Long-lived Assets.    In 2001, in light of current and projected market conditions within the telecommunications industry, the Company performed an analysis as to the recoverability of our long-lived assets. As a result, the Company recorded a write-down of goodwill totaling $711.5 million associated with the July 2000 acquisition of Algety S.A.

SFAS 142 requires that goodwill be tested for impairment initially within one year of adoption (transitional test) and at least annually thereafter. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared with the carrying value of the goodwill, and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill.

If an impairment loss exists as a result of the transitional goodwill impairment test, the implementation of SFAS 142 could result in a one-time charge to earnings as a cumulative effect of an accounting change. In January 2002, the Company performed the transitional test and determined that no adjustment to carrying value was required.

In performing the annual test, the Company determined the estimated fair value of its reporting units and compared it to the carrying value of the reporting unit. As a result of the comparison, an indication that a certain reporting unit’s goodwill may have been impaired and the second step of the impairment test was performed.

In the second step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of the goodwill was determined by allocating the fair value of the reporting unit to all of the assets and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. As a result of the second step of the impairment test, in the fourth quarter of 2002, the Company recognized approximately $15.5 million (excluding approximately $17.5 million of impairment related to patents) as impairment of goodwill and recorded the impairment loss as a component of restructuring, impairment and other charges.

Also in 2002, the Company announced a multi-year manufacturing outsourcing agreement with Celestica, a provider of electronics manufacturing services. Under the agreement, Corvis will transition all of its manufacturing capabilities to Celestica with the exception of final assembly, system integration and testing capabilities. The transition is expected to be complete in the second quarter of 2003. In addition, the Company has scaled back its headcount and operations as part of restructuring plans implemented during 2002. As a result

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the outsourcing of the Company’s manufacturing operations and the reduction of research and development initiatives, certain fixed assets were decommissioned and the recoverability of the long-lived assets still in use was reviewed. As a result, in the fourth quarter of 2002, the Company recorded charges totaling $107.7 million associated with the impairment of certain fixed assets, patents and intellectual property.

Strategic Equity Investments.    The Company has made strategic equity investments in certain startup companies totaling $17.6 million. These investments are carried at cost as the Company owns less than 20 percent of the voting equity and does not have the ability to exercise significant influence over these companies. During 2001 and 2002, the Company recorded charges totaling $12.3 million and $5.0 million, respectively, associated with the permanent impairment of these investments resulting from the impact of economic conditions on certain of these investees.

The following table displays the activity and balances of the restructuring reserve account for the period ended December 29, 2001 and December 28, 2002 (in thousands):

	Cost of Revenue	Restructuring and Other Charges				Interest Income and Other
	Inventory Write-downs	Workforce Reduction	Facility Consolidation	Long-lived Asset Impairment Charges	Total Restructuring and Other Charges	Impairment of Investments	Total
Balance as of December 30, 2000	$—	$—	$—	$—	$—	$—	$—
Restructuring and other charges	216,535	24,529	53,190	711,523	789,242	12,301	1,018,078
Non-cash charges	(174,035)	(16,431)	(40,664)	(711,523)	(768,618)	(12,301)	(954,954)
Cash Payments	(27,187)	(6,952)	(4,935)	—	(11,887)	—	(39,074)

Balance as of December 29, 2001	$15,313	$1,146	$7,591	$—	$8,737	$—	$24,050

Restructuring and other charges	68,785	19,626	—	107,686	127,312	4,978	201,075
Non-cash charges	(73,504)	(2,380)	—	(107,686)	(110,066)	(4,978)	(188,548)
Cash payments	(8,937)	(8,375)	(855)	—	(9,230)	—	(18,167)
Accretion of interest	—	—	207	—	207	—	207
Adjustment of prior estimates	—	—	(2,487)	—	(2,487)	—	(2,487)

Balance as of December 28, 2002	$1,657	$10,017	$4,456	$—	$14,473	$—	$16,130

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Marketable Debt and Equity Securities

Short-term and long-term investments as of December 28, 2002 are comprised of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$25,077	$16	$(14)	$25,079
Euro Dollar bonds	7,122	—	(3)	7,119
U.S. government and agency securities	14,360	25	—	14,385
Auction rate securities	24,000	—	—	24,000
Money market funds	433,833	—	—	433,833

	$504,392	$41	$(17)	$504,416

Included in cash and cash equivalents	457,833	—	—	457,833
Included in short-term investments…	24,118	21	(6)	24,133
Included in long-term investments	22,441	20	(11)	22,450

	$504,392	$41	$(17)	$504,416

At December 29, 2001, all of the Company’s available-for-sale securities were made up of U.S. corporate securities and were contractually due in one year or less. Amortized cost approximated fair value at December 29, 2001. Expected maturities may differ from contractual maturities because the issuer of the securities may have the right to repay obligations without prepayment penalties.

(4)	Inventory

Inventories are comprised of the following (in thousands):

	December 29, 2001	December 28, 2002
Raw materials	$197,549	$206,026
Work-in-process	17,037	7,487
Finished goods	52,268	49,087

	266,854	262,600
Less reserve for excess inventory and obsolescence	(170,428)	(236,109)

Inventory, net	$96,426	$26,491

(5)	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 29, 2001	December 28, 2002
Test and manufacturing equipment	$136,828	$108,722
Furniture, fixtures and internal network equipment	25,049	24,250
Leasehold improvements	26,333	17,038

Total	188,210	150,010
Less accumulated depreciation and amortization	(53,817)	(104,250)

Property and equipment, net	$134,393	$45,760

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)	Notes Payable

A summary of notes payable as of December 29, 2001 and December 28, 2002 is as follows (in thousands):

	December 29, 2001	December 28, 2002
Leasehold improvements loan due May 2009, 10% interest rate	$1,014	$917
Other	2,071	1,862

	3,085	2,779
Less current portion	(126)	(107)

Notes payable, net of current portion	$2,959	$2,672

(7)	Repurchase of Capital Stock

During 2002, the Company purchased 5,914,300 shares of its capital stock at an aggregate cost of $4.4 million. At December 28, 2002, the Company had remaining authorization from the Board of Directors to spend an additional $20.6 million under the program.

(8)	Acquisitions

(a)	Baylight Networks, Inc.

On May 19, 2000, the Company acquired Baylight Networks, Inc. (“Baylight”), a company that designs network systems and subsystems. Baylight, based in Palo Alto, California, was formed in February 2000 and was a development stage company with no revenue. In consideration for all of the outstanding shares of Baylight, the Company assumed $0.1 million of Baylight’s liabilities and agreed to issue 2,400,012 shares of common stock over the term of three-year employment agreements with the former Baylight shareholders. The Company accounted for the acquisition as a purchase. Accordingly, the operating results of Baylight are included in the Company’s financial results from the date of acquisition. The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed was based on an internal analysis of the fair value of the assets and liabilities of Baylight. The excess of the aggregate purchase price over the fair value of net assets acquired was approximately $0.1 million. The Company is recognizing compensation expense over the term of the employment agreements equal to the fair value of the shares to be issued.

(b)	Algety Telecom S.A.

On July 1, 2000, the Company acquired Algety Telecom S.A. (“Algety”), a French company that develops and markets high-capacity, high-speed optical transmission equipment. Algety, based in Lannion, France, was formed in April 1999, and was a development stage company with no revenue. The acquisition price on the initial closing date equaled 1,301,822 shares of Series I convertible preferred stock. On November 3, 2000, consistent with the terms of the acquisition agreement, the Company completed a second closing at which time an additional 11,385,358 shares of common stock were delivered to the former Algety stockholders. The total value of all shares delivered in the first and second closing was $947.1 million. In addition, 2,275,032 shares of common stock have been placed into escrow to be released contingent upon satisfaction of certain minimum employment terms primarily over three years for certain Algety employees. The Company incurred approximately $1.0 million of transaction costs related to the acquisition.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed was based upon an independent third-party valuation. Based upon the results of the valuation, the Company allocated $20.1 million to tangible assets, $6.0 million to liabilities and $1.3 million to identifiable intangible assets. In addition, the Company allocated $42.2 million of the purchase price to in-process technology, which is included in operating expenses in the accompanying consolidated statement of operations. The excess of the aggregate purchase price over the fair value of net assets acquired of $876.7 million was recorded as goodwill. As discussed in Note 2, the Company recorded $711.5 million in restructuring charges associated with the Algety goodwill for the year ended December 29, 2001. The remaining balance of goodwill was written off in 2002.

(c)	Dorsál Networks, Inc.

On May 16, 2002, the Company completed its acquisition of Dorsál Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions for 41.8 million shares of common stock valued at approximately $91.8 million. The Company believes the combination with Dorsál technologies and products has the potential to enhance Corvis’ capabilities to serve its existing customers as well as accelerate the development of additional technologies, products and services in the optical products market. The acquisition was accounted for under the purchase method of accounting. Under the purchase method, the purchase price of Dorsál was allocated to identifiable assets and liabilities acquired from Dorsál, with the excess being treated as goodwill.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition which is based on an independent valuation.

Amount
(in thousands)
Current assets	$6,632
Property and equipment	5,506
Other assets	577
Patents	30,799
In-process research and development	34,580
Goodwill	19,089

Total assets acquired	97,183

Current liabilities	(5,365)

Total liabilities assumed	(5,365)

Net assets acquired	$91,818

Acquired patents are being amortized over an estimated life of five years. Goodwill has an indefinite life and is not amortized, but is subject to annual impairment tests required under SFAS No. 142. In process research and development was expensed during the year ended December 28, 2002. Dr. David R. Huber, the Company’s Chairman and Chief Executive Officer, owned, directly or indirectly, approximately 31 percent of the outstanding stock of Dorsál. In the fourth quarter of 2002, under the provisions of SFAS No. 142 and SFAS No. 144, the Company completed its annual impairment review of goodwill and other intangible assets with assistance from independent appraisers. Based on the assessment, the Company recorded a writedown of goodwill and intangible assets totaling $33.0 million associated with the Dorsal acquisition, which is included in restructuring, impairment and other charges.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma data summarizes the results of operations for the period indicated as if the Dorsál acquisition had been completed as of the beginning of each period presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

	Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
	(in thousands)
Revenues	$68,898	$188,450	$20,208
Net loss	(347,668)	(1,440,640)	(538,918)
Basic and diluted net loss per share	$(2.21)	$(4.12)	$(1.37)

(9)	Stock Options

In July 1997, the Company adopted the 1997 Stock Option Plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant options to purchase common stock to employees, officers, directors and consultants. The Company has reserved 103,600,000 shares of common stock for issuance under the Company’s Stock Option Plan. Stock options are granted with an exercise price equal to the estimated fair value of the common stock at the date of grant. The stock options have a 10-year term and ownership vests over four years from the date of grant. Common stock associated with the exercise of options prior to vesting is placed into escrow and released to the employee as the shares vest. Prepayments made by employees are not refundable in the event of termination prior to vesting. As of December 28, 2002, 746,475 shares of common stock are currently held in escrow subject to vesting.

In June 2000, the Company adopted the 2000 Long Term Incentive Plan (the “2000 Plan”) pursuant to which the Company may grant options to purchase common stock to employees, officers, directors and consultants. Under the 2000 Plan, 20,000,000 shares of the Company’s shares of common stock are reserved for options issuable under the 2000 Plan. The number of shares authorized for issuance increases annually on January 1, by the lesser of five percent of outstanding shares on that date or such other number of shares as determined by the Board; however, incentive stock options issuable under the 2000 Plan are not to exceed 40,000,000 shares. These options vest over a four-year period and are exercisable once vested. Under the 2000 Plan, options may be incentive stock options or non-qualified options, and the exercise price shall not be less than the fair market value for incentive stock options and not less than par value for non-qualified options.

The per share weighted-average fair value of stock options granted during 2000, 2001 and 2002 was $10.62, $2.45 and $0.66, respectively, on the date of grant with the following weighted-average assumptions:

	Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
Expected dividend yield	0%	0%	0%
Risk-free interest rate	5.00%	3.49%	3.36%
Expected life	3 years	3 years	3 years
Volatility	130%	128%	102%

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of options granted:

	Number Outstanding	Weighted Average Exercise Price	Number Vested and Exercisable
January 1, 2000	16,269,780	$0.39	14,131,876
Granted	43,744,848	8.18
Exercised	(5,560,183)	0.52
Canceled	(2,212,506)	4.64

December 30, 2000	52,241,939	6.72	33,486,884
Granted	22,052,676	3.25
Exercised	(5,436,500)	0.55
Canceled	(15,263,206)	7.93

December 29, 2001	53,594,909	5.56	16,683,076
Granted	25,647,622	0.75
Exercised	(7,896,709)	0.31
Canceled	(13,565,440)	5.52

December 28, 2002	57,780,382	$4.19	31,999,051

The following table summarizes information about outstanding and exercisable stock options at December 28, 2002:

	Options Outstanding			Options Exercisable
Actual Price Range	Outstanding	Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.01–$ 0.10	975,750	5.71	$0.04	975,750	$0.04
$ 0.30–$ 0.75	9,965,887	9.27	0.56	2,117,453	0.62
$ 0.81–$ 1.20	10,980,969	8.70	1.00	4,770,403	0.99
$ 1.25–$ 1.87	9,938,559	8.60	1.43	3,545,937	1.43
$ 1.94–$ 2.91	1,453,103	8.90	2.43	318,663	2.19
$ 2.98–$ 4.35	15,387,931	7.00	3.36	13,965,966	3.36
$ 5.00–$10.06	6,269,658	7.18	8.93	4,716,369	8.93
$12.75–$99.00	2,808,525	7.62	35.59	1,588,510	35.72

	57,780,382			31,999,051

The following table summarizes information about weighted-average grant date fair value of options granted during the year.

Fair Market Value at Grant vs. Grant Price	Number of Shares	Grant Price	Fair Value
In-the-money	10,356,485	$0.45	$0.75
At-the-money	15,291,137	$0.94	$0.61

Totals	25,647,622	$0.75	$0.66

In-the-money-options relate to option granted to options holders of Dorsál Networks, Inc. upon acquisition of that company.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	Employee Stock Purchase Plan

During 2000, the Company established the Corvis Employee Stock Purchase Plan (the “Plan”). Under the Plan, the Company may issue up to 2,000,000 shares of common stock in each Purchase Plan year, up to a total of 10,000,000 shares during the life of the Plan. Eligible employees choose to participate in the Plan during offering periods by authorizing payroll deductions of up to 15% of their salaries, subject to limitations imposed by the Internal Revenue Code. The first offering period began in July 2000. Subsequent periods are six months long, with the first subsequent period beginning on January 1, 2001. As of the last business day of each offering period, called an “exercise date,” the participant’s accumulated payroll deductions as of that date are used to purchase shares of common stock.

The purchase price per share of common stock purchased as of this date is the lower of either (1) 85% of the fair market value of a share of common stock on the first business day of the offering period or (2) 85% of the fair market value of a share of common stock on the exercise date. During fiscal year 2002 and 2001, 514,865 and 394,511 shares were purchased under the plan, resulting in aggregate proceeds of $0.5 million and $3.3 million, respectively.

The per share weighted average fair value of stock options granted under the Plan during 2001 and 2002 was $3.80 and $0.28, respectively, on the date of grant with the following weighted average assumptions:

	Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
Expected dividend yield	0%	0%	0%
Risk-free interest rate	6.27%	3.91%	1.78
Expected life	0.5 years	0.5 years	0.5 years
Volatility	130%	128%	76%

(11)	Warrants

During 1999, in connection with certain debt facilities, the Company issued warrants to purchase 8,694,159 shares of common stock. During 2001, warrants to purchase 6,371,295 shares of common stock were exercised resulting in proceeds of $3.0 million. The warrants are immediately exercisable and expire in 2004. On December 28, 2002, associated warrants to purchase 2,322,864 shares of common stock with a weighted average exercise price of $0.76 remain outstanding.

In November 1999, the Company issued warrants to purchase up to 5,270,856 shares of common stock at $2.85 per share to a strategic investor. A certain percent of the warrants were immediately exercisable, with the remaining amount contingent upon certain future purchases of the Company’s products by the strategic investor. These warrants were to expire in June 2001 if these conditions were not met. Of the total 5,270,856 shares of common stock committed in this warrant, the rights to purchase 2,635,428 shares expire on December 31, 2004 and the rights to purchase the remaining 2,635,428 shares expire on June 30, 2006. In 1999, the Company recorded equity-based sales and marketing expense of approximately $1.8 million for the estimated fair value at grant date of the warrants which were immediately exercisable. In June 2000, the Company waived the purchase requirements associated with the remaining warrants, resulting in an equity-based sales and marketing expense of approximately $19.5 million for the estimated fair value at the date the warrants became exercisable. As of December 28, 2002, all warrants associated with the agreement remain outstanding.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)	Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share are computed as follows (in thousands, except per share data):

	Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
Net loss	$(283,611)	$(1,378,093)	$(507,760)
Basic and diluted weighted average common shares	157,349	349,652	392,012
Basic and diluted net loss per common share	$(1.80)	$(3.94)	$(1.30)

Options and warrants outstanding as of December 30, 2000 to purchase 52,241,939 and 15,810,732 shares of common stock, respectively, and 14,546,488 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the year ended December 30, 2000 as their inclusion would be anti-dilutive.

Options and warrants outstanding as of December 29, 2001 to purchase 53,594,909 and 7,593,720 shares of common stock, respectively, and 4,306,755 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the year ended December 29, 2001 as their inclusion would be anti-dilutive.

Options and warrants outstanding as of December 28, 2002 to purchase 57,780,382 and 7,593,720 shares of common stock, respectively, and 746,475 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the year ended December 28, 2002 as their inclusion would be anti-dilutive.

(13)	Income Taxes

The Company has incurred operating losses since its inception and has recognized no current or deferred tax provision or benefit. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows (in thousands):

	Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002
Expected tax benefit at statutory rate	$99,264	$482,333	$177,716
State tax, net of federal benefit	9,026	23,393	19,764
Non-deductible goodwill amortization and purchased research and development	(29,400)	(289,023)	(17,519)
Research and development tax credits	4,055	3,436	2,445
Other, net	(1,697)	(4,534)	(741)
Increase in valuation allowance	(81,248)	(215,605)	(181,665)

	$—	$—	$—

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	Year Ended
	December 29, 2001	December 28, 2002
Deferred tax assets:
Capitalized start-up and organization costs	$13,144	$15,763
Domestic net operating loss carryforward	139,807	221,776
Foreign net operating loss carryforward	22,855	52,426
Accrued expenses	93,642	112,585
Research and development tax credit carryforwards	10,261	12,655
Non-cash stock compensation	70,700	95,072
Property and equipment	5,689	32,765

Total gross deferred tax assets	356,098	543,042
Valuation allowance	(356,098)	(543,042)

Net deferred tax assets	—	—
Deferred tax liabilities—property and equipment, net due to depreciation	—	—

Net deferred tax	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire amount of deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and credit carryforwards are available. Management considers scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies which can be implemented by the Company in making this assessment. Based upon the lack of historical taxable income, scheduled reversal of deferred tax liabilities, and projections for future taxable income over the periods in which the temporary differences are deductible and tax credits are available to reduce taxes payable, the Company has established a valuation allowance of $356.1 million and $543.0 million as of December 29, 2001 and December 28, 2002, respectively.

The net change in the valuation allowance for the years ended December 30, 2000, December 29, 2001 and December 28, 2002 was an increase of approximately $90.8 million, $227.6 million and $186.9 million, respectively. The domestic net operating loss carryforwards of $554.4 million will expire commencing in 2017 through the year 2021. Foreign net operating loss carryforwards of $142.4 million expire commencing in 2004. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of a portion of the net operating loss carryforward has occurred. As a result, the net operating loss carryforward may not be fully utilized before expiration.

The Company’s domestic net operating loss carryforward has been increased for tax benefits associated with exercises of stock options and warrants. The Company receives an income tax benefit calculated as the difference between the fair value of the stock issued at the time of the exercise and the option price, tax effected. These benefits will be credited directly to shareholders’ equity when the net operating loss carryforwards are utilized against current tax liability. The benefits increasing gross deferred tax assets amounted to $33.1 million, $12.5 million and $0.3 million for the years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No deferred income taxes have been provided for the income tax liability, if any, which would be incurred on repatriation of the undistributed earnings of the Company’s foreign subsidiaries because the Company intends to reinvest these earnings indefinitely outside of the United States. In light of the Company’s domestic net operating loss position, the Company believes that there would likely be no domestic tax liability upon repatriation of the undistributed earnings.

(14)	Related Party Transactions

(a)	Joint Venture

The Company has a 99% economic interest and a 49% voting interest in ACME Grating Ventures, LLC (“ACME LLC”). The remaining economic interest and voting interest are owned by ACME Gratings, Inc. (“ACME Corp.”). An officer of the Company owns 100% of ACME Corp. ACME Corp. has contributed to ACME LLC certain licensed intellectual property and the Company has contracted with ACME LLC for its use of the Company’s facilities, personnel, equipment and certain intellectual property. ACME LLC makes gratings that the Company purchases at a unit cost that is consistent with the requirements of the licensed intellectual property, which require that the gratings made with the licensed technology be sold for no less than the fair market value of comparable gratings that are available in the commercial marketplace.

According to the operating agreement of ACME LLC, the Company receives 99% of the profits and losses from the business, and ACME Corp. receives the remaining 1%; however, $0.3 million of ACME LLC-related start up costs incurred by ACME Corp. will be returned to ACME Corp. out of the net profits of ACME LLC before any distributions of net profits are made to the Company. Further, ACME Corp. is responsible for paying royalties to the licensor of the licensed technology contributed by ACME Corp., which vary in amounts ranging from 0.5% to 2.0% of the net invoice cost of each grating sold by ACME LLC. In addition to 1% of the profits, ACME LLC is obligated to pay to ACME Corp. an amount sufficient to pay the royalty obligations of ACME Corp. ACME LLC is fully consolidated into the consolidated financial statements of Corvis Corporation. To date, no distributions have been made to ACME Corp. beyond those sufficient to pay the associated royalty obligations.

(b)	Strategic Relationships

During 2000, the Company purchased a non-controlling equity interest in Redfern Broadband Network, Inc. (“Redfern”) for $1.2 million. The Company also entered into a strategic development agreement with Redfern. Certain officers and directors of the Company also own a non-controlling interest in Redfern. The Company purchased approximately $0.9 million of components from Redfern during 2001.

The Company purchased approximately $0.5 million of components from Nufern during 2001. Certain officers and directors of the Company own a non-controlling interest in Nufern.

During 2001, the Company purchased approximately $3.7 million of components from Wavesplitter Technologies. In addition, the Company has made a non-controlling equity investment in Wavesplitter Technologies totaling $2.0 million.

The Company purchased approximately $2.7 million and $0.3 million of components during 2001 and 2002, respectively, from ITF Optical Technologies (“ITF”). Certain officers and directors of the Company own a non-controlling interest in ITF.

In 2001 and 2002, respectively, the Company purchased approximately $0.1 million and $23 thousand of components from Codeon Corporation, but has cancelled all commitments to purchase additional components from Codeon. Certain officers and directors indirectly own a non-controlling interest in Codeon.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001 and 2002, the Company purchased approximately $0.2 million and $0.1 million, respectively, of components from Lightconnect, Inc. Certain officers and directors own a non-controlling interest in Lightconnect.

(15)	Concentrations

Substantially all of the Company’s cash and cash equivalents are custodied at three major U.S. financial institutions. Deposits held with banks exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, in the opinion of management, bear minimal risk.

The Company currently has made sales to or entered into contracts with six customers: Wiltel Communications Group, Inc. (formerly Williams Communications, LLC), Broadwing Communications Services, Inc., Qwest Communications, Inc., Telefonica de Espana S.A.U., France Telecom and the U.S. Federal Government. The Company expects that a significant portion of its future revenue will continue to be generated by a limited number of customers. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially adversely affect the Company’s financial condition or operating results.

(16)	Commitments and Contingencies

(a)	Leases

Minimum annual rental payments under noncancellable operating leases, primarily for the rent of office space and manufacturing facilities, are as follows (in thousands):

Fiscal year ending	Amount
2003	$5,461
2004	3,615
2005	5,324
2006	2,230
2007	2,236
Thereafter	4,663

Total	$23,529

Rent expense under operating leases was approximately $3.5 million, $10.1 million and $6.5 million for the years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively (excluding restructuring costs associated with facilities consolidation).

The Company has equipment under capital lease which require payments of principal and interest as follows (in thousands):

Fiscal year ending	Amount
2003	$2,004
2004	77

Total payments	2,081
Less—amount attributable to interest	(25)

Capital lease obligation	2,056
Less—current portion	(1,982)

Long-term lease obligation	$74

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	Outsourcing Agreement

In August 2002, the Company announced that it entered into a four-year, exclusive manufacturing outsource agreement with Celestica. Under the agreement, the Company will transition all of its manufacturing capabilities to Celestica with the exception of final assembly, systems integration and testing. The transition is expected to be complete in the third quarter of 2003. In connection with the agreement, the Company received $5.0 million from Celestica which will be amortized as a cost of sales over the term of the agreement. The agreement guarantees Celestica certain minimum payments through 2003 and requires that the Company provide binding purchase forecasts for at least one quarter. Purchase commitments associated with Celestica at December 28, 2002 totaled $4.8 million. Estimated guaranteed minimum payments in excess of purchase commitments total $2.9 million.

(c)	Legal Matters

By letter dated July 10, 2000, Ciena Corporation (“Ciena”) informed the Company of its belief that there is significant correlation between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000 Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counterclaims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. In February 2003, a jury trial was held on the issues of infringement and invalidity. On February 24, 2003, the jury found that Corvis all-optical networking products did not infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. A new trial date for the patent upon which the jury did not reach a verdict is scheduled tentatively for late April 2003. Corvis’ inverse multiplexing transceiver product, which can be used along with our all-optical networking products, was found to infringe a Ciena patent on bit rate transparent devices.

The Company has designed its products in an effort to respect the intellectual property rights of others. The Company intends to defend ourselves vigorously against these claims and believes that it will prevail in this litigation. However, there can be no assurance that the Company will be successful in the defense of the litigation, and an adverse determination in the litigation could result from a finding of infringement of only one claim of a single patent. The Company may consider settlement due to the costs and uncertainties associated with litigation in general, and patent infringement litigation in particular, and due to the fact that an adverse determination in the litigation could preclude the Company from producing some of its products until it was able to implement a non-infringing alternative design to any portion of our products to which such a determination applied. Even if the Company considers settlement, there can be no assurance that it will be able to reach a settlement with Ciena. An adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by the Company, or could include terms in addition to payments, such as a redesign of some of our products, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the management believes that the interim jury verdicts in the Ciena litigation are favorable and would not materially affect our business, financial condition and results of operations, the Company cannot be certain that the interim jury verdicts will be upheld, or that infringement of other patents in the suit will not be found in later legal proceedings. To the extent it is necessary, a trial to determine damages will be held following any appeals. Such appeals can take up to a year or more before final determination.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to the Company’s initial public offering on behalf of all persons who purchased Corvis stock between July 28, 2000 and the filing of the complaints. Each of the complaints names as defendants: Corvis, the Company’s directors and officers who signed the registration statement in connection with the Company’s initial public offering, and certain of the underwriters that participated in the initial public offering. The Company’s directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to the Company’s initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company’s common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for the judge’s recusal. The Judge denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of the judge in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants’ application for a writ of mandamus seeking the judge’s recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the IPO allocation actions, including the Corvis action. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to the Company, the Section 10(b) and Rule 10b-5 claims, alleging that the Company participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. Settlement discussions among all interested parties are ongoing. The Company intends to vigorously defend ourselves.

It is the position of Company’s management that, at this time, it is not possible to estimate the amount of a probable loss, if any, that might result from this matter. Accordingly, no provision for this matter has been made in the Company’s consolidated financial statements.

(d)	Warranty and Indemnification

The Company provides product warranties to its customers associated with its product sales. The Company records estimated warranty costs in the period in which the related products are accepted. The warranty liability recorded at each balance sheet date is based on historical experience of component failures and management’s industry experience and is included in other current liabilities on the Consolidated Balance Sheet. The changes in the carrying amount of warranty liabilities for the year ended December 28, 2002, were as follows (in thousands):

	December 29, 2001	Accruals	Usage	December 28, 2002
Warranty liabilities	$9,002	—	$2,076	$6,926

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company indemnifies its customers against any damages resulting from claims of patent, copyright or trademark infringement associated with its products. It is not possible to estimate the maximum liability due to the uncertainties involved with this indemnification.

(17)	Subsequent Event

The Company has agreed to invest approximately $128.0 million in cash in C III Communications, LLC, a Delaware limited liability company, which on February 22, 2003, agreed to acquire most of the assets and certain of the liabilities of Broadwing Communications Services Inc. for a purchase price of $129.3 million. C III Communications will also assume $375.0 in long term operating commitments upon closing of the transaction. The Company has also agreed to contribute an additional $50.0 million to C III Communications by December 31, 2003 to fund ongoing operating expenses. Broadwing is a current customer of Corvis, accounting for $8.7 million in revenue in 2002. In connection with this transaction, the Company is evaluating the possibility of raising a portion of these funds from other investors which could reduce its committed investment amount and percentage of ownership. The asset purchase agreement was approved by the Corvis Board of Directors and is subject to customary closing conditions, including approval by the Federal Communications Commission and relevant state public utility commissions. The closing of the transaction is also contingent upon the receipt of various other third party consents.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18)	Summary of Quarterly Data (Unaudited):

The following is a summary of the quarterly results of operations of the Company for the years ended December 29, 2001 and December 28, 2002 (in millions, except per share amounts):

	Fiscal Quarter
	First		Second		Third		Fourth		Total
2001:
Revenue	$84.1		$65.0		$24.2		$15.2		$188.5
Gross profit (loss)	31.2		(74.7)		8.6		(110.1)		(145.0)
Net loss	(100.8)		(821.8	)(a)	(80.6	)(b)	(374.9	)(c)	(1,378.1)
Basic and diluted net loss per share	$(0.29)		$(2.36)		$(0.23)		$(1.05)		$(3.94)

2002:
Revenue	$8.7		$3.0		$1.4		$7.1		$20.2
Gross profit (loss)	(2.1)		(0.9)		(23.7)		(38.0)		(64.7)
Net loss	(71.0	)(d)	(119.1	)(e)	(127.4	)(f)	(190.3	)(g)	(507.8	)(h)
Basic and diluted net loss per share	$(0.20)		$(0.31)		$(0.30)		$(0.47)		$(1.30)

(a)	Includes total restructuring and other charges of $714.6 million. These charges were comprised of $99.2 million in cost of revenue charges associated with write-downs and losses on open purchase commitments; $9.4 million associated with workforce reduction; $9.0 million associated with the consolidation of excess facilities and write-downs of idle equipment; $588.3 million associated with the write-down of goodwill generated in the acquisition of Algety; and $8.7 million associated with permanent impairment charges on investment carried at cost.
(b)	Includes total restructuring and other charges of $0.1 million. These charges were comprised of $0.6 million associated with workforce reduction and consolidation of excess facilities, net of a $0.5 million reduction in second quarter estimates.
(c)	Includes total restructuring and other charges of $303.4 million. These charges were comprised of $117.4 million in cost of revenue charges associated with write-downs and losses on open purchase commitments; $15.1 million associated with workforce reduction; $44.1 million associated with the consolidation of excess facilities and write-downs of idle equipment; $123.2 million associated principally with the write-down of goodwill generated in the acquisition of Algety; and $3.6 million associated with permanent impairment charges on investments carried at cost.
(d)	Includes total restructuring and other charges of $6.9 million. These charges were comprised of $4.3 million in cost of revenue charges associated with write-downs and losses on open purchase commitments; $2.6 million associated with workforce reductions.
(e)	Includes total restructuring and other charges of $8.4 million. These charges were comprised of $1.7 million in cost of revenue charges associated with write-downs and losses on open purchase commitments and $6.7 million associated with workforce reduction, consolidation of excess facilities, asset impairment and other charges. Also includes $34.6 million in purchased research and development charges related to our acquisition of Dorsál Networks.
(f)	Includes total restructuring and other charges of $55.6 million. These charges were comprised of $24.3 million in cost of revenue charges associated with write-downs and losses on open purchase commitments and $31.3 million associated with workforce reduction and asset impairments.
(g)	Includes total restructuring and other charges of $127.9 million. These charges were comprised of $38.5 million in cost of revenue charges associated with write-downs and losses on open purchase commitments and $89.4 million associated with workforce reduction, asset impairments and other charges.
(h)	As discussed in footnote 1(h) of the audited consolidated financial statements, starting January 1, 2002, the Company ceased amortizing goodwill and certain other intangible assets with indefinite lives.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

(a)    Listed below are our executive officers and directors as of February 22, 2003, their ages as of that date and position with us. Officers are elected by the Board of Directors to serve for a period ending with the next meeting of the Board of Directors held after the Annual Meeting of Stockholders.

Name	Age	Title
David R. Huber, Ph.D.	52	Chairman of the Board, President and Chief Executive Officer
James A. Bannantine	46	President
Lynn D. Anderson	43	Senior Vice President, Chief Financial Officer and Treasurer
Kim D. Larsen	45	Senior Vice President, Business Development, General Counsel and Secretary
Joseph R. Hardiman	65	Director
Freeman A. Hrabowski, III, Ph.D.	52	Director
David S. Oros	43	Director
Donald R. Walker	53	Director

David R. Huber, Ph.D. is the founder of Corvis. He has served as a Director and Chairman of our Board, President and Chief Executive Officer since June 1997. Dr. Huber has 20 years of experience in the development of optical communications systems. From 1992 through April 1997, Dr. Huber served first as Chief Technology Officer and later as Chief Scientist of Ciena Corporation, a company he founded in 1992. From 1989 through 1992, Dr. Huber managed the Lightwave Research and Development Program for General Instrument Corporation. Prior to 1989, Dr. Huber held positions in optical communications development at Rockwell International Corporation, Optelecom, Inc. and ITT Industries, Inc., formerly International Telephone & Telegraph Corporation. Dr. Huber holds 41 U.S. patents in optics technology and has numerous additional patents pending. He earned a Ph.D. in electrical engineering from Brigham Young University and a B.S. in physics from Eastern Oregon State University. Dr. Huber is the brother-in-law of Mr. Larsen.

James A. Bannantine has been president of Corvis since May 2002. From September 2001 to May 2002, Mr. Bannantine was CEO of Dorsál Networks, Inc., a developer and manufacturer of undersea optical networking solutions for telecommunication service providers. Corvis Corporation purchased Dorsál Networks, Inc. in May 2002. From February 2001 to September 2001, Mr. Bannantine was President of Acumen Capital, LLC, a private equity firm focused on international infrastructure. From September 1990 to February 2001, Mr. Bannantine was CEO of Enron South America, a division of Enron Corporation with $3.5 billion in assets and $1.5 billion in revenues. From June 1978 to August 1990, Mr. Bannantine was an officer in the United States Army Corps of Engineers. Mr. Bannantine is a graduate of West Point and holds an M.B.A. from The Wharton Graduate School of Business.

Lynn D. Anderson has been our Senior Vice President, Chief Financial Officer and Treasurer since January 2002. From May 2001 to December 2001, Mr. Andersen served as Chief Financial Officer of Optical Capital Group, LLC, a specialized technology investment firm focused on optical equipment related communications technology. From December 2000 to April 2001, Mr. Anderson was self-employed providing financial and strategic consulting services to companies in the technology, media and energy sectors. From February 2000 to November 2000, Mr. Anderson served as Chief Operating Officer and Chief Financial Officer of Zillacast, an Internet broadcasting company. From 1981 to 2000, Mr. Anderson held several financial positions with various divisions of General Electric Company and GE Capital. Mr. Anderson earned his B.A. from Kansas State University and his M.B.A. from the University of Texas.

Kim D. Larsen has served as our General Counsel and Secretary since September 1998, a Senior Vice President since June 2000 and was given responsibility for Business Development in February 2002. From October 1994 through September 1998, Mr. Larsen was a partner with the law firm of Mayer, Brown & Platt (now Mayer, Brown, Rowe & Maw) and served as partner-in-charge of its Cologne, Germany office, where he specialized in corporate mergers and acquisitions in the international telecommunications sector. Mr. Larsen earned his law degree from Columbia University and a B.S. in economics and political science from Brigham Young University. Mr. Larsen was a founding director of Ciena Corporation. Mr. Larsen is the brother-in-law of Dr. Huber.

Joseph R. Hardiman has served as a Director since July 2000. Mr. Hardiman served as the President and Chief Executive Officer of the National Association of Securities Dealers, Inc. and its wholly owned subsidiary, The Nasdaq Stock Market, Inc., from September 1987 through January 1997. From 1975 through September 1987, Mr. Hardiman held various positions at Alex. Brown & Sons, including managing director and chief operating officer. Mr. Hardiman earned B.A. and LLB degrees from the University of Maryland. Mr. Hardiman serves on the boards of the Deutsche Scudder Funds, the ISI Funds, the Nevis Fund, Brown Investment Advisory Trust Company, Soundview Technology Group, Inc., University of Maryland Foundation, the University of Maryland School of Law and The Nasdaq Stock Market Education Foundation. Previously, he served on the boards of the Depository Trust Company, the Securities Industry Foundation for Economic Education, the Securities Regulation Institution and the Center for the Study of the Presidency and as a member of the American Business Conference.

Freeman A. Hrabowski, III, Ph.D. has served as Director since October 2002. Dr. Hrabowski has been President of the University of Maryland, Baltimore County since May 1992. Dr. Hrabowski joined the University of Maryland in 1987, first serving as Vice Provost, then as Executive Vice President. Dr. Hrabowski serves as a consultant to the National Science Foundation, the National Institutes of Health, the National Academy of Sciences, the U.S. Department of Education, and various universities and school systems nationally. He is a member of numerous boards, including the Baltimore Community Foundation, the Baltimore Equitable Society, Constellation Energy Group, McCormick & Company, Inc., the Mercantile Safe Deposit & Trust Company, the Merrick & France Foundations, the Maryland Technology Council, and the University of Maryland Medical System. Dr. Hrabowski received a B.A. in mathematics from Hampton Institute and an M.A. in mathematics and a Ph.D. in higher education administration from the University of Illinois at Urbana-Champaign.

David S. Oros has served as a Director since January 2001. Mr. Oros has been Chairman and Chief Executive Officer of Aether Systems, Inc., a provider of wireless data services, systems and software since he founded Aether in 1996. From 1994 until 1996, Mr. Oros was President of NexGen Technologies, L.L.C., a wireless software development company that contributed all of its assets to Aether. From 1992 until 1994, he was President of the Wireless Data Group at Westinghouse Electric. From 1982 until 1992, Mr. Oros directed internal research and managed large programs in advanced airborne radar design and development at Westinghouse Electric. He currently serves on the boards of directors of Aether Systems, Inc. and Novatel Wireless, Inc. Mr. Oros received a B.S. in mathematics and physics from the University of Maryland.

Donald R. Walker has served as Director since October 2002. Mr. Walker has served as an independent government consultant on intelligence space systems and missile defense and as a Senior Review Panel member for United States government agencies since November 2001. From April 2000 to November 2001, Mr. Walker served as president and chief executive officer of Veritect, a computer security firm. From 1995 through 2000, Mr. Walker served as chief information officer of United Services Automobile Association (USAA), a Fortune 200 financial services company and CEO and President of USAA’s information technology company. Mr. Walker served in the United States Air Force from 1966 to 1995 and retired with the rank of Brigadier General. Mr. Walker received a B.S. in Engineering Science from the United States Air Force Academy, an M.S. in Mechanical Engineering from the University of Southern California and an M.B.A. from Auburn University.

(b)    The remaining information required by this Item will be contained in the Company’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 9, 2003, and is hereby incorporated by reference.

Item 11.    Executive Compensation.

The information called for by this Item 11 is set forth under the caption “Executive Compensation” in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 9, 2003, and is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    The Company has two equity based compensation plans, the 1997 Stock Option Plan and the 2000 Long Term Incentive Plan. The following table sets forth information as of December 31, 2002 concerning the Company’s two equity compensation plans, both of which were approved by security holders. The Company does not have any equity compensation plans that are not approved by security holders.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants And Rights	Weighted- Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities” Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In the First Column)
Equity compensation plans approved by security holders	60,103,246	4.16	23,207,422	*

* As of December 28, 2002, 14,668,400 shares of common stock remained available for future issuance under the 1997 Stock Option Plan and 8,539,022 shares of common stock remained available for future issuance under the 2000 Long Term Incentive Plan. If, at the beginning of any calendar year during the life of the 2000 Long Term Incentive Plan, the number of shares of common stock with respect to which awards under the 2000 Long Term Incentive Plan may be granted is less than 5% of the Company’s outstanding common stock, the number of shares of common stock available for grant under the 2000 Long Term Incentive Plan will be increased to the lesser of (a) 5% of the Company’s outstanding shares of common stock on that date or (b) such other number of shares as the Company’s Board of Directors determines. A total of 40,000,000 shares may be issued under the 2000 Long Term Incentive Plan during the life of the plan. As of December 28, 2002, a total of 10,223,241 shares had been issued under the plan.

(b)    The information called for by this Item 12 with respect to security ownership of more than five percent of our Common Stock is set forth under the caption “Principal Stockholders” in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 9, 2003, and is hereby incorporated by reference.

(c)    The information called for by this Item 12 with respect to the security ownership of our directors and of management is set forth under the caption “Principal Stockholders” in our definitive Proxy Statement, which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 9, 2003, and is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions.

Information called for by this Item 13 is set forth under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 9, 2003, and is hereby incorporated by reference.

Item 14.    Controls and Procedures.

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14 of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this report (the “Evaluation Date”) with the Securities and Exchange Commission. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, a Disclosure Committee has been established consisting of key legal, financial and business unit leaders to review the Company’s public filings and to insure accurate and timely disclosure of required information.

There have been no significant changes in the internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    Documents filed as part of this report.

1.	Consolidated Financial Statements.

Independent Auditors’ Report

Consolidated Balance Sheets as of December 29, 2001 and December 28, 2002

Consolidated Statements of Operations for the years ended December 30, 2000, December 29, 2001 and December 28, 2002

Consolidated Statements of Stockholders Equity (Deficit) for the years ended December 30, 2000, December 29, 2001 and December 28, 2002

Consolidated Statements of Cash Flows for the years ended December 30, 2000, December 29, 2001 and December 28, 2002.

Notes to consolidated financial statements .

Independent Auditors’ Report on Schedules

Schedule of Valuation and Qualifying Accounts

2.	Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

(b)    Reports on Form 8-K.

We did not file any Current Reports on Form 8-K during the quarter ended December 28, 2002.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Corvis Corporation:

Under date of January 27, 2003, except as to Note 16(c), which is as of February 24, 2003 and Note 17 which is as of February 22, 2003, we reported on the consolidated balance sheets of Corvis Corporation as of December 29, 2001 and December 28, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 30, 2000, December 29, 2001 and December 28, 2002, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, Corvis Corporation changed its method of accounting for goodwill and other intangible assets to adopt the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

McLean, Virginia

January 27, 2003, except as to

Note 16(c) which is as of February 24, 2003

and Note 17 which is as of February 22, 2003

CORVIS CORPORATION AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Provisions	Deductions	Balance at End of Period
Year ended December 30, 2000
Deferred tax valuation allowance	$37,635	$90,827	$—	$128,462
Allowance for excess inventory and obsolescence	1,771	22,565	10,487	13,849

Year ended December 29, 2001
Deferred tax valuation allowance	128,462	227,636	—	356,098
Allowance for excess inventory and obsolescence	13,849	190,008	33,429	170,428

Year ended December 28, 2002
Deferred tax valuation allowance	356,098	186,944	—	543,042
Allowance for excess inventory and obsolescence	$170,428	$105,739	$40,058	$236,109

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corvis Corporation

By:	/s/ David R. Huber
David R. Huber Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David R. Huber David R. Huber	Chairman of the Board and Chief Executive Officer	March 21, 2003

/s/ Lynn D. Anderson Lynn D. Anderson	Senior Vice President, Chief Financial Officer and Treasurer	March 21, 2003

/s/ Timothy C. Dec Timothy C. Dec	Vice President, Chief Accounting Officer	March 21, 2003

/s/ Joseph R. Hardiman Joseph R. Hardiman	Director	March 21, 2003

/s/ Freeman A. Hrabowski, III Freeman A. Hrabowski, III	Director	March 21, 2003

/s/ David S. Oros David S. Oros	Director	March 21, 2003

/s/ Donald R. Walker Donald R. Walker	Director	March 21, 2003

CERTIFICATE

I, David R. Huber, certify that:

1.	I have reviewed this annual report on Form 10-K of Corvis Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 24, 2003

/s/ David R. Huber
Name: David R. Huber Title: Chairman and Chief Executive Officer

CERTIFICATE

I, Lynn D. Anderson, certify that:

1.	I have reviewed this annual report on Form 10-K of Corvis Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 24, 2003

/s/ Lynn D. Anderson
Name: Lynn D. Anderson Title: Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
2.1

Merger Agreement between Corvis Corporation and Corvis Acquisition Company, Inc. and Dorsál Networks, Inc., dated January 29, 2002 (incorporated by reference herein to Exhibit 2.1 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

Registrant hereby agrees to provide a copy of omitted Schedules to the above exhibit to the Securities and Exchange Commission upon request

3.1	Amended and Restated Certificate of Incorporation of Corvis Corporation (incorporated by reference herein to Exhibit 3.1 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

3.2	Amended and Restated By-laws of Corvis Corporation (incorporated by reference herein to Exhibit 3.2 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.1

Amended and Restated Loan Agreement, dated as of June 30, 1999, among Corvis Corporation, Venture Lending & Leasing II, Inc., as Agent, and Venture Lending & Leasing II, Inc. and the other Lenders signatory thereto (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.2*	Corvis Corporation Second Amended 1997 Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.3*	Form of Corvis Corporation 2000 Long Term Incentive Plan (incorporated by reference herein to Exhibit 10.3 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.4*	Form of Corvis Corporation Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.4 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.5†

Procurement Agreement, dated March 17, 2000, by and between Broadwing Communication Services, Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.7 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.6†

Amended and Restated Procurement Agreement and Field Trial Agreement, dated June 23, 2000, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.8 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.7†

Amendment No. 3 to Procurement Agreement, dated January 9, 2001, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation’s Current Report on Form 8-K, dated January 9, 2001, File No. 0-30989)

10.8†

Amendment No. 4 to Procurement Agreement, dated April 23, 2001, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.9 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001)

10.9†

Amendment No. 6 to Procurement Agreement, dated September 25, 2001, by and between Williams Communications Inc. and Corvis (incorporated by reference herein to Exhibit 10.10 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001)

10.10†

Procurement Agreement, dated June 5, 2000, by and between Qwest Communications Corporation and Corvis Corporation (incorporated by reference herein to Exhibit 10.9 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.11*	Employment Agreement, dated September 10, 2001, as amended, between Dorsál Networks, Inc. and James M. Bannantine

Exhibit Number	Description

10.12*	Employment Agreement, dated January 4, 2002, as amended, between Corvis Corporation and Lynn D. Anderson

10.13

Agreement for the Purchase and Sale of Assets by and between Broadwing Communications Services, Inc., Broadwing Telecommunications, Inc. and the other Sellers party thereto and C III Communications, LLC and C III Communications Operations, LLC, dated as of February 22, 2003

21.1	Subsidiaries

23.1	Consent of KPMG LLP

99.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
†	Confidential treatment requested for portions of this exhibit.