Form 10-Q
period 2003-03-29
CORVIS CORP
filed 2003-05-12
CIK 1060490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

(443) 259-4000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Number of shares of Common Stock, $0.01 par value, outstanding at April 30, 2003: 413,248,834.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CORVIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 28, 2002	March 29, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$457,833	$403,860
Short-term investments	24,133	16,247
Trade accounts receivable	1,781	336
Inventory, net	26,491	30,384
Other current assets	14,406	13,635

Total current assets	524,644	464,462
Restricted cash, long-term	2,329	2,329
Long-term investments	22,450	28,504
Property and equipment, net	45,760	38,345
Goodwill and other intangible assets, net	13,965	12,181
Other long-term assets, net	1,170	1,066

Total assets	$610,318	$546,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$107	$110
Capital lease obligations, current portion	1,982	730
Accounts payable	14,973	11,787
Accrued expenses	31,609	25,458
Accrual for restructuring charges	16,130	9,514

Total current liabilities	64,801	47,599
Noncurrent liabilities:
Notes payable, net of current portion	2,672	2,695
Capital lease obligations, net of current portion	74	17
Other long-term liabilities	2,693	2,514

Total liabilities	70,240	52,825
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value; 1,900,000,000 shares authorized; 413,113,603 shares issued and 407,199,303 shares outstanding as of December 28, 2002; 414,655,681 shares issued and 402,373,881 shares outstanding as of March 29, 2003	4,126	4,141
Shareholder note receivable	(32)	(32)
Treasury Stock, 5,914,300 and 12,281,800 shares, at cost	(4,405)	(9,512)
Additional paid-in capital	2,809,267	2,815,201
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(8,215)	(8,080)
Unrealized investment gains	24	61
Accumulated deficit	(2,260,687)	(2,307,717)

Total stockholders’ equity	540,078	494,062

Total liabilities and stockholders’ equity	$610,318	$546,887

See accompanying notes to unaudited condensed consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended
	March 30, 2002	March 29, 2003
Revenue:
Products	$7,212	$1,233
Services	1,505	284

Total revenue	8,717	1,517
Cost of sales:
Products	9,736	967
Services	1,060	194

Total cost of sales	10,796	1,161

Gross profit (loss)	(2,079)	356
Operating expenses:
Research and development, exclusive of equity-based expense	29,058	25,288
Sales and marketing, exclusive of equity-based expense	11,205	4,715
General and administrative, exclusive of equity-based expense	6,045	8,228
Equity-based expense:
Research and development	8,593	3,354
Sales and marketing	3,182	590
General and administrative	8,181	1,437
Amortization of intangible assets	2,917	1,784
Restructuring, impairment and other charges	2,559	3,784

Total operating expenses	71,740	49,180

Operating loss	(73,819)	(48,824)
Interest income, net	2,783	1,794

Net loss	$(71,036)	$(47,030)
Other comprehensive income (loss):
Foreign currency translation adjustment	(853)	(135)
Unrealized investment gains	—	(38)

Comprehensive loss	$(71,889)	$(47,203)

Basic and diluted net loss per common share	$(0.20)	$(0.12)

Weighted average number of common shares outstanding	360,710	402,463

See accompanying notes to unaudited condensed consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 30, 2002	March 29, 2003
Cash flows from operating activities:
Net loss	$(71,036)	$(47,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,449	9,198
Equity-based expense	19,956	5,381
Restructuring and other charges	5,082	278
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(3,477)	1,445
Increase in inventory, net	(1,112)	(3,893)
Decrease in other assets	2,233	858
Decrease in accounts payable, accrued expenses and other	(4,201)	(16,133)

Net cash used in operating activities	(41,106)	(49,896)

Cash flows from investing activities:
Purchase of property and equipment	(5,705)	(235)
Purchases and sale of investments	(9,092)	1,852

Net cash provided by (used in) investing activities	(14,797)	1,617

Cash flows from financing activities:
Repayments of notes payable and capital lease obligations	(1,522)	(1,283)
Decrease in deposits and other non-current assets	8	—
Purchase of treasury stock	—	(5,107)
Proceeds from the issuance of stock	633	567

Net cash used in financing activities	(881)	(5,823)

Effect of exchange rate changes on cash and cash equivalents	(733)	129

Net decrease in cash and cash equivalents	(57,517)	(53,973)
Cash and cash equivalents—beginning	638,872	457,833

Cash and cash equivalents—ending	$581,355	403,860

Supplemental disclosure of cash flow information:
Interest paid	$320	$81

See accompanying notes to unaudited condensed consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies and Practices

(a) Basis of Presentation

The unaudited condensed consolidated financial statements included herein for Corvis Corporation and subsidiaries (the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year.

These financial statements should be read in conjunction with the Company’s December 28, 2002 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 25, 2003 with the Securities and Exchange Commission.

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

Costs of revenue include the costs of manufacturing the Company’s products, delivering services and other costs associated with warranty and other contractual obligations, inventory obsolescence costs and overhead related to the Company’s manufacturing, engineering, finishing and installation operations. Warranty reserves are determined based upon actual warranty cost experience, estimates of component failure rates and management’s industry experience.

(c) Stock Options and Warrants

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

No. 25,” issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	Three Months Ended
	March 30, 2002	March 29, 2003
Net loss	$(71,036)	$(47,030)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(22,592)	(19,122)
Add stock-based employee compensation expense included in reported net income, net of tax	19,956	5,381

Pro forma net loss	(73,672)	(60,771)
Pro forma basic and diluted net loss per share	$(0.20)	$(0.15)

(d) Uses of Estimates

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

(2) Inventory

Inventories are comprised of the following (in thousands):

	December 28, 2002	March 29, 2003
Raw materials	$206,026	$203,157
Work-in-process	7,487	10,487
Finished goods	49,087	49,117

	262,600	262,761
Less reserve for excess inventory and obsolescence	(236,109)	(232,377)

Inventory, net	$26,491	$30,384

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(3) Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share are computed as follows (in thousands, except per share data):

	Three Months Ended
	March 30, 2002	March 29, 2003
Net loss	$(71,036)	$(47,030)
Basic and diluted weighted average shares	360,710	402,463
Basic and diluted net loss per share	$(0.20)	$(0.12)

Options and warrants outstanding as of March 29, 2003 to purchase 55,499,181 and 7,593,720 shares of common stock, respectively, and 499,514 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three month period ended March 29, 2003 as their inclusion would have been anti-dilutive.

Options and warrants outstanding as of March 30, 2002 to purchase 48,665,483 and 7,593,720 shares of common stock, respectively, and 2,639,224 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three month period ended March 30, 2002 as their inclusion would have been anti-dilutive.

(4) Legal Matters

In July 2000, Ciena Corporation (“Ciena”) informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In trials held in February 2003, Corvis all-optical networking products were found by a jury not to infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. Corvis’ inverse multiplexing transceiver product, which can be used along with its all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis transmitters and receivers are operated in a WDM system was found by a jury to infringe the system patent, upon which a jury verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a finding of infringement is made by the court.

The Company has designed its products in an effort to respect the intellectual property rights of others. The Company intends to continue to defend itself vigorously against these claims and pursue post-trial relief and appellate review of the trial proceedings, as necessary. While the Company believes that it will ultimately prevail in this litigation, there can be no assurance that the Company will be successful in the defense of the litigation.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

The Company may consider settlement due to the costs and uncertainties associated with litigation in general, and patent infringement litigation in particular, and due to the fact that an adverse determination in the litigation could preclude the Company from producing some of its products until it was able to implement a non-infringing alternative design to any portion of the Company’s products to which such a determination applied. Even if the Company considers settlement, there can be no assurance that it will be able to reach a settlement with Ciena.

A final adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by the Company, or could include terms in addition to payments, such as an injunction preventing the sale of infringing products and/or a redesign of some of our products, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While management believes that the Company will ultimately prevail, the Company cannot be certain that the interim jury verdicts of infringement will be overturned, or that infringement of other patents in the suit will not be found in later legal proceedings. The Company expects that Ciena will seek an injunction and attempt to use the interim jury verdicts and the possibility of an injunction to disrupt our sales efforts and customer relationships. To the extent it is necessary, a trial to determine damages will be held following any appeals. Such appeals can take up to a year or more before final determination.

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to the Company’s IPO on behalf of all persons who purchased Company stock between July 28, 2000 and the filing of the complaints. Each of the complaints named as defendants: the Company, its directors and officers who signed the registration statement in connection with the Company’s IPO, and certain of the underwriters that participated in the Company’s IPO. The Company’s directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to the Company’s IPO contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company’s common stock in the IPO and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s common stock in the aftermarket following the IPO. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for the judge’s recusal. The judge denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of the judge in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants’ application for a writ of mandamus seeking the judge’s recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the IPO allocation actions, including the Corvis action. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to the Company, the Section 10(b) and Rule 10b-5 claims, alleging that the Company participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. Settlement discussions among all interested parties are ongoing. The Company intends to

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

vigorously defend itself. It is the position of Company’s management that, at this time, it is not possible to estimate the amount of a probable loss, if any, that might result from this matter. Accordingly, no provision for this matter has been made in the Company’s consolidated financial statements.

The Company and its subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

(5) Concentrations

Substantially all of the Company’s cash and cash equivalents are held at three major U.S. financial institutions. Deposits held with banks exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, in the opinion of management, bear minimal risk.

The Company has made sales to or entered into contracts with six customers: Wiltel Communications Group, Inc. (formerly Williams Communications, LLC), Broadwing Communications Services, Inc., Qwest Communications Corporation, Telefonica de Espana S.A.U., France Telecom and the U.S. Federal Government.

These customers, however, have met or are approaching contractual minimum purchase commitments and have reached the end of their long-term service contracts. The amount of product and service revenues in 2003 and beyond will depend on the amount and timing of future firm order commitments from existing customers, as well as new contract wins. Given the Company’s historical decline in product sales and the current state of the telecommunications industry, the timing and extent of these sales cannot be predicted. As a result, revenues associated with the sale of products and services may remain at current or lower levels for the next quarter and beyond.

(6) Restructuring and Other Charges

Starting in 2001 and continuing in 2003, Corvis developed and implemented restructuring initiatives designed to reduce operating expenses and to address reductions in product sales. In addition, the Company is continually evaluating the recoverability of its inventory and long-lived assets in light of these initiatives and the projected economic and operating environment. As a result, the Company has recorded the following charges (in thousands):

	Three Months Ended
	March 30, 2002	March 29, 2003
Product cost of sales charges—inventory-write downs and other	$4,307	$—
Restructuring, impairment and other charges:
Work force reductions and facilities consolidation	2,559	3,049
Facilities and other charges	—	735

Total restructuring, impairment and other charges	2,559	3,784

Total restructuring and related charges	$6,866	$3,784

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

The following table displays the activity and balances of the restructuring reserve account for the three months ended March 29, 2003 (in thousands):

	Inventory Write-downs	Workforce Reductions	Facility Consolidation	Total
Balance as of December 28, 2002	$(1,657)	$(10,017)	$(4,456)	$(16,130)
Restructuring and other charges	—	(3,049)	(735)	(3,784)
Cash payments	904	8,837	764	10,505
Accretion of interest	—	—	(45)	(45)
Non-cash charges	—	—	278	278
Foreign currency exchange impact	—	(338)	—	(338)

Balance at March 29, 2003	$(753)	$(4,567)	$(4,194)	$(9,514)

(7) C III Investment

The Company has agreed to invest approximately $128.0 million in cash in C III Communications, LLC, a Delaware limited liability company, which on February 22, 2003, agreed to acquire most of the assets and certain of the liabilities of Broadwing Communications Services Inc. for a purchase price of $129.3 million. C III Communications will assume $375.0 million in long-term operating commitments upon closing of the transaction. The Company has also agreed to contribute an additional $50.0 million to C III Communications by December 31, 2003 to fund ongoing operating expenses. Broadwing is a current customer of Corvis, accounting for $8.7 million in revenue in 2002 and approximately $0.3 million in the first quarter of 2003. In connection with this transaction, the Company is evaluating the possibility of raising a portion of these funds from other investors which could reduce its committed investment amount and percentage of ownership. The asset purchase agreement was approved by the Corvis Board of Directors and is subject to customary closing conditions, including approval by relevant state and public utility commissions. The closing of the transaction is expected in the second or third quarter of 2003.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(8) Warranty and Indemnification

The Company provides product warranties to its customers associated with its product sales. The Company records estimated warranty costs in the period in which the related products are accepted. The warranty liability recorded at each balance sheet date is based on historical experience of component failures and management’s industry experience and is included in other current liabilities on the unaudited condensed consolidated balance sheet. The changes in the carrying amount of warranty liabilities for the three months ended March 29, 2003, were as follows (in thousands):

	December 30, 2002	Accruals	Usage	March 29, 2003
Warranty Liabilities	$6,926	—	$370	$6,556

(9) Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a Consensus on EITF Issue No. 00-21, “Revenue Arrangements With Multiple Deliverables” on when and how to allocate revenue from the sale of products and services delivered separately in a bundled sales arrangement. The Consensus is effectively prospective for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies, however, may elect to apply the Consensus to existing arrangements as well and to record the income statement impact of the change as a cumulative effect of a change in accounting principle. The Company is currently analyzing the impact of EITF No. 00-21 on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for interim reporting in 2003 and are included in the notes to these condensed consolidated financial statements.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report and in conjunction with our Annual Report on Form 10-K for the year ended December 28, 2002 filed on March 25, 2003 with the Securities and Exchange Commission.

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

Starting in 2001 and continuing in 2003, conditions within the general economy and telecommunications sector have resulted in reduced capital expenditures by carriers and a reduced demand for telecommunications networking systems. These declines have had a severe adverse impact on our revenue and results of operations. We cannot predict when market conditions will improve.

In response to these conditions, we have implemented a series of restructuring initiatives designed to decrease our business expenses and to conserve our resources. These actions included staff reductions, facility consolidations and the curtailment of certain discretionary spending. In addition, we entered into a multi-year manufacturing outsourcing agreement with Celestica, a world leader in electronics manufacturing services. Under the agreement, we are transitioning all of our manufacturing capabilities to Celestica with the exception of final assembly, system integration and testing capabilities. The transition is expected to be complete in the second quarter of 2003. These restructuring plans have been reflected in our results of operations in 2001, 2002 and the first quarter of 2003. These plans are ongoing and will be reflected in our results of operations in the next quarter and beyond, as necessary.

In early 2003, we agreed to invest approximately $128.0 million in cash in C III Communications, LLC, a Delaware limited liability company, which on February 22, 2003, agreed to acquire most of the assets and certain liabilities of Broadwing Communications Services Inc. for a purchase price of $129.3 million. C III Communications will also assume $375.0 million in long term operating commitments upon closing of the transaction. We have also agreed to contribute an additional $50.0 million to C III Communications by December 31, 2003 to fund ongoing operating expenses. Broadwing is a current customer of Corvis, accounting for $8.7 million in revenue in 2002 and $0.3 million in the first quarter of 2003. C III Communications was formed for the purpose of making this investment together with Cequel III, LLC, an investment and management company based in St. Louis, Missouri and headed by Jerald L. Kent, the founder of Charter Communications. Corvis will initially retain a 96% ownership interest in C III Communications and will appoint 4 of the 6 board members.

Cequel III will initially retain a 1% ownership interest in C III Communications and will appoint 2 of the 6 board members. Broadwing, Inc., the parent company of Broadwing Communications Services, will initially retain a 3% equity interest in C III Communications.

C III Communications will be overseen by a board of directors, with day-to-day operations being run by an executive committee consisting of 5 members, 2 of whom will be appointed by Corvis and 2 of whom will be appointed by Cequel III, with the final member being subject to the approval of both parties. Cequel III will also provide certain other management services to C III Communications, including appointing personnel and advising with respect to finance, human resources and sales and marketing matters.

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

Under the terms of the agreement, C III Communications will assume certain long-term operating commitments of Broadwing Communications Services Inc. and its subsidiaries, will continue providing services to customers under the Broadwing tradename, and will retain current employees. No outstanding debt obligations will be assumed in the transaction. Broadwing Inc.’s local communications subsidiary, Cincinnati Bell, will remain a customer of Broadwing Communications Services Inc. The asset purchase agreement is subject to approval by relevant state public utility commissions. The closing of the transaction is expected to take place in the second or third quarter of 2003.

In connection with this transaction, we are evaluating the possibility of raising a portion of the purchase price or the operating funding commitments from other investors, which could reduce our committed investment amount and percentage of ownership. Based on our committed and planned percentage of ownership and effective control of C III Communications, our investment will be accounted for as a purchase. As a result, the purchase price will be allocated to identifiable assets and liabilities acquired, with the excess being treated as goodwill on our consolidated financial statements. In addition, our consolidated financial results will include the results of C III Communications from the date of acquisition.

Customers

We continue to focus on further developing our customer relationships. We have sold our products to the following six customers: Broadwing Communications Services, Inc., Wiltel Communications Group, Inc. (formerly Williams Communications, LLC), Qwest Communications Corporation, Telefonica de Espana S.A.U., France Telecom and the U.S. Federal Government.

Broadwing agreed to purchase at least $200 million of our products and services as part of a multi-year purchase agreement. Since successfully completing field trials in July 2000, Broadwing has deployed a wide range of our optically optimized networking products, including our all-optical switch, to create a national all-optical network that has been in service for over two years. Sales to Broadwing continue as part of network expansions and maintenance. Purchase commitments totaling approximately $8.0 million remain under the Broadwing agreement. As discussed above, C III Communications, an entity in which Corvis will initially retain a 96% ownership interest, has agreed to acquire Broadwing Communications Services, Inc. As a result of this transaction, we do not expect any significant future revenues from Broadwing.

In 2001, Wiltel accepted a field trial system and agreed to purchase up to $300 million of our products and services as part of a multi-year purchase agreement. Firm commitments under the contract are limited to approximately $85.0 million which must be purchased prior to December 31, 2003. Wiltel has deployed our switching and transport equipment in their national network, which is currently in service carrying commercial traffic. Purchase commitments totaling approximately $10.0 million remain under the Wiltel agreement.

On April 22, 2002, we reached an agreement with Qwest Communications Corporation modifying the terms of our previous purchase agreement. Under the terms of the new agreement, Qwest agreed to purchase up to $150 million of our products and services over a multi-year period. Firm commitments remaining under the agreement are limited to $5.0 million which must be purchased in 2003 subject to certain acceptance criteria.

During the first quarter of 2002, we completed the first sales of our XF repeaterless link product to Telefonica de Espana, which was deployed between the island of Mallorca and Telefonica’s backbone network in Spain. In April 2002, we sold a XF repeaterless link to France Telecom to upgrade its link between the European mainland and the island of Corsica. Our relationships with Telefonica and France Telecom do not include additional purchase commitments.

In the third quarter of 2002, we created a wholly owned subsidiary, Corvis Government Solutions, Inc. (CGSI), to provide optical networking solutions and services to the U.S. Federal Government. During the third quarter, CGSI secured its first contract and purchase order from the U.S. Federal Government for a limited field trial totaling approximately $1.0 million which was accepted in the first quarter of 2003. A significant amount of our future sales efforts will be focused on further developing this relationship.

We have also entered into lab trials and discussions regarding laboratory and field trials with other carriers for our Corvis Optical Network (ON), Corvis Optical Convergence Switch (OCS) and transoceanic subsea products. Upon successful completion of these field trials, we hope to enter into agreements for commercial deployment with new customers.

Most of our customers, however, have met or are approaching contractual minimum purchase commitments and have reached the end of long-term service contracts. The amount of product and service revenues in 2003 and beyond will depend on the amount and timing of future firm order commitments from existing customers, as well as new contract wins. Given our historical declines in product sales and the current state of the telecommunications industry, the timing and extent of these sales cannot be predicted. As a result, revenues associated with the sale of our products and services may remain at current or lower levels for the next quarter and beyond.

Critical Accounting Policies

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory obsolescence, asset impairment, revenue recognition, product warranty liabilities, allowance for doubtful accounts, and contingencies and litigation. We stated these accounting policies in the notes to our 2002 annual consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions and the variances could be material.

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

Costs of Revenue. Costs of revenue include the costs of manufacturing our products, delivering services and other costs associated with warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing, engineering, finishing and installation operations. Warranty reserves are determined based upon actual warranty cost experience, estimates of component failure rates and management’s industry experience. Inventory obsolescence costs are estimated using certain assumptions, including projected sales and sales mix. Actual results may differ from those estimates. We continually monitor component failures, technical changes, and levels of on-hand inventory and adjust our estimates accordingly. If, however, actual results vary significantly from our estimates, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate.

Allowance for Bad Debt. We have relied on six customers for all of our revenues. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. One of these customers, Broadwing Communications Services, Inc., has agreed to sell substantially all of its assets to C III Communications, LLC, an entity in which Corvis will initially retain a 96% ownership interest. We monitor the financial conditions of our remaining customers closely and have concluded that no allowance for bad debt was appropriate as of March 29, 2003.

Restructuring and Other Charges. Reflecting continued unfavorable economic conditions and continued lack of expected customer wins and product sales, our Board of Directors approved plans for the reduction of operations including the consolidation of facilities, reduction in the number of employees and the outsourcing of a majority of our manufacturing capabilities. Facility consolidation costs are based on assumed exit costs and timetables. Asset impairment charges are based on estimated salvage values, recoverability estimates and estimated fair values. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change that would reduce the estimated recoverability of these assets, additional restructuring and impairment charges may be required. Effective December 29, 2002, we adopted the provisions of SFAS No. 146, “Accounting for costs associated with Exit or Disposal Activities” for all exit activities subsequent to that date.

Goodwill and Other Intangible Assets. We have recorded goodwill and intangibles resulting from our acquisitions. We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill be tested for impairment at least annually. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared with the carrying value of the goodwill, and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill.

We are required to review the recoverability of our intangible assets, including goodwill, at least annually. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change that would reduce the estimated recoverability of these assets, impairment charges may be required.

Litigation. In July 2000, Ciena Corporation (“Ciena”) informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena’s patents relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. A fourth patent was subsequently added to the lawsuit. In February 2003, jury trials were held on the issues of infringement and invalidity of the four patents. Corvis all-optical networking products were found not to infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. Corvis’ inverse multiplexing transceiver product, which can be used along with our all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis transmitters and receivers are operated in a WDM system was found by a jury to infringe the system patent, upon which a verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a finding of infringement is made by the court.

While management believes that the Company will ultimately prevail, the Company cannot be certain that the interim jury verdicts of infringement will be overturned, or that infringement of other patents in the suit will not be found in later legal proceedings. The Company expects that Ciena will seek an injunction and attempt to use the interim jury verdicts and the possibility of an injunction to disrupt our sales efforts and customer relationships. To the extent it is necessary, a trial to determine damages will be held following any appeals. Such appeals can take up to a year or more before final determination. Based on the current status of the litigation, we cannot reasonably predict the likelihood of any final outcome.

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to our initial public offering on behalf of all persons who purchased our stock between July 28, 2000 and the filing of the complaints. Each of the complaints named as defendants: Corvis, our directors and officers who signed the registration statement in connection with our initial public offering, and certain of the underwriters that participated in our initial public offering. Our directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of our common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

By order October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for the judge’s recusal. The judge denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of the judge in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants’ application for a writ of mandamus seeking the judge’s recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the IPO allocation actions, including the Corvis action. On May 23, 2002, a conference was held at which the court set a briefing schedule for the filing of motions to dismiss the amended complaints. On July 1, 2002, the underwriter defendants filed their motion to dismiss the amended complaints. On July 15, 2002, the issuer defendants filed their motion to dismiss the amended complaints. The briefing on the motions to dismiss has been completed, and the judge heard oral arguments on the motions on November 1, 2002. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to Corvis, the Section 10(b) and Rule 10b-5 claims, alleging that Corvis participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. Settlement discussions among all interested parties are ongoing. We intend to vigorously defend ourselves. Based on the status of the litigation, we cannot reasonably predict the likelihood of any potential outcome. We continue to monitor the status of the litigation, however we can give no assurances that an unfavorable outcome will not result in future charges.

We and our subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Results of Operations

Three months ended March 29, 2003 compared to three months ended March 30, 2002

Revenue. Product revenue decreased to $1.2 million for the three months ended March 29, 2003 from $7.2 million for the three months ended March 30, 2002 reflecting a continued decrease in the volume of equipment sales, including approximately $1.0 million from sales to the U.S. Federal Government. Services revenue, including installation, maintenance, training and support, decreased to $0.3 million from $1.5 million for the three months ended March 30, 2002. This decrease is a result of decreases in the volume of installation activities as well as the reduction in the pricing and level of service associated with on-going customer maintenance agreements. Our current customers are close to meeting current contract commitments. A significant portion of our future revenue will therefore depend on the amount and timing of new firm order commitments from existing customers, as well as new contract wins. Given our historical declines in product sales and the current state of the telecommunications industry, the timing and extent of these revenues cannot be predicted. As a result, revenues associated with the sale of our products and services may remain at current or lower levels for the next quarter and beyond.

Gross Profit (loss). Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. As a result of discontinued product lines under our restructuring plans and excess inventories due to reduced capital expenditures by telecommunication carriers, during the first quarter of 2002, we recorded inventory impairment charges as a cost of revenue totaling $4.3 million.

Gross profit (loss) increased to $0.4 million for the three months ended March 29, 2003 from $(2.1) million for the three months ended March 30, 2002. Gross margin as a percentage of revenue increased to 23.5% for the three months ended March 29, 2003 from (23.9)% for the three months ended March 30, 2002. Excluding inventory write-downs and other charges for the three months ended March 28, 2002, gross profit and gross margin were $2.2 million and 25.6%. The decrease in adjusted gross margin is the result of changes in the mix of products sold. Due to the current competitive and economic environment, gross margins may decrease further as we are required to reduce pricing on future products and services sold. In addition, if sales volumes continue at current or lower levels, decreases in production volumes could result in decreased or negative gross margins as a result of an inability to recover fixed manufacturing costs.

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

Research and development expenses, excluding equity-based expense, decreased to $25.3 million for the three months ended March 29, 2003 from $29.1 million for the three months ended March 30, 2002. The decrease in expenses was primarily attributable to the effect of cost saving initiatives including staff reductions, facilities and equipment consolidation and the curtailment of certain discretionary spending. We expect research and development expense to continue to decrease in coming quarters as a result of recent and ongoing restructuring programs.

Sales and Marketing, Excluding Equity-Based Expense. Sales and marketing expense, excluding equity-based expense, consists primarily of salaries and related personnel costs, laboratory trial systems provided to customers, trade shows, other marketing programs and travel expenses.

Sales and marketing expenses, excluding equity-based expense, decreased to $4.7 million for the three months ended March 29, 2003 from $11.2 million for the three months ended March 30, 2002. The decrease in expenses was primarily attributable to staff reductions, decreases in promotional and trade show activities and a reduction in laboratory systems provided to current and potential customers. We generally expect sales and marketing expenses to decrease, although there may be periodic increases in such expenses for the cost of lab systems associated with new potential customers.

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

General and administrative expenses increased to $8.2 million for the three months ended March 29, 2003 from $6.0 million for the three months ended March 30, 2002. The increase in expenses was primarily attributable to increased professional fees associated with current litigation as well as certain start-up costs associated with the outsourcing of our manufacturing operations which are incurred prior to actual production. These increases were offset, in part, by cost saving initiatives including staff reductions, facilities consolidation and the curtailment of certain discretionary spending.

Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value prior to our initial public offering.

Equity-based expense related to research and development, sales and marketing and general and administrative functions for the three months ended March 29, 2003 decreased to $5.4 million from $20.0 million for the three months ended March 30, 2002. The decrease in equity-based compensation resulted from a decrease in employee headcount.

Amortization of Intangible Assets. Amortization of intangible assets expenses decreased to $1.8 million for the three months ended March 29, 2003 from $2.9 million for the three months ended March 30, 2002. We record amortization expense associated with certain intangible assets with finite useful lives, such as acquired patent rights and intellectual property licenses. In the fourth quarter of 2002, as required under SFAS 142, “Goodwill and Other Intangible Assets,” we recorded a $17.5 million impairment loss associated with related intangible assets resulting in decreased amortization expense beginning in the first quarter of 2003.

Restructuring and related charges. Starting in 2001 and continuing in 2003, Corvis has developed and implemented restructuring initiatives designed to reduce operating expenses and to address reductions in product sales. In addition, the Company is continually evaluating the recoverability of its inventory and long-lived assets in light of these initiatives and the projected economic and operating environment. As a result, the Company has recorded the following charges (in thousands):

	Three Months Ended
	March 30, 2002	March 29, 2003
Product cost of sales charges—inventory-write downs and other	$4,307	$—
Restructuring, impairment and other charges:
Work force reductions and facilities consolidation	2,559	3,049
Facilities and other charges	—	735

Total restructuring, impairment and other charges	2,559	3,784

Total restructuring and related charges	$6,886	$3,784

Product cost of sales charges—Inventory-write-downs and other. We write-down our inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. As a result of declines in spending by telecommunications carriers, we recorded $4.3 million in inventory write-downs in the three months ended March 30, 2002. Based on current sales projections and market values, no such charge was recorded in the three months ended March 29, 2003.

Work force reductions. During the three months ended March 29, 2003 and March 30, 2002, we implemented certain company-wide work force reduction programs that resulted in the reductions of approximately 170 and 120 positions, respectively. These staff reductions resulted in charges of $3.0 million and $2.6 million in three-month periods ended March 29, 2003 and March 30, 2002, respectively. Staff reductions have continued into the second quarter of 2003, including the announcement of the elimination of approximately 180 positions in April. Management expects related charges to be recorded during the second and third quarter as positions are eliminated. In addition, the Company is evaluating additional alternatives which may include the sale or closure of our French operations. Total headcount as of April 2003 was 415.

Facilities Consolidation. The Company is continuing to reduce its operating costs through the early terminations of real estate and equipment lease agreements, some of which were terminated in the three-month period ended March 29, 2003, resulting in approximately $0.7 million in charges. These activities are continuing and will result in additional charges during the second quarter of 2003 and beyond.

Interest Income (Expense), Net. Interest income, net of interest expense, decreased to $1.8 million for the three months ended March 29, 2003 from $2.8 million of net interest income for the three months ended March 30, 2002. The decrease was primarily attributable to lower average invested cash balances and lower average returns on investments.

Liquidity and Capital Resources

Since inception through March 29, 2003, we have financed our operations, capital expenditures and working capital primarily through public and private sales of our capital stock and borrowings under credit and lease facilities. At March 29, 2003, our cash and cash equivalents and investments totaled $448.6 million. We have agreed to invest approximately $128.0 million in cash in C III Communications, LLC, a Delaware limited liability company, which on February 22, 2003, agreed to acquire most of the assets and certain liabilities of Broadwing Communications Inc. for a purchase price of $129.3 million. In addition, we have also agreed to contribute an additional $50.0 million to C III Communications by December 31, 2003 to fund ongoing operating expenses. The Company cannot yet determine the impact the C III investment will have on future cash flows. See “Overview.”

Net cash used in operating activities was $49.9 million and $41.1 million for the three months ended March 29, 2003 and March 30, 2002, respectively. Cash used in operating activities for the three months ended March 29, 2003 was primarily attributable to a net loss of $47.0 million, decreases in accounts payable, accrued expenses and other of $16.1 million and increases in inventory of $3.9 million, offset in part by non-cash items including depreciation and amortization, equity-based expense, restructuring and other charges and changes in accounts receivable and other operating assets totaling $17.2 million. Cash used in operating activities for the three months ended March 30, 2002 was primarily attributable to a net loss of $71.0 million, $1.1 million of inventory increases, and an increase in accounts receivable of $3.5 million, partially offset by non-cash expense items approximating $36.5 million including restructuring and other charges of $5.1 million, depreciation and amortization of $11.4 million and equity-based expense of $20.0 million.

Net cash provided by investing activities for the three months ended March 29, 2003 was $1.6 million and net cash used in investing activity for the three months ended March 30, 2002 was $14.8 million. The increase in net cash provided by investing activities was primarily attributable to reductions in capital expenditures, as well as net sales of short and long-term investment securities with original maturities beyond 90 days.

Net cash used in financing activities for the three months ended March 29, 2003 was $5.8 million, primarily attributable to treasury stock purchases totaling $5.1 million. Net cash used in financing activities for the three months ended March 30, 2002 was $0.9 million, primarily attributable to the repayment of principal on notes and capital leases.

As of March 29, 2003, long-term restricted cash totaled $2.3 million associated with outstanding irrevocable letters of credit relating to lease obligations for various manufacturing and office facilities and other business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each respective lease term or agreement term.

On October 24, 2002, we announced that our Board of Directors had authorized a share repurchase program under which we can acquire up to $25.0 million of our common stock in the open market. At March 29, 2003, 12,281,800 shares had been purchased under the plan for a total of $9.5 million. The purchases will be executed at times and prices considered appropriate by us during the next two years. The share repurchase program may be suspended at any time and from time-to-time without prior notice. The repurchase program will be funded using our existing cash balances and the repurchased shares may be used for corporate purposes in compliance with applicable law.

We believe that our current cash and cash equivalents, short-term investments and cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through at least the next twelve months.

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

Interest Rate Sensitivity

We maintain a portfolio of cash, cash equivalents and short and long-term investments in a variety of securities including: commercial paper, certificates of deposit, money market funds and government and non-government debt securities. Substantially all amounts are in money market funds as well as high grade, short-term commercial paper and certificates of deposit, the value of which is generally not subject to interest rate changes. We believe that a 10% increase or decline in interest rates would not be material to our investment income or cash flows. Our long-term debt obligations bear fixed interest rates. However, our long-term debt and capital lease obligations total only $3.4 million, and, therefore, we do not consider the impact of any general interest rate changes to be significant.

Foreign Rate Sensitivity

We primarily operate in the United States; however, we have expanded operations to include research and development and sales offices in various European countries. As a result, we may have sales in foreign currencies exposing us to foreign currency rate fluctuations. For the three months ended March 29, 2003, we recorded limited sales in a foreign currency. We are exposed to the impact of foreign currency changes, associated with the Euro, for our European subsidiaries’ financial instruments, which are limited to cash and cash equivalents and trade receivables. It is the policy of management to fund foreign operations on a monthly basis, thus minimizing average cash and overnight investments in the Euro. At March 29, 2003, our European subsidiaries maintained cash and cash equivalents of approximately 7.5 million Euros. We believe that a 10% increase or decline in the Euro exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

Item	4. Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a–14 of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this report (the “Evaluation Date”) with the Securities and Exchange Commission. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no significant changes in the internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item	1. Legal Proceedings

By letter dated July 10, 2000, Ciena Corporation (“Ciena”) informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In February 2003, jury trials were held on the issues of infringement and invalidity of the remaining four patents. Corvis all-optical networking products were found by a jury not to infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. Corvis’ inverse multiplexing transceiver product, which can be used along with our all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis transmitters and receivers are operated in a WDM system was found by a jury to infringe the system patent, upon which a verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a finding of infringement is made by the court.

We have designed our products in an effort to respect the intellectual property rights of others. We intend to continue to defend ourselves vigorously against these claims and pursue post-trial relief and appellate review of the trial proceedings, as necessary. While we believe that we will ultimately prevail in this litigation, there can be no assurance that we will be successful in the defense of the litigation.

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

A final adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by us, or could include terms in addition to payments, such as an injunction preventing the sale of infringing products and/or a redesign of some of our products, which could have a material adverse effect on our business, financial condition or results of operations. While management believes that the Company will ultimately prevail, the Company cannot be certain that the interim jury verdicts of infringement will be overturned, or that infringement of other patents in the suit will not be found in later legal proceedings. The Company expects that Ciena will seek an injunction and attempt to use the interim jury verdicts and the possibility of an injunction to disrupt our sales efforts and customer relationships. To the extent it is necessary, a trial to determine damages will be held following any appeals. Such appeals can take up to a year or more before final determination.

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

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to our initial public offering on behalf of all persons who purchased our stock between July 28, 2000 and the filing of the complaints. Each of the complaints named as defendants: Corvis, our directors and officers who signed the registration statement in connection with our initial public offering, and certain of the underwriters that participated in our initial public offering. Our directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of our common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

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

We and our subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

(a) None.

(b) None.

(c) None

(d) Not applicable.

Item 3. Defaults upon Senior Securities.

None.

Item	4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item	6. Exhibits and Reports on Form 8-K.

(a) A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) We did not file any Current Reports on Form 8-K during the quarter ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORVIS CORPORATION

Date: May 9, 2003	/s/ LYNN D. ANDERSON
Lynn D. Anderson
Senior Vice President, Chief Financial
Officer and Treasurer

Date: May 9, 2003	/s/ TIMOTHY C. DEC
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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003		/s/ DAVID R. HUBER
	Name:	David R. Huber
	Title:	Chairman and Chief Executive Officer

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003		/s/ LYNN D. ANDERSON
	Name:	Lynn D. Anderson
	Title:	Senior Vice President, Chief Financial Officer and Treasurer

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002