Form 10-Q
period 2003-06-30
CORVIS CORP
filed 2003-08-14
CIK 1060490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Number of shares of Common Stock, $0.01 par value, outstanding at July 31, 2003: 405,539,219.

PART I -FINANCIAL INFORMATION

Item 1. Financial Statements.

CORVIS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 28, 2002	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$457,833	$286,034
Short-term investments	24,133	31,463
Trade accounts receivable	1,781	59,827
Inventory, net	26,491	28,532
Other current assets	14,406	16,823

Total current assets	524,644	422,679
Restricted cash, long-term	2,329	3,129
Long-term investments	22,450	6,080
Property and equipment, net	45,760	123,400
Goodwill and other intangible assets, net	13,965	37,099
Other long-term assets, net	1,170	8,489

Total assets	$610,318	$600,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$107	$113
Capital lease obligations, current portion	1,982	964
Accounts payable	14,973	46,224
Accrued expenses	46,420	63,849
Deferred revenue	1,319	8,357

Total current liabilities	64,801	119,507
Noncurrent liabilities:
Notes payable, net of current portion	2,672	2,689
Capital lease obligations, net of current portion	74	1,718
Other long-term liabilities	2,693	2,034
Deferred revenue – long-term	—	18,372

Total liabilities	70,240	144,320
Minority interest	—	896
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value; 1,900,000,000 shares authorized; 413,113,503 shares issued and 407,199,203 shares outstanding as of December 28, 2002; 417,105,116 shares issued and 404,823,216 outstanding as of June 30, 2003	4,126	4,165
Shareholder note receivable	(32)	(32)
Treasury stock, 5,914,300 shares and 12,281,900 shares, at cost	(4,405)	(9,512)
Additional paid-in capital	2,809,267	2,822,027
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(8,215)	(7,581)
Unrealized investment gain	24	104
Accumulated deficit	(2,260,687)	(2,353,511)

Total stockholders’ equity	540,078	455,660

Total liabilities and stockholders’ equity	$610,318	$600,876

See accompanying notes to unaudited condensed consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2003	June 29, 2002	June 30, 2003
Revenue:
Equipment sales and service	$3,022	$320	$11,739	$1,837
Telecommunications services	—	26,697	—	26,697

Total revenue	3,022	27,017	11,739	28,534
Costs of revenue:
Equipment sales and service	3,971	3,428	14,768	4,590
Telecommunications services	—	18,035	—	18,035

Total costs of revenue	3,971	21,463	14,768	22,625

Gross profit (loss)	(949)	5,554	(3,029)	5,909
Operating expenses:
Research and development, exclusive of equity-based expense	25,803	12,124	48,034	32,138
Sales, general and administrative, exclusive of equity-based expense	23,906	20,626	39,861	32,253
Equity-based expense:
Research and development	6,467	3,558	15,060	6,912
Sales, general and administrative	10,555	1,793	21,917	3,820
Depreciation	8,495	6,490	16,617	13,080
Amortization of intangible assets	4,258	1,976	7,175	3,760
Restructuring, impairment and other charges other charges	1,792	7,797	4,351	11,581
Purchased research and development	34,580	—	34,580	—

Total operating expenses	115,856	54,364	187,595	103,544

Operating loss	(116,805)	(48,810)	(190,624)	(97,635)
Interest income, net	(2,305)	2,999	478	4,792

Net loss before minority interest	(119,110)	(45,811)	(190,146)	(92,843)
Minority interest	—	19	—	19

Net loss	$(119,110)	$(45,792)	$(190,146)	$(92,824)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,400	551	2,547	634
Unrealized investment gains	—	42	—	80

Comprehensive loss	$(115,710)	$(45,199)	$(187,599)	$(92,110)

Basic and diluted net loss per common share	$(0.31)	$(0.11)	$(0.51)	$(0.23)

Weighted average number of common shares outstanding	383,412	403,337	373,302	402,698

See accompanying notes to unaudited condensed consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 29, 2002	June 30, 2003
Cash flows from operating activities:
Net loss	$(190,146)	$(92,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,684	16,840
Equity-based expense	36,977	10,732
Restructuring and other charges	10,460	4,924
Purchased research and development	34,580	—
Minority interest	—	(19)
Changes in operating assets and liabilities, excluding acquisitions:
Decrease in accounts receivable	17,761	11,054
Decrease (increase) in inventory, net	3,751	(4,335)
Decrease (increase) in other assets	5,108	6,846
Increase (decrease) in accounts payable and accrued expenses	(10,184)	(33,850)

Net cash used in operating activities	(67,009)	(80,632)

Cash flows from investing activities:
Purchase of property and equipment	(13,011)	(333)
(Purchases) sales of investments	(21,107)	9,058
Broadwing acquisition	—	(92,941)
Cash acquired in business combination	6,013	—

Net cash used in investing activities	(28,105)	(84,216)

Cash flows from financing activities:
Repayments of notes payable and capital lease obligations	(3,062)	(3,445)
Decrease in deposits and other non-current assets	8	(800)
Purchase of treasury stock	—	(5,107)
Proceeds from the issuance of stock	896	2,068

Net cash provided by (used in) financing activities	(2,158)	(7,284)

Effect of exchange rate changes on cash and cash equivalents	(515)	333

Net decrease in cash and cash equivalents	(97,787)	(171,799)

Cash and cash equivalents—beginning	638,872	457,833

Cash and cash equivalents—ending	$541,085	$286,034

Supplemental disclosure of cash flow information:
Interest paid	$649	$138

Purchase business combination consideration paid with common stock	$91,818	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

(a) Basis of Presentation

The unaudited condensed consolidated financial statements included herein for Corvis Corporation and subsidiaries (the “Company” or “Corvis”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year.

On June 13, 2003, the Company invested approximately $92.9 million, including acquisition costs, for a 96% ownership in Broadwing Communication Services, LLC (“Broadwing”), which acquired most of the assets and certain of the liabilities of Broadwing Communications Services, Inc. and certain subsidiaries. Broadwing Communications Services, Inc. was an Austin, Texas based provider of data and voice communication services throughout the United States. The results of Broadwing, have been included in the consolidated financial statements from the date of acquisition.

Effective June 30, 2003, the Company changed its fiscal calendar to a calendar quarter and year-end.

These financial statements should be read in conjunction with the Company’s December 28, 2002 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 25, 2003 with the Securities and Exchange Commission.

(b) Equipment and Related Services Revenue and Cost of Revenue

Revenue from equipment sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved.

Revenue from equipment installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. To the extent customer contracts include both product sales and installation services, revenues are recognized based on their respective fair values. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each installation contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying condensed consolidated balance sheets. Revenue from annual maintenance agreements is recognized on a straight-line basis over the service period.

Costs of equipment revenue include the costs of manufacturing the Company’s products, delivering services and other costs associated with warranty and other contractual obligations, inventory obsolescence costs and overhead related to the Company’s manufacturing, engineering, finishing and installation operations. Warranty reserves are determined based upon actual warranty cost experience, estimates of component failure rates and management’s industry experience.

(c) Telecommunications Service Revenue and Cost of Revenue

Broadband transport service revenue is generally billed monthly in advance, with revenue being recognized when earned. Revenue from long-term term arrangements are recognized ratably over the contract term. Both switched voice and data, and Internet product revenue, are billed monthly in arrears, while the revenue is recognized as the services are provided. Service activation revenue is deferred and recognized over the appropriate contract life for the associated service.

Indefeasible right-of-use (“IRU”) agreements represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated. The Company has recorded the deferred revenue associated with IRUs at its fair value at the date of acquisition, which value was substantially less than its historical value. As a result, the Company expects that revenues from IRUs will be significantly less than those previously reported by Broadwing Communications Services, Inc.

Telecommunications services cost of revenue primarily reflects access charges paid to local exchange carries and other providers and transmission lease payments to other carriers.

(d) Property, Plant and Equipment

Property, plant and equipment is recorded at cost or fair value if acquired in a business combination. Depreciation and amortization is provided for using the straight-line method over the estimated useful life. Repairs and maintenance are charged to expense as incurred. Costs associated with uncompleted portions of the Broadwing network are classified as construction in progress in the accompanying consolidated balance sheets.

(e) Stock Options and Warrants

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No.25,” issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and vested awards in each period (in thousands, except per share data).

	Three Months Ended
	June 29, 2002	June 30, 2003
Net loss	$(119,110)	$(45,792)
Deduct total stock-based employee compensation expense	(28,700)	(13,455)
Add stock-based employee compensation expense included in reported net income	14,608	3,759

Pro forma net loss	$(133,202)	$(55,488)

Pro forma basic and diluted net loss per share	$(0.35)	$(0.14)

	Six Months Ended
	June 29, 2002	June 30, 2003
Net loss	$(190,146)	$(92,824)
Deduct total stock-based employee compensation expense	(51,292)	(32,566)
Add stock-based employee compensation expense included in reported net income	29,216	8,071

Pro forma net loss	$(212,222)	$(117,319)

Pro forma basic and diluted net loss per share	$(0.57)	$(0.29)

(f) Uses of Estimates

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

(g) Reclassifications

Certain amounts for the three and six months ending June 29, 2002 have been reclassified to conform to the 2003 presentation. These amounts include the separate presentation of depreciation expense as well as the combination of sales and marketing and general and administrative expenses.

(2) Broadwing Acquisition

On June 13, 2003, the Company invested approximately $92.9 million, including acquisition costs, for a 96% ownership in Broadwing Communications, LLC (“Broadwing”), which acquired most of the assets and certain of the liabilities of Broadwing Communications Services Inc. Broadwing Communications Services, Inc. was an Austin, Texas based provider of data and voice communication services throughout the United States. The purchase price is subject to change upon the resolution of certain events, which will take place at final closing. In addition, as part of the acquisition, the Company agreed to invest at least an additional $50.0 million in Broadwing by December 31, 2003 to support Broadwing’s working capital needs.

Corvis holds a 96% ownership interest in the Broadwing investment and appoints 4 of the 6 board members. Cequel III, LLC contributed approximately $0.9 million for a 1% ownership interest and appoints 2 of the 6 board members. Cincinnati Bell, previously the parent company of Broadwing Communications Services, Inc. retained a 3% non-voting equity interest in the joint venture. The joint venture will operate under the Broadwing Communications, LLC name. The results of Broadwing have been included in the consolidated financial statements from the date of acquisition.

The purchase price has been allocated to the assets and liabilities acquired on a preliminary basis based on independent third party valuations and may change as additional information becomes available. The following table summarizes the preliminary purchase price allocation and weighted-average useful life of long-lived assets.

	Fair Value
Current assets	$80,000
Property plant and equipment	92,936
Intangible assets	27,160	5 years weighted average useful life
Other long-term assets	7,400

Total assets acquired	207,496

Current liabilities	95,695
Long-term liabilities	21,495

Total liabilities assumed	117,190
Minority interest	915

Purchase price	$89,391

The Broadwing purchase price is net of the elimination of warranty obligations sold to Broadwing prior to the acquisition.

The following unaudited pro forma data summarizes the results of operations for the period indicated as if the Broadwing acquisition had been completed as of the beginning of the earliest period presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles and the elimination of intercompany sales. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the earliest period presented or that may be obtained in the future (in thousands except per share data):

	Three Months Ended
	June 29, 2002	June 30, 2003
Revenues	$199,901	$143,233

Net loss	$(205,696)	$(69,185)

Basic and diluted net loss per share	$(0.54)	$(0.17)

	Six Months Ended
	June 29, 2002	June 30, 2003
Revenues	$398,909	$293,685

Net loss	$(2,386,068)	$(140,072)

Basic and diluted net loss per share	$(6.39)	$(0.35)

(3) Inventory

Inventories are comprised of the following (in thousands):

	December 28, 2002	June 30, 2003
Raw materials	$206,026	$164,273
Work-in-process	7,487	10,270
Finished goods	49,087	36,958

	262,600	211,501
Less reserve for excess inventory and obsolescence	(236,109)	(182,969)

Inventory, net	$26,491	$28,532

(4) Property, Plant and Equipment

Property, plant and equipment (in thousands):

	As of		Depreciable Lives (Years)
	December 28, 2002	June 30, 2003
Land	$—	$9,598	Indefinite
Buildings and leasehold improvements	17,038	36,306	2 – 40
Transmission facilities	—	35,586	3 – 20
Furniture, fixtures, vehicles, and other	24,250	29,769	2 – 15
Fiber usage rights	—	17,509	5 – 20
Test and manufacturing equipment	108,722	107,393	3 – 5
Construction in process	—	1,085	–

Subtotal	150,010	237,246
Less: Accumulated depreciation and amortization	(104,250)	(113,846)

Property plant and equipment, net	$45,760	$123,400

(5) Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share are computed as follows (in thousands, except per share data):

	Three Months Ended
	June 29, 2002	June 30, 2003
Net loss	$(119,110)	$(45,792)
Basic and diluted weighted average shares	383,412	403,337

Basic and diluted net loss per share	$(0.31)	$(0.11)

	Six Months Ended
	June 29, 2002	June 30, 2003
Net loss	$(190,146)	$(92,824)
Basic and diluted weighted average shares	373,302	402,698

Basic and diluted net loss per share	$(0.51)	$(0.23)

Options and warrants outstanding as of June 30, 2003 to purchase 50,253 and 7,594 shares of common stock, respectively, and 237 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three and six month periods ended June 30, 2003 as their inclusion would have been anti-dilutive.

Options and warrants outstanding as of June 29, 2002 to purchase 54,299 and 7,594 shares of common stock, respectively, and 1,772 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three and six month periods ended June 29, 2002 as their inclusion would have been anti-dilutive.

(6) Legal Matters

In July 2000, Ciena Corporation (“Ciena”) informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In trials held in February 2003, Corvis’ all-optical networking products were found by a jury not to infringe two of Ciena’s WDM patents. The jury did not reach a verdict on a third Ciena WDM patent, which is related to the two non-infringed WDM patents. Corvis’ inverse multiplexing transceiver product, which can be used along with its all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis transmitters and receivers are operated in a WDM system was found by a jury to infringe the patent, upon which a jury verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, Corvis filed a motion to certify the record for interlocutory appeal to the U.S. Federal Circuit Court of Appeals and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending.

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

A final adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by the Company, or could include terms in addition to payments, such as an injunction preventing the sale of infringing products and/or a redesign of some of the Company’s products, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While management believes that the Company will ultimately prevail, the Company cannot be certain that the interim jury verdicts of infringement will be overturned, or that infringement of other patents in the suit will not be found in later legal proceedings. The Company expects that Ciena will attempt to use the interim jury verdicts and the possibility of an injunction to disrupt the Company’s sales efforts and customer relationships. To the extent it is necessary, a trial to determine damages will be held following any appeals. Such appeals can take up to a year or more before final determination.

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

By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for the judge’s recusal. The judge denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of the judge in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants’ application for a writ of mandamus seeking the judge’s recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the IPO allocation actions, including the Corvis action. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to the Company, the Section 10(b) and Rule 10b-5 claims, alleging that the Company participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. On June 26, 2003, the plaintiffs’ executive committee announced a proposed settlement between plaintiffs, on the one hand, and the issuer defendants and their respective officer and director defendants, including the Company and its named officers and directors, on the other. A memorandum of understanding to settle plaintiffs’ claims against the issuers and their directors and officers has been approved as to form by counsel for the issuers and the process of obtaining individual approval by each of the 309 issuer defendants, including the Company, is now underway. The proposed settlement does not resolve plaintiffs’ claims against the underwriter defendants. The proposed settlement is also subject to approval by the district court. The principal components of the proposed settlement include (i) a release of all of plaintiffs’ claims against the issuer defendants and their officers and directors which have, or could have, been asserted in this litigation arising out of the conduct alleged in the amended complaints to be wrongful, (ii) the assignment by the issuers to the plaintiffs of certain potential claims against the underwriter defendants and the agreement by the issuers not to assert certain claims against the underwriter defendants, and (iii) an undertaking by the insurers of the issuer defendants to pay to plaintiffs the difference (the Recovery Deficit) between $1 billion and any lesser amount recovered from the underwriter defendants in this litigation. If recoveries in excess of $1 billion are obtained by plaintiffs from the underwriters, the insurers of the settling issuer defendants will owe no money to the plaintiffs. We cannot be certain that we will not be subject to additional claims in the future, including claims brought by the underwriter defendants still involved in the litigation.

The Company and its subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

(7) Concentrations

Substantially all of the Company’s cash and cash equivalents are held at a small number of major U.S. financial institutions. Deposits held with banks exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, are held by highly rated U.S. financial institutions and, therefore, in the opinion of management, bear minimal risk.

Excluding sales to Broadwing, the Company’s equipment segment has made sales to or entered into contracts with five customers: Wiltel Communications Group, Inc., Qwest Communications Corporation, Telefonica de Espana S.A.U., France Telecom and the U.S. Federal Government. These customers, however, have met or are approaching contractual minimum purchase commitments and have reached the end of their long-term service contracts. The amount of product and service revenues in 2003 and beyond will depend on the amount and timing of future firm order commitments from existing customers, as well as new contract wins. Given the historical decline in equipment sales and the current state of the telecommunications industry, the timing and extent of future sales cannot be predicted. As a result, revenues associated with the sale of equipment may remain at or lower than current levels for the next quarter and beyond.

The Company’s telecommunication services may be subject to credit risk due to concentrations of receivables from companies that are communications providers, internet service providers and cable television companies. The Company performs ongoing credit evaluations of customers’ financial condition and typically does not require significant collateral.

Revenue from Broadwing’s ten largest customers accounted for approximately 24% of total revenue since the acquisition. One of these ten largest customers representing 2% of Broadwing revenues is in Chapter 11 bankruptcy proceedings. In addition, a significant portion of Broadwing’s revenue is derived from telecommunications carriers. Revenue from telecommunications carriers accounted for 41% of total revenue since the acquisition date.

(8) Restructuring and Other Charges

Starting in 2001 and continuing through 2003, the Company developed and implemented restructuring initiatives designed to reduce operating expenses and to address reductions in sales. In addition, the Company is continually evaluating the recoverability of its inventory and long-lived assets in light of these initiatives and the projected economic and operating environment. As a result, the Company has recorded the following charges (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2003	June 29, 2002	June 30, 2003
Product cost of sales charges – inventory-write downs and other	$1,740	$3,337	$6,048	$3,337
Restructuring, impairment and other charges:
Work force reductions	4,232	7,285	6,831	10,334
Asset impairments, facilities and other charges	(2,480)	512	(2,480)	1,247

Total restructuring, impairment and other charges	$1,752	$7,797	$4,351	$11,581
Impairment of investments	4,771	—	4,771	—
Total restructuring and related charges	$8,263	$11,134	$15,170	$14,918

The following table displays the activity and balances of the restructuring reserve account for the six months ended June 30, 2003 (in thousands):

	Inventory Write- downs	Workforce Reductions	Facility Consolidation	Total
Balance as of December 28, 2002	$(1,657)	$(10,017)	$(4,456)	$(16,130)
Restructuring and other charges	—	(3,049)	(735)	(3,784)
Cash payments	904	8,837	764	10,505
Accretion of interest	—	—	(45)	(45)
Non-cash charges	—	—	278	278
Foreign currency exchange impact	—	(338)	—	(338)

Balance at March 31, 2003	$(753)	$(4,567)	$(4,194)	$(9,514)

Restructuring and other charges	(3,337)	(7,285)	(512)	(11,134)
Cash payments	496	4,605	1,262	6,363
Accretion of interest	—	—	(23)	(23)
Non-cash charges	3,337	2,815	868	7,020
Foreign currency exchange impact	—	(306)	—	(306)

Balance at June 30, 2003	$(257)	$(4,738)	$(2,599)	$(7,594)

(9) Segment Reporting

The Company has two business segments: equipment sales and services and telecommunications services. The equipment sales and services segment designs, manufactures and sells high performance all-optical and electrical/optical communications systems. The telecommunications services segment provides data and voice communications services through Broadwing Communications, LLC. These services are provided over approximately 18,700 route miles of fiber-optic transmission facilities. Telecommunications services revenues are generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers. The Company evaluates segment performance and allocates resources based on several factors, of which net revenues and net loss are the primary financial measures. The accounting policies of the segments are the same as those described in footnote (1) to the condensed consolidated financial statements. Intercompany sales include standard profit margins, which are eliminated in consolidation. Segment results are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 29, 2003	June 29, 2002	June 30, 2003
Revenue:
Equipment sales and services	$—	$320	$11,739	$1,837
Telecommunications services	3,022	26,697	—	26,697

Total	$3,022	$27,017	$11,739	$28,534

Inter segment revenues:
Equipment sales and services	$—	$45	$—	$45
Telecommunication Services	—	—	—	—

Total	$—	$45	$—	$45

Net loss before minority interest:
Equipment	$(119,110)	$(43,950)	$(190,146)	$(90,982)
Telecommunications services	—	(1,861)	—	(1,861)

Total	$(119,110)	$(45,811)	$(190,146)	$(92,843)

Long-lived assets:
Equipment		$41,947
Telecommunications services		118,553

Total		$160,500

(10) Related Party Transactions

The Company has entered into various transition services agreements with Cincinnati Bell, a 3% owner of the Broadwing Communications, LLC, in which each party performs services on behalf of the other including certain billing, sales agency, carrier services, collocation, and administrative services. At June 30, 2003, amounts due between the parties were as follows:

Accounts receivable due from Cincinnati Bell	$3,328

Accounts payable due to Cincinnati Bell	$1,477

Cincinnati Bell represented $1.9 million or 8% of telecommunications services revenue for the three and six months ended June 30, 2003.

The Company has entered an agreement in which Cequel III, LLC, a St. Louis-based telecommunications and cable management firm and 1% owner of Broadwing Communications, LLC, will provide certain management services for $2.3 million annually. Management fees incurred to date total $0.1 million.

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

Overview

Corvis Corporations operates two distinct business segments within the telecommunications industry. Our equipment division designs, manufactures and sells high performance all-optical and electrical/optical communications systems that we believe accelerate carrier revenue opportunities and lower the overall cost of network ownership for carriers. Our telecommunications services division, managed within our Broadwing Communications, LLC subsidiary (“Broadwing”), provides data and voice communications services nationwide. Broadwing’s services are generally provided over its national optical network, which comprises approximately 18,700 route miles of fiber-optic transmission facilities.

Telecommunications Services

On June 13, 2003, Corvis Corporation invested approximately $92.9 million, including acquisition costs for a 96% ownership interest in Broadwing Communication Services, LLC, (“Broadwing”), which acquired most of the assets and certain of the liabilities of Broadwing Communications Services, Inc. Broadwing Communications Services, Inc. was an Austin, Texas based provider of data and voice communication services throughout the United States and one of our largest customers. Our consolidated results of operations include the results of Broadwing for the 17-day period after the acquisition date. The consolidated results of operations therefore are not comparable to prior or future quarters.

In addition, a significant portion of Broadwing Communication Services, Inc. is historical revenues were generated through indefeasible right-of-use-agreements (“IRU”), whereby the customer leases network capacity or dark fiber. The buyer of IRU services typically pays cash upon the execution of the contract and the associated revenue is deferred and then recognized as revenue over the life of the agreement. Prior to the acquisition, Broadwing Communications Services, Inc. revenues had declined as a result of the downturn within the telecommunications industry.

Broadwing provides both data and voice communications services to its large enterprise, mid-market and strategic service provider customers. These services consist primarily of long-haul data transmission, voice and Internet traffic over dedicated circuits connecting 137 cities nationwide over approximately 18,700 route miles of fiber-optic transmission facilities. Broadwing’s switched voice services are provided to both wholesale and retail customers.

We believe that Broadwing’s network and growth oriented strategy will enable Broadwing to compete effectively in the markets in which it operates. Broadwing’s optical network, capable of transmitting up to 800 Gbs per fiber pair, give customers the benefit of high quality, technologically advanced solutions allowing for rapid provisioning, highly flexible, and customized network solutions.

Corvis retains a 96% ownership interest in the Broadwing investment and appoints 4 of the 6 board members. Cequel III, LLC contributed approximately $0.9 million for a 1% ownership interest and appoints 2 of the 6 board members. Cincinnati Bell, previously the parent company of Broadwing Communications Services, Inc. retained a 3% non-voting equity interest in the joint venture. The joint venture will operate under the Broadwing Communications, LLC (“Broadwing”) name. The results of Broadwing have been included in the consolidated financial statements from the date of acquisition and represent our telecommunications services segment.

The Broadwing purchase price has been allocated to the assets and liabilities acquired on a preliminary basis using independent third party valuations and may change as additional information becomes available. The following table summarizes the preliminary purchase price allocation.

Current assets	$80,000
Property plant and equipment	92,936
Intangible assets	27,160
Other long-term assets	7,400

Total assets acquired	207,496

Current liabilities	95,695
Long-term liabilities	21,495

Total liabilities assumed	117,190
Minority interest	915

Purchase price	$89,391

As part of the acquisition, the Company reduced its warranty reserve for that portion associated with Broadwing.

Corvis Equipment

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

Starting in 2001 and continuing through 2003, conditions within the general economy and telecommunications sector have resulted in reduced capital expenditures by carriers and a reduced demand for telecommunications networking systems. These declines have had a severe adverse impact on our equipment revenue and results of operations. We cannot predict when or if market conditions will improve.

In response to these conditions, we have implemented a series of restructuring initiatives designed to decrease our business expenses and to conserve our resources. These actions included staff reductions, facility consolidations and the curtailment of certain discretionary spending. In addition, we entered into a multi-year manufacturing outsourcing agreement with Celestica, a world leader in electronics manufacturing services. Under the agreement, we have transitioned virtually all of our manufacturing capabilities to Celestica with the exception of final assembly, system integration and testing capabilities. These restructuring plans have been reflected in our results of operations in 2001, 2002 and the six months ended June 30, 2003. These plans are ongoing and will be reflected in our results of operations in the next quarter and beyond, as necessary.

We continue to focus on further developing our customer relationships. We have sold our products to the following six customers: Broadwing Communications Services, Inc., Wiltel Communications Group,

Inc., Qwest Communications Corporation, Telefonica de Espana S.A.U., France Telecom and the U.S. Federal Government.

In 2000, Broadwing agreed to purchase at least $200 million of our products and services as part of a multi-year purchase agreement. Since successfully completing field trials in July 2000, Broadwing has deployed a wide range of our optically optimized networking products, including our all-optical switch, to create a national all-optical network that has been in service for over two years. On June 13, 2003, Corvis Corporation purchased most of the assets and certain liabilities of Broadwing. As a result of this transaction, there will be no future equipment revenues from sales to Broadwing.

In 2001, Wiltel accepted a field trial system and agreed to purchase up to $300 million of our products and services as part of a multi-year purchase agreement. Firm commitments under the contract are limited to approximately $85.0 million, which must be purchased prior to December 31, 2003. Wiltel has deployed our switching and transport equipment in their national network, which is currently in service carrying commercial traffic. Purchase commitments totaling approximately $10.0 million remain under the Wiltel agreement, however, we are in discussions with Wiltel which could result in, among other things, reductions in this amount.

On April 22, 2002, we reached an agreement with Qwest Communications Corporation modifying the terms of our previous purchase agreement. Under the terms of the new agreement, Qwest agreed to purchase up to $150 million of our products and services over a multi-year period. Firm commitments remaining under the agreement are limited to $5.0 million, which must be purchased in 2003 subject to certain acceptance criteria.

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

In the third quarter of 2002, we created a wholly owned subsidiary, Corvis Government Solutions, Inc., to provide optical networking solutions and services to the U.S. Federal Government. During the third quarter, Corvis Government Solutions secured its first contract and purchase order from the U.S. Federal Government for a limited field trial, which was accepted in the first quarter of 2003. A limited number of additional purchase commitments from the U.S. Federal Government have been received and a significant amount of our future sales efforts will be focused on further developing this relationship.

Corvis is actively pursuing the Optical Transport System portion of the U.S. Government’s Defense Information Systems Agency’s (DISA) $862 million Global Information Grid-Bandwidth Expansion (“GIG-BE”) project. The GIG-BE project is a Department of Defense initiative, which involves the deployment of an all-optical network linking Department of Defense sites around the world using secure and dedicated links. The Optical Transport System portion includes both Ultra-Long Haul transport and integrated all-optical switching. GIG-BE will connect intelligence, command and operational locations with a secure high-bandwidth capability over a physically diverse, optically meshed network. We cannot predict if we will be selected as a vendor for any portion of this project or when selection will take place.

We have also entered into lab trials and discussions regarding laboratory and field trials with other carriers for our Corvis Optical Network and Corvis Optical Convergence Switch. We hope to enter into agreements for commercial deployment with new customers, however there can be no assurances that we will reach agreements to sell our products to these new customers.

Most of our customers, however, have met or are approaching contractual minimum purchase commitments and have reached the end of long-term service contracts. The amount of product and service revenues in 2003 and beyond will depend on the ability of existing customers to meet contractual commitments and our ability to meet customer requirements and expectations, as well as new contract wins. Given our historical declines in product sales and the current state of the telecommunications industry, the timing and extent of these sales cannot be predicted. As a result, revenues associated with the sale of equipment may remain at current or lower levels for the next quarter and beyond.

Critical Accounting Policies

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Some of these policies were adopted upon the Broadwing acquisition. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory obsolescence, asset impairment, revenue recognition, product warranty liabilities, allowance for doubtful accounts, and contingencies and litigation. We stated these accounting policies in the notes to our 2002 annual consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions and the variances could be material.

Revenue Recognition

Telecommunications Services. We recognize telecommunications services revenue as services are provided. Both switched voice and data, and Internet product, revenue are billed monthly in arrears, while the revenue is recognized as the services are provided. While customers are billed in advance for month-to-month broadband transport services, revenue is recognized as the services are provided. Indefeasible right-of-use, or IRU, agreements represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash and accounted for less than one percent of telecommunications services revenue since the acquisition date. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases us from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated.

Equipment sales and services. Revenue from equipment sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved. Customer contracts generally include extensive lab and field trial testing and some include other acceptance criteria.

Our equipment products can be installed by our customers, third party service providers or by us. Revenue from installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. To the extent customer contracts include both product sales and installation services, revenues are recognized based on their respective fair values. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each installation contract. Amounts received in excess of revenue recognized are included as deferred revenue in our condensed consolidated balance sheet. Revenue from annual maintenance agreements is recognized on a straight-line basis over the service period.

Equipment Warranty and Obsolescence Reserves

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

The majority of our historical warranty reserves were associated with our sales of equipment to Broadwing. As a result of our acquisition of most of the assets, certain of the liabilities of Broadwing, including those assets previously sold to Broadwing by us, we have reduced our warranty reserve for the portion associated with Broadwing, and will record the related cost as maintenance expense as incurred.

Allowance for Bad Debt

Telecommunications Services. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the estimate of the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of customers, and historical experience. If the financial condition of our customers were to deteriorate or other circumstances occur that result in an impairment of customers’ ability to make payments, additional allowances may be required.

Equipment sales and services. We have relied on a small number of customers for all of our equipment revenues. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. We monitor the financial conditions of our customers closely and have concluded that no allowance for bad debt is appropriate.

Asset Impairment and Other Charges

Reflecting continued unfavorable economic conditions and continued lack of expected equipment sales, our Board of Directors approved plans from 2001 through 2003 for the reduction of operations including the consolidation of facilities, reduction in the number of employees and the outsourcing of a majority of our manufacturing capabilities. These decisions, as well as reductions in projected sales and cash flows, have resulted in various asset impairment charges, which are based on estimated salvage values, recoverability estimates and estimated fair values. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change that would reduce the estimated recoverability of these assets, additional restructuring and impairment charges may be required.

Goodwill and Other Intangible Assets

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

Litigation

In July 2000, Ciena Corporation (“Ciena”) informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena’s patents relating to dense wavelength division multiplexing communications technologies. On March 5, 2001, a motion was granted allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In February 2003, jury trials were held on the issues of infringement and invalidity of the four patents. Our all-optical networking products were found not to infringe two of Ciena’s WDM patents. The jury did not reach a verdict on a third Ciena WDM patent, which is related to the two non-infringed WDM patents. Our inverse multiplexing transceiver product, which can be used along with our all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain our transmitters and receivers are operated in a WDM system was found by a jury to infringe the patent, upon which a verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, we filed a motion to certify the record for interlocutory appeal to the U.S. Federal Circuit Court of Appeals and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending.

While management believes that we will ultimately prevail, we cannot be certain that the interim jury verdicts of infringement will be overturned, or that infringement of other patents in the suit will not be found in later legal proceedings. We expect that Ciena will attempt to use the interim jury verdicts and the possibility of an injunction to disrupt our sales efforts and customer relationships. To the extent it is necessary, a trial to determine damages will be held following any appeals. Such appeals can take up to a year or more before final determination. Based on the current status of the litigation, we cannot reasonably predict the likelihood of any final outcome.

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

By order October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for the judge’s recusal. The judge denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of the judge in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants’ application for a writ of mandamus seeking the judge’s recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the IPO allocation actions, including the Corvis action. On May 23, 2002, a conference was held at which the court set a briefing schedule for the filing of motions to dismiss the amended complaints. On July 1, 2002, the underwriter defendants filed their motion to dismiss the amended complaints. On July 15, 2002, the issuer defendants filed their motion to dismiss the amended complaints. The judge heard oral arguments on the motions on November 1, 2002. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to Corvis, the Section 10(b) and Rule 10b-5 claims, alleging that Corvis participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. On June 26, 2003, the plaintiffs’ executive committee announced a proposed settlement between plaintiffs, on the one hand, and the issuer defendants and their respective officer and director defendants, including the Company and its named officers and directors, on the other. A memorandum of understanding to settle plaintiffs’ claims against the issuers and their directors and officers has been approved as to form by counsel for the issuers and the process of obtaining individual approval by each of the 309 issuer defendants, including us, is underway. The proposed settlement does not resolve plaintiffs’ claims against the underwriter defendants. The proposed settlement is also subject to approval by the district court. The principal components of the proposed settlement include (i) a release of all of plaintiffs’ claims against the issuer defendants and their officers and directors which have, or could have, been asserted in this litigation arising out of the conduct alleged in the amended complaints to be wrongful, (ii) the assignment by the issuers to the plaintiffs of certain potential claims against the underwriter defendants and the agreement by the issuers not to assert certain claims against the underwriter defendants, and (iii) an undertaking by the insurers of the issuer defendants to pay to plaintiffs the difference (the Recovery Deficit) between $1 billion and any lesser amount recovered from the underwriter defendants in this litigation. If recoveries in excess of $1 billion are obtained by plaintiffs from the underwriters, the insurers of the settling issuer defendants will owe no money to the plaintiffs. We cannot be certain that we will not be subject to additional claims in the future, including claims brought by the underwriter defendants still involved in the litigation.

We and our subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Results of Operations

Three months ended June 30, 2003 compared to three months ended June 29, 2002

Selected financial data (in thousands):

	Three Months Ended
	June 29, 2002	June 30, 2003
Revenues:
Telecommunications services	$—	$26,697
Equipment sales and services	3,022	320

Total	3,022	27,017

Cost of revenue:
Telecommunications services	—	18,035
Equipment sales and services	2,233	91
Inventory write-downs	1,738	3,337

Total	3,971	21,463

Gross profit (loss)	$(949)	$5,554

Revenue. Revenue increased to $27.0 million for the three months ended June 30, 2003 from $3.0 million for the three months ended June 29, 2002 principally due to the inclusion of $26.7 million of Broadwing telecommunications services revenue earned after the June 13, 2003 acquisition date.

Telecommunications Services Revenue. Telecommunications services revenues totaled $26.7 million for the three months ended June 30, 2003 reflecting 17 days of Broadwing operations. Telecommunications services revenues were derived from three major markets. The National Accounts market represented revenues of $4.9 million. Sales teams for this market focus on providing complex data and network applications to Fortune 2000, Global 500 and Private 250 companies. The Strategic Service Provider market represented revenue of $11.2 million. Sales teams for this market focus on Top 150 opportunities among the strongest carrier survivors in the industry, including incumbent local exchange carriers (“ILEC’s”), interexchange carriers (“IXC’s”), other carriers and wireless providers. The Mid Market Enterprises market represented $10.6 million. Sales teams in this market focus on geographic markets where Broadwing can bring compelling offers and value-added services to small to mid-sized businesses as well as consumers.

Equipment Sales and Services Revenues. Equipment revenue decreased to $0.3 million for the three months ended June 30, 2003 from $3.0 million for the three months ended June 29, 2002 reflecting a continued decrease in the volume of equipment sales. Most of our customers have met or are approaching contractual minimum purchase commitments and have reached the end of long-term service contracts. A significant portion of our future revenue will therefore depend on the amount and timing of new firm order commitments from existing customers, as well as new contract wins. Given our historical declines in product sales and the current state of the telecommunications industry, the timing and extent of these revenues cannot be predicted. As a result, revenues associated with the sale of our products and services may remain at current or lower levels for the next quarter and beyond.

Cost of Revenues. Cost of revenues increased to $21.5 million for the three months ended June 30, 2003 from $4.0 million for the three months ended June 29, 2002 principally due to the inclusion of approximately $18.0 million for Broadwing telecommunications services costs of revenue incurred after the June 13, 2003 acquisition date.

Telecommunications Services Cost of Revenue. Telecommunications services cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Telecommunications services cost of revenue totaled $18.0 million for the three months ended June 30, 2003 reflecting 17 days of operations.

Equipment Sales and Services Cost of Revenue. Equipment costs of revenue decreased to $3.4 million for the three months ended June 30, 2003 from $4.0 million for the three months ended June 29, 2002. Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. As a result of discontinued product lines under our restructuring plans and excess inventories due to reduced capital expenditures by telecommunication carriers, we recorded inventory impairment charges as a cost of revenue totaling $3.3 million during the second quarter of 2003 and $1.7 million during the second quarter of 2002.

Gross Profit (loss). Gross profit (loss) increased to $5.6 million for the three months ended June 30, 2003 from $(0.9) million for the three months ended June 29, 2002. Changes in Gross profit principally related to the inclusion of telecommunications services revenue and costs of revenue recorded after the June 13, 2003 Broadwing acquisition date.

Telecommunications Services Gross Profit. Telecommunications services contributed $8.6 million of gross profit or a 32% gross margin for the 17-day period after the acquisition date. We expect gross margin to remain consistent in future periods.

Equipment Sales and Services Revenue Gross Profit (loss). Equipment revenue generated gross losses of $3.1 million for the three months ended June 30, 2003 and $0.9 million for the three months ended June 29 2002. Negative gross margins were the result of inventory write-downs and other charges of approximately $3.3 million for three-month period ended June 30, 2003 and $1.7 million for the three-month period ended June 29, 2002. Excluding inventory write-downs and other charges, gross margin was 72% for the three months ended June 30, 2003 and 26% for the three months ended June 29, 2002. The increase in gross margin is the result of changes in the mix of products sold. Gross margin will likely decrease as the mix of products returns to historical levels. Due to the current competitive and economic environment, gross margins may decrease even further as we are required to reduce pricing on future products and services sold. In addition, if sales volumes continue at current or lower levels, decreases in production volumes will result in decreased or negative gross margins as a result of an inability to recover fixed manufacturing costs.

Research and Development Expense, Excluding Equity-Based Expense. Research and development expense, excluding equity-based expense, consists primarily of personnel, material, laboratory and facilities costs related to the design of our hardware and software equipment products. All costs related to product development, both hardware and software, are recorded as expenses in the period in which they are incurred. Due to the timing and nature of the expenses associated with research and development, significant quarterly fluctuations may result.

Research and development expenses, excluding equity-based expense, decreased to $12.1 million for the three months ended June 30, 2003 from $25.8 million for the three months ended June 29, 2002. The decrease in expense was primarily attributable to the effect of cost saving initiatives including staff reductions, facilities and equipment consolidation and the curtailment of certain discretionary spending. We expect research and development expense to continue at or below current levels.

Sales, General & Administrative, Excluding Equity-Based Expense. Sales, general & administrative expense, excluding equity-based expense, consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales and administrative support functions. In addition, sales, general and administrative charges include laboratory trial systems provided to equipment customers and trade shows.

Sales, general and administrative expense, excluding equity-based expense, decreased to $20.6 million for the three months ended June 30, 2003 from $23.9 million for the three months ended June 29, 2002. The decrease in expenses was primarily attributable to staff reductions, decreases in promotional and trade show activities and a reduction in laboratory systems provided to current and potential customers. These reductions were offset by the inclusion of approximately $8.9 million of sales, general and administrative expenses related to Broadwing since the acquisition date. We expect sales, general and administrative expense to increase as Broadwing expenses are included in the consolidated financial results.

Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value.

Equity-based expense related to research and development and sales, general and administrative functions for the three months ended June 30, 2003 decreased to $5.4 million from $17.0 million for the three months ended June 29, 2002. The decrease in equity-based compensation resulted from a decrease in employee headcount. In June 2003, the Company granted a number of employee incentive stock options with exercise prices below fair value. As a result, we expect these expenses to increase in the coming quarters.

Depreciation expense. Depreciation expense decreased to $6.5 million for the three-month period ending June 30, 2003 from $8.5 million for the three-month period ending June 29, 2002. This decrease is primarily due to a $107.7 million write-down of Corvis property plant and equipment recorded in the fourth quarter of 2002. This decrease was offset, in part, by the inclusion of approximately $1.4 million in depreciation related to assets acquired in our Broadwing acquisition. We expect these expenses to increase, as a full quarter of Broadwing expenses are included in the consolidated financial results.

Amortization of Intangible Assets. Amortization of intangible assets expenses decreased to $2.0 million for the three months ended June 30, 2003 from $4.3 million for the three months ended June 29, 2002. We record amortization expense associated with certain intangible assets with finite useful lives, such as acquired patent rights and intellectual property licenses. In the fourth quarter of 2002, as required under SFAS 142, “Goodwill and Other Intangible Assets,” we recorded a $17.5 million impairment loss associated with related intangible assets resulting in decreased amortization expense beginning in the first quarter of 2003. This decrease was offset, in part, by the inclusion of approximately $0.2 million in amortization related to intangible assets acquired in our Broadwing acquisition. We expect these expenses to increase, as Broadwing expenses are included in the consolidated financial results.

Restructuring and related charges. Starting in 2001 and continuing in 2003, we have developed and implemented restructuring initiatives designed to reduce operating expenses and to address reductions in product sales. In addition, we are continually evaluating the recoverability of our inventory and long-lived assets in light of these initiatives and the projected economic and operating environment. As a result, we recorded the following charges (in thousands):

	Three Months Ended
	June 29, 2002	June 30, 2003
Product cost of sales charges—inventory-write downs and other	$1,740	$3,337

Restructuring, impairment and other charges:
Work force reductions	4,232	7,285
Asset impairment, facilities and other charges	(2,480)	512

Total restructuring, impairment and other charges	1,752	7,797

Impairment of investments	4,771	—

Total restructuring and related charges	$8,263	$11,134

Product cost of sales charges—Inventory-write-downs and other. We write-down our inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. As a result of declines in spending by telecommunications carriers, we recorded inventory write-downs in the three months ended June 30, 2003 and June 29, 2002 of $3.3 million and $1.7 million, respectively.

Work force reductions. During the three months ended June 30, 2003 and June 29, 2002, we implemented certain company-wide work force reduction programs that resulted in charges of $7.3 million for the three-month period ended June 30, 2003 and $4.2 million for the three-month period ended June 29, 2002. These programs included the closure of our French operations. Total headcount as of June 30, 2003 was 1,428, including 1,059 Broadwing employees.

Asset impairment, facilities and other charges. We are continuing to reduce our operating costs through the shut down of facilities and the early terminations of real estate and equipment lease agreements. In addition, we continue to monitor the recoverability of our long-lived assets based on changes in our business. Total impairment and facility shutdown charges were approximately $0.5 million in the three-month period ended June 30, 2003 and $(2.5) million in three-month period ended June 29, 2002. Charges in 2002 included $3.0 million in reductions to prior period accruals. These activities are continuing and will result in additional charges during the third quarter of 2003 and beyond.

Impairment of investments. During the three months ending June 29, 2002,we recorded charges, within interest and other income (expense), net, of $4.8 million for the permanent impairment in the value of non-controlling equity investments. No similar charges were recorded in the 2003.

Interest Income (Expense), Net. Interest income, net of interest expense, increased to $3.0 million for the three months ended June 30, 2003 from ($2.3) million of net interest income for the three months ended June 29, 2002. During the second quarter of 2002, we recorded charges of approximately $4.8 million related to the write-down of strategic non-controlling equity investments. No similar charges were taken in 2003. Excluding these charges, interest and other income increased by $0.5 million.

Six months ended June 30, 2003 compared to six months ended June 29, 2002

Selected financial data (in thousands):

	Six Months Ended
	June 29, 2002	June 30, 2003
Revenues:
Telecommunications services	$—	$26,697
Equipment sales and services	11,739	1,837

Total	11,739	28,534

Cost of revenues:
Telecommunications services	—	18,035
Equipment sales and services	8,722	1,252
Inventory write-downs	6,046	3,338

Total	14,768	22,625

Gross profit (loss)	$(3,029)	$5,909

Revenue. Revenue increased to $28.5 million for the six months ended June 30, 2003 from $11.7 million for the six months ended June 29, 2002 principally due to the inclusion of $26.7 million of Broadwing telecommunications services revenue earned after the June 13, 2003 acquisition date.

Telecommunications Services Revenue. Telecommunications services revenues totaled $26.7 million for the six months ended June 30, 2003 reflecting 17 days of Broadwing operations. Telecommunications services revenues were derived from six major markets. The National Accounts market represented revenues of $4.9 million. Sales teams for this market focus on providing complex data and network applications to Fortune 2000, Global 500 and Private 250 companies. The Strategic Service Provider market represented revenue of $11.2 million. Sales teams for this market focus on Top 150 opportunities among the strongest carrier survivors in the industry, including ILEC’s, IXC’s, other carriers and wireless providers. The Mid Market Enterprises market represented $10.6 million. Sales teams in this market focus on geographic markets where Broadwing can bring compelling offers and value-added services to small to mid-sized businesses as well as consumers.

Equipment Sales and Services Revenues. Equipment revenue decreased to $1.9 million for the six months ended June 30, 2003 from $11.7 million for the six months ended June 29, 2002 reflecting a continued decrease in the volume of equipment sales. Most of our customers have met or are approaching contractual minimum purchase commitments and have reached the end of long-term service contracts. A significant portion of our future revenue will therefore depend on the amount and timing of new firm order commitments from existing customers, as well as new contract wins. Given our historical declines in product sales and the current state of the telecommunications industry, the timing and extent of these revenues cannot be predicted. As a result, revenues associated with the sale of our products and services may remain at current or lower levels for the next quarter and beyond.

Cost of Revenues. Cost of Revenues increased to $22.6 million for the six months ended June 30, 2003 from $14.8 million for the six months ended June 29, 2002 principally due to the inclusion of $18.0 million for Broadwing telecommunications services costs of revenue incurred after the June 13, 2003 acquisition date.

Telecommunications Services Cost of Revenue. Telecommunications services cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Telecommunications services cost of revenue totaled $18.0 million for the six months ended June 30, 2003 reflecting 17 days of operations.

Equipment Sales and Services Cost of Revenue. Equipment costs of revenue decreased to $4.6 million for the six months ended June 30, 2003 from $14.8 million for the six months ended June 29, 2002. Equipment cost of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. As a result of discontinued product lines under our restructuring plans and excess inventories due to reduced capital expenditures by telecommunication carriers we recorded inventory impairment charges as a cost of revenue totaling $3.3 million during the first six months of 2003 and $6.0 million during the first six months of 2002.

Gross Profit (loss). Gross profit (loss) increased to $5.9 million for the six months ended June 30, 2003 from $(3.0) million for the six months ended June 29, 2002. Changes in gross profit principally related to the inclusion of telecommunications services revenue and costs of revenue recorded after the June 13, 2003 Broadwing acquisition date.

Telecommunications Services Gross Profit. Telecommunications services contributed $8.6 million of gross profit or a 32% gross margin for the 17-day period after the acquisition date. We expect gross margin to remain consistent in future periods.

Equipment Sales and Services Revenue Gross Profit (loss). Equipment revenue generated negative gross profits of $2.7 million for the six months ended June 30, 2003 and $3.0 million for the six months ended June 29 2002. Negative gross margins were the result of inventory write-downs and other charges of approximately $3.3 million for the six-month period ended June 30, 2003 and $6.0 million for the six-month period ended June 29 2002. Excluding inventory write-downs and other charges, gross margin was 32% for the six months ending June 30, 2003 and 26% for the six months ending June 29, 2002. The increase in adjusted gross margin is the result of changes in the mix of products sold. Gross margin will likely decrease as the mix of products returns to historical levels. Due to the current competitive and economic environment, gross margins may decrease even further as we are required to reduce pricing on future products and services sold. In addition, if sales volumes continue at current or lower levels, decreases in production volumes will result in decreased or negative gross margins as a result of an inability to recover fixed manufacturing costs.

Research and Development Expense, Excluding Equity-Based Expense. Research and development expense, excluding equity-based expense, consists primarily of personnel, material, laboratory and facilities costs related to the design of our hardware and software equipment products. All costs related to product development, both hardware and software, are recorded as expenses in the period in which they are incurred. Due to the timing and nature of the expenses associated with research and development, significant quarterly fluctuations may result.

Research and development expenses, excluding equity-based expense, decreased to $32.1 million for the six months ended June 30, 2003 from $48.0 million for the six months ended June 29, 2002. The decrease in expense was primarily attributable to the effect of cost saving initiatives including staff reductions, facilities and equipment consolidation and the curtailment of certain discretionary spending. We expect research and development expense to continue at or below current levels.

Sales, General & Administrative, Excluding Equity-Based Expense. Sales, general & administrative expense, excluding equity-based expense, consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales and administrative functions. In addition, sales, general and administrative charges include laboratory trial systems provided to equipment customers and trade shows.

Sales, general and administrative expense, excluding equity-based expense, decreased to $32.3 million for the six months ended June 30, 2003 from $39.9 million for the six months ended June 29, 2002. The decrease in expenses was primarily attributable to staff reductions, decreases in promotional and trade show activities and a reduction in laboratory systems provided to current and potential customers. These reductions were offset by the inclusion of approximately $8.9 million of sales, general and administrative expenses related to Broadwing since the acquisition date. We expect sales, general and administrative expense to increase, as Broadwing expenses are included in the consolidated financial results.

Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value.

Equity-based expense related to research and development and sales, general and administrative functions for the six months ended June 30, 2003 decreased to $10.7 million from $37.0 million for the six months ended June 29, 2002. The decrease in equity-based compensation resulted from a decrease in employee headcount. In June 2003, the Company granted a number of employee incentive stock options with exercise prices below fair value. As a result, we expect these expenses to increase in the coming quarters.

Depreciation expense. Depreciation expense decreased to $13.1 million for the six-month period ending June 30, 2003 from $16.6 million for the six-month period ending June 29, 2002. This decrease is primarily due to a $107.7 million write-down of Corvis property plant and equipment recorded in the fourth quarter of 2002. This decrease was offset, in part, by the inclusion of approximately $1.4 million in depreciation related to assets acquired in our Broadwing acquisition. We expect these expenses to increase, as a full quarter of Broadwing expenses are included in the consolidated financial results.

Amortization of Intangible Assets. Amortization of intangible assets expenses decreased to $3.8 million for the six months ended June 30, 2003 from $7.2 million for the six months ended June 29, 2002. We record amortization expense associated with certain intangible assets with finite useful lives, such as acquired patent rights and intellectual property licenses. In the fourth quarter of 2002, as required under SFAS 142, “Goodwill and Other Intangible Assets,” we recorded a $17.5 million impairment loss associated with related intangible assets resulting in decreased amortization expense beginning in the first quarter of 2003. This decrease was offset, in part, by the inclusion of approximately $0.2 million in amortization related to intangible assets acquired in our Broadwing acquisition. We expect these expenses to increase, as a full quarter of Broadwing expenses are included in the consolidated financial results.

Restructuring and related charges. Starting in 2001 and continuing in 2003, we have developed and implemented restructuring initiatives designed to reduce operating expenses and to address reductions in product sales. In addition, we are continually evaluating the recoverability of our inventory and long-lived assets in light of these initiatives and the projected economic and operating environment. As a result, we recorded the following charges (in thousands):

	Six Months Ended
	June 29, 2002	June 30, 2003
Product cost of sales charges—inventory-write downs and other	$6,048	$3,338

Restructuring, impairment and other charges:
Work force reductions	6,831	10,334
Asset impairment, facilities and other charges	(2,480)	1,247

Total restructuring, impairment and other charges	4,351	11,581

Impairment of investments	4,771	—

Total restructuring and related charges	$15,170	$14,919

Product cost of sales charges—Inventory-write-downs and other. We write-down our inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. As a result of declines in spending by telecommunications carriers, we recorded inventory write-downs in the six months ended June 30, 2003 of $3.3 million and in the six months ended June 29, 2002 of $6.0 million.

Work force reductions. During the six months ended June 30, 2003 and June 29, 2002, we implemented certain company-wide work force reduction programs that resulted in charges of $10.3 million in the six month period ended June 30, 2003 and $6.8 million in six-month period ended June 29, 2002. These programs included the closure of our French operations. Total headcount as of June 30, 2003 was 1,428, including 1,059 Broadwing employees.

Asset impairment, facilities and other charges. We are continuing to reduce our operating costs through the shut down of facilities and the early terminations of real estate and equipment lease agreements. In addition, we continue to monitor the recoverability of our long-lived assets based on changes in our business. Total impairment and facility shutdown charges were approximately $1.2 million in the six-month period ended June 30, 2003 and $(2.5) million in six-month period ended June 29, 2002. Charges in 2002 included $3.0 million in reductions to prior period restructuring accruals. These activities are continuing and will result in additional charges during the third quarter of 2003 and beyond.

Impairment of investments. During the three-months ending June 29, 2002, we recorded charges, within interest and other income, net, of $4.8 million for the permanent impairment in the value of non-controlling equity investments. No similar charges were recorded in the 2003.

Interest Income (Expense), Net. Interest income, net of interest expense, increased to $4.8 million for the six months ended June 30, 2003 from $0.5 million of net interest income for the six months ended June 29, 2002. During 2002, we recorded charges of approximately $4.8 million related to the write-down of strategic non-controlling equity investments. No similar charges were taken in 2003. Excluding these charges, interest and other income, net decreased by $0.5 million.

Liquidity and Capital Resources

Since inception through June 30, 2003, we have financed our operations, capital expenditures and working capital primarily through public and private sales of our capital stock and borrowings under credit and lease facilities. At June 30, 2003, our cash and cash equivalents and investments totaled $323.6 million. In June 2003, we invested approximately $92.9 million, including acquisition costs, for a 96% ownership in Broadwing, which acquired most of the assets and certain of the liabilities of Broadwing Communications Services, Inc. In addition, as part of the acquisition, we have agreed to invest at least an additional $50.0 million in Broadwing by December 31, 2003 to support Broadwing working capital needs. Any additional working capital needs will depend on the financial performance of Broadwing subsequent to the acquisition.

Net cash used in operating activities was $80.6 million for the six months ended June 30, 2003 and $67.0 million for the six months ended June 29, 2002. Cash used in operating activities for the six months ended June 30, 2003 was primarily attributable to a net loss of $92.8 million and changes in operating assets and liabilities of $20.3 million, offset in part by non-cash charges including depreciation and amortization of $16.8 million, equity-based expense of $10.7 million, and certain non-cash restructuring charges of $4.9 million.

Cash used in operating activities for the six months ended June 29, 2002 was primarily attributable to a net loss of $190.1 million, offset in part by non-cash charges including depreciation and amortization of $24.7 million, equity-based expense of $37.0 million and purchased research, expense of $34.6 million associated with our acquisition of Dorsal Networks in May 2002 and certain non-cash restructuring charges of $10.5 million. Cash flows from operating activities were offset by changes in operating assets of $16.4 million.

Net cash used in investing activities for the six months ended June 30, 2003 was $84.2 million and net cash used in investing activity for the six months ended June 29, 2002 was $28.1 million. The increase in net cash used in investing activities was for the six months ended June 30, 2003 primarily attributable to the $92.9 million acquisition of most of the assets and certain liabilities of Broadwing Communications, Inc., offset in part by net sales of short and long-term investments.

Net cash used in financing activities for the six months ended June 30, 2003 was $7.3 million, primarily attributable to treasury stock purchases and the repayment of certain capital leases, offset in part by proceeds from the exercise of employee stock options. Net cash used in financing activities for the six months ended June 29, 2002 was $2.2 million, primarily attributable to the repayment of principal on notes and capital leases.

As of June 30, 2003, long-term restricted cash totaled $3.1 million associated with outstanding irrevocable letters of credit relating to lease obligations for various manufacturing and office facilities and other business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each respective lease term or agreement term.

On October 24, 2002, we announced that our Board of Directors had authorized a share repurchase program under which we can acquire up to $25.0 million of our common stock in the open market. At June 30, 2003, 12,281,900 shares had been purchased under the plan for a total of $9.5 million. The purchases will be executed at times and prices considered appropriate by us during the next two years. The share repurchase program may be suspended at any time and from time-to-time without prior notice. The repurchase program will be funded using our existing cash balances and the repurchased shares may be used for corporate purposes in compliance with applicable law.

We believe that our current cash and cash equivalents, investments and cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements beyond at least the next twelve months.

If cash on hand and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. To the extent that we raise additional capital through the sale of equity or debt securities, the issuance of such securities could result in dilution to our existing shareholders. If additional funds are raised through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results. Increasingly, as a result of the financial demands of major network deployments, carriers are looking to their suppliers for financing assistance. From time to time, we may provide or commit to extend credit or credit support to our customers, as we consider appropriate in the course of our business.

In addition to the risks identified in our annual report on Form 10-K for the year ended December 28, 2002, our results of operations and financial position in future periods may be affected by the following factors.

Risks Related to Broadwing’s Business and the Broadwing Acquisition

Network Utilization is Dependent on Maintaining Rights-of-Way and Permits

The utilization of Broadwing’s network depends on maintaining rights-of-way and required permits from railroads, utilities, government authorities and third-party landlords on satisfactory terms and conditions. Broadwing cannot guarantee that it will be able to maintain all of the existing rights and permits. Although Broadwing expects to maintain and renew its existing agreements, the loss of a substantial number of existing rights and permits could have a material adverse impact on our business, financial condition and results of operations. For portions of Broadwing’s network that it leases or purchases use rights from third parties, Broadwing must rely on such third parties’ maintenance of all necessary rights-of-way and permits. Some agreements that Broadwing may rely on to use portions of other companies’ networks could be terminated if associated rights-of-way were terminated.

Significant Capital Expenditures Will be Required to Maintain Broadwing’s Network

Broadwing could incur significant capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact its business. If Broadwing fails to adequately maintain its networks to meet customer needs there could be a material adverse impact on our business, financial condition and results of operations.

Regulatory Initiatives May Impact Broadwing’s Profitability

Broadwing is subject to regulatory oversight of varying degrees at the state and federal levels. Regulatory initiatives that would put Broadwing at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flow. This could compromise Broadwing’s ability to maintain its national optical network, which could have a material adverse effect on our business, financial condition and results of operations.

Broadwing Relies, in Part, on Portions of Competitor’s Networks

Broadwing uses network resources owned by other companies for portions of its network. Broadwing obtains the right to use such network portions through operating leases and IRU agreements in which Broadwing pays for the right to use such other companies’ fiber assets and through agreements in which Broadwing exchanges the use of portions of its network for the use of portions of such other companies’ networks. In several of those agreements, the counter party is responsible for network maintenance and repair. If a counter party to a lease, IRU or an exchange suffers financial distress or bankruptcy, Broadwing may not be able to enforce its rights to use such network assets or, even if Broadwing could continue to use such network assets, it could incur material expenses related to their maintenance and repair. Broadwing also could incur material expenses if it were required to locate alternative network assets. Broadwing may not be successful in obtaining reasonable alternative network assets if needed. Failure to obtain usage of alternative network assets, if necessary, could have a material adverse impact on our business, financial condition and results of operations.

Broadwing’s Success Depends on the Introduction of New Products and Services

Broadwing’s success depends on being able to anticipate the needs of current and future enterprise and carrier customers. Broadwing seeks to meet these needs through new product introductions, service quality and technological superiority. Failure of Broadwing to anticipate the needs of these customers and to introduce the new products and services necessary to attract or retain these customers could have a material adverse impact on our business, financial condition and results of operations.

Continuing Softness in the Economy is Having a Disproportionate Effect in the Telecommunications Industry

Beginning in 2001, the business environment for the telecommunications industry deteriorated significantly and rapidly and remains weak. This was primarily due to: the general weakness of the U.S. economy, which was exacerbated by the events of September 11, 2001, and concerns regarding terrorism; pressure on prices for broadband services due to substantial excess fiber capacity in most markets; and forecasted demand for broadband services not being realized as a result of the state of the economy, the bankruptcy or liquidation of a substantial number of Internet companies and financial difficulties experienced by many telecommunications customers. Broadwing expects these trends to continue, including reduced business from financially troubled customers and downward pressure on prices due to reduced demand and overcapacity. If these trends continue, there could be a material adverse impact on our business, financial condition and results of operations.

A Significant Portion of Broadwing’s Revenue is Derived From Telecommunications Carriers

Revenue from Broadwing’s ten largest customers accounted for approximately 24% of total revenue since the acquisition. One of these ten largest customers representing 2% of Broadwing revenues are in Chapter 11 bankruptcy proceedings. In addition, a significant portion of Broadband’s revenue is derived from telecommunications carriers. Revenue from telecommunications carriers accounted for 41% of total revenue since the acquisition date. Most of Broadwing’s arrangements with large customers do not provide Broadwing with guarantees that customer usage will be maintained at current levels. Industry pressures have caused telecommunications carriers to look aggressively for ways to cut costs which has resulted in reduced demand and reduced prices. In addition, construction of their own facilities by certain Broadwing’s customers, construction of additional facilities by competitors or further consolidation in the telecommunications industry involving Broadwing’s customers could lead such customers to reduce or cease their use of Broadwing’s network. To the extent these large customers cease to employ Broadwing’s network to deliver their services, or cannot pay outstanding accounts receivable balances, we could experience a material adverse impact on our business, financial condition and results of operations.

Broadwing is Dependent on Limited Sources of Supply for Certain Key Network Components

Where possible and practical, Broadwing utilizes commercially available technologies and products from a variety of vendors. There can be no assurance that Broadwing will be able to obtain such equipment from these vendors in the future. If Broadwing cannot obtain adequate replacement equipment or service, or an acceptable alternate vendor, we could experience a material adverse impact on its business, financial condition and results of operations.

Network Failure and Transmission Delays and Errors Could Expose Broadwing to Potential Liability

Broadwing’s network utilizes a variety of communication equipment, software, operating protocols and components of others’ networks for the high-speed transmission of data and voice traffic among various locations. Such equipment, software and physical locations could malfunction, suffer physical damage or otherwise become impaired. Broadwing is held to high quality and delivery standards in its customer contracts. Network failures or delays in data delivery could cause service interruptions resulting in losses to Broadwing’s customers. Failures or delays could expose Broadwing to claims by its customers that could have a material impact on our financial condition and operating results.

Increased Competition Could Affect Profitability and Cash Flow

There is substantial competition in the telecommunications industry. Competition may intensify due to the efforts of existing competitors to address difficult market conditions through reduced pricing, bundled offerings or otherwise, as well as a result of the entrance of new competitors and the development of new technologies, products and services. Price competition has been intense and may further intensify. If Broadwing cannot offer reliable, value-added services on a price competitive basis in any of its markets, it could be adversely impacted by competitive forces. In addition, if Broadwing does not keep pace with technological advances or fails to respond timely to changes in competitive factors in the industry, it could lose market share or experience a decline in its revenue and profit margins.

Broadwing faces significant competition from companies such as AT&T Corp., MCI, Sprint Corporation, Level 3 Communications, Inc., Qwest Communications International Inc., and several emerging and recapitalized competitors. The significant capacity of these competitors could result in decreasing prices even if the demand for higher-bandwidth services increases. In addition, some competitors are experiencing financial difficulties or are in bankruptcy reorganization. Competitors in financial distress or competitors emerging from bankruptcy with lower cost capital structures and substantial excess fiber capacity in most markets, and forecasted demand for broadband services not being realized as a result of the state of the economic and financial difficulties experienced by many telecommunications carriers’ could exacerbate downward pricing pressure in the telecommunications industry.

The effect of the foregoing competition could have a material adverse impact on our businesses, financial condition and results of operations. This could result in increased reliance on borrowed funds and could adversely impact Broadwing’s ability to maintain its optical network.

Risk Related to the Broadwing Transaction

We may not realize any benefits from the transaction

We entered into the asset purchase agreement with the expectation that the acquisition will result in certain benefits to us, including:

•	significantly broadening our business opportunities;

•	positioning us as an integrated provider of next-generation optical networking solutions and communications services;

•	leveraging both companies’ resources to provide opportunities to increase market penetration and revenue growth;

•	taking advantage of an attractive market opportunity in light of the current competitive landscape; and

•	having greater capacity to respond to competition, market demands and technological change.

Achieving the benefits of the transaction will depend in part on the successful management of our and Broadwing’s operations in a timely and efficient manner. To the extent that certain business functions will be integrated, such integration will be a complex and time-consuming process. In addition, the transaction is likely to divert the attention of management and could negatively affect each business’ ability to operate and retain key employees. We cannot assure you that the operations of the companies can be, or will be, successfully integrated or that any of the anticipated benefits will be realized, and the failure to do so could have a material adverse effect on our business and common stock price.

Acquisition related accounting charges may delay and reduce our profitability.

We will account for the acquisition under the “purchase” method of accounting. Under the purchase method, the purchase price of the assets of the Broadwing business will be allocated to identifiable assets and liabilities acquired with any excess being treated as goodwill. As a result, the transaction will generate certain intangible assets of approximately $27.2 million, which will be amortized over varying periods of time.

The market price of our common stock may decline as a result of the transaction

The market price of our common stock may decline as a result of the transaction if:

•	the integration of Corvis and Broadwing, to the extent that such integration occurs, is unsuccessful or takes longer than expected;

•	the perceived benefits of the transaction are not achieved as rapidly or to the extent anticipated by financial analysts or investors; or

•	the effect of the transaction on our financial results is not consistent with the expectations of financial analysts or investors.

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

Interest Rate Sensitivity

We maintain a portfolio of cash, cash equivalents and short and long-term investments in a variety of securities including: commercial paper, certificates of deposit, money market funds and government and non-government debt securities. Substantially all amounts are in money market funds as well as high grade, short-term commercial paper and certificates of deposit, the value of which is generally not subject to interest rate changes. We believe that a 10% increase or decline in interest rates would not be material to our investment income or cash flows. Our long-term debt obligations bear fixed interest rates. However, our long-term debt and capital lease obligations total only $5.4 million, and, therefore, we do not consider the impact of any general interest rate changes to be significant.

Foreign Rate Sensitivity

We primarily operate in the United States; however, we have expanded operations to include research and development and sales offices in various European countries. As a result, we may have sales in foreign currencies exposing us to foreign currency rate fluctuations. For the six months ended June 30, 2003, we recorded limited sales in a foreign currency. We are exposed to the impact of foreign currency changes, associated with the Euro, for our European subsidiaries’ financial instruments, which are limited to cash and cash equivalents and trade receivables. At June 30, 2003, our European subsidiaries maintained cash and cash equivalents of approximately 6.1 million Euros primarily reserved for our overseas restructuring obligations. We believe that a 10% increase or decline in the Euro exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

Item 4. Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a–15 of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”) with the Securities and Exchange Commission. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no changes in our internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

By letter dated July 10, 2000, Ciena Corporation (“Ciena”) informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In February 2003, jury trials were held on the issues of infringement and invalidity of the remaining four patents. Ours all-optical networking products were found by a jury not to infringe two of Ciena’s WDM patents. The jury did not reach a verdict on a third Ciena WDM patent, which is related to the two non-infringed WDM patents. Our inverse multiplexing transceiver product, which can be used along with our all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain of our transmitters and receivers are operated in a WDM system was found by a jury to infringe the patent, upon which a verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, we filed a motion to certify the record for interlocutory appeal to the U.S. Federal Circuit Court of Appeals and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending.

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

A final adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by us, or could include terms in addition to payments, such as an injunction preventing the sale of infringing products and/or a redesign of some of our products, which could have a material adverse effect on our business, financial condition or results of operations. While management believes that we will ultimately prevail, we cannot be certain that the interim jury verdicts of infringement will be overturned, or that infringement of other patents in the suit will not be found in later legal proceedings. We expect that Ciena will attempt to use the interim jury verdicts and the possibility of an injunction to disrupt our sales efforts and customer relationships. To the extent it is necessary, a trial to determine damages will be held following any appeals. Such appeals can take up to a year or more before final determination.

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

By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for Judge Scheindlin’s recusal. Judge Scheindlin denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of Judge Scheindlin in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants’ application for a writ of mandamus seeking Judge Scheindlin’s recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the actions, including the Corvis action. On May 23, 2002, a conference was held at which the court set a briefing schedule for the filing of motions to dismiss the amended complaints. On July 1, 2002, the underwriter defendants filed their motion to dismiss the amended complaints. On July 15, 2002, the issuer defendants filed their motion to dismiss the amended complaints. The judge heard oral arguments on the motions on November 1, 2002. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to Corvis, the Section 10(b) and Rule 10b-5 claims, alleging that Corvis participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. On June 26, 2003, the plaintiffs’ executive committee announced a proposed settlement between plaintiffs, on the one hand, and the issuer defendants and their respective officer and director defendants, including the Company and its named officers and directors, on the other. A memorandum of understanding to settle plaintiffs’ claims against the issuers and their directors and officers has been approved as to form by counsel for the issuers and the process of obtaining individual approval by each of the 309 issuer defendants, including the Company, is now underway. The proposed settlement does not resolve plaintiffs’ claims against the underwriter defendants. The proposed settlement is also subject to approval by the district court. The principal components of the proposed settlement include (i) a release of all of plaintiffs’ claims against the issuer defendants and their officers and directors which have, or could have, been asserted in this litigation arising out of the conduct alleged in the amended complaints to be wrongful, (ii) the assignment by the issuers to the plaintiffs of certain potential claims against the underwriter defendants and the agreement by the issuers not to assert certain claims against the underwriter defendants, and (iii) an undertaking by the insurers of the issuer defendants to pay to plaintiffs the difference (the Recovery Deficit) between $1 billion and any lesser amount recovered from the underwriter defendants in this litigation. If recoveries in excess of $1 billion are obtained by plaintiffs from the underwriters, the insurers of the settling issuer defendants will owe no money to the plaintiffs. We cannot be certain that we will not be subject to additional claims in the future, including claims brought by the underwriter defendants still involved in the litigation.

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

(d) Not applicable.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) We held our annual meeting of stockholders on May 9, 2003.

(b) David R. Huber was elected as a Class III Director, with a term expiring at the annual meeting of stockholders to be held in 2006. Our Directors whose terms of office continued after the meeting are: David S. Oros, Freeman A. Hrabowski, III, Joseph R. Hardiman and Donald R. Walker.

(c) Following is a tabulation of the number of votes cast for, the number of votes cast against, the number of votes withheld and the number of broker non-votes for each item upon which stockholders voted at our annual meeting:

Item	For	Against	Abstain/ Withheld
Approval of amendments to Corvis’ Amended and Restated Certificate of Incorporation	358,525,628	9,053,944	1,164,610
Election of David R. Huber as a Class III Director	350,797,390	N/A	17,946,792
Approval of the appointment of KPMG LLP as our auditors for Fiscal 2003	362,882,277	4,892,270	969,635

(d) not applicable

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) We filed the following Current Reports on Form 8-K during the period covered by this report:

(i)	On April 30, 2003, we filed a Current Report on Form 8-K dated April 29, 2003, attaching a press release announcing our first quarter 2003 operating results.

(ii)	On June 30, 2003, we filed a Current Report on Form 8-K dated June 13, 2003, announcing that C III Communications, LLC, our joint venture with Cequel III, LLC had closed on the purchase of Broadwing Communications, subject to certain remaining state and local regulatory requirements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORVIS CORPORATION

Date: August 13, 2003
/s/ LYNN D. ANDERSON
Lynn D. Anderson
Senior Vice President, Chief Financial Officer and Treasurer

/s/ TIMOTHY C. DEC
Timothy C. Dec
Vice President, Chief Accounting Officer

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code