Form 10-Q
period 2003-09-30
CORVIS CORP
filed 2003-11-14
CIK 1060490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-30989

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

Number of shares of Common Stock, $0.01 par value, outstanding at October 31, 2003: 475,202,876.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORVIS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 28, 2002	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$457,833	$292,182
Short-term investments	24,133	35,445
Trade accounts receivable, net	1,781	68,232
Inventory, net	26,491	—
Other current assets	14,406	26,254

Total current assets	524,644	422,113
Restricted cash, long-term	2,329	4,626
Long-term investments	22,450	9,726
Property and equipment, net	45,760	113,262
Goodwill, net	4,590	27,160
Other non-current assets	10,545	6,121

Total assets	$610,318	$583,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$107	$116
Capital lease obligations, current portion	1,982	644
Accounts payable	12,380	63,740
Accrued expenses and other liabilities	31,608	43,958
Accrued restructuring and other charges	18,723	19,426

Total current liabilities	64,800	127,884
Notes payable, net of current portion	2,672	2,101
Capital lease obligations, net of current portion	75	1,426
Deferred revenue	—	18,088
Other long-term liabilities	2,693	1,233

Total liabilities	70,240	150,732
Minority interest	—	630
Commitments and contingencies
Common stock—$0.01 par value; 1,900,000,000 shares authorized; 413,113,503 shares issued and 407,199,203 shares outstanding as of December 28, 2002; 487,245,279 shares issued and 474,963,379 shares outstanding as of September 30, 2003	4,126	4,867
Shareholder notes receivable	(32)	(32)
Treasury stock, 5,914,300 shares and 12,281,900 shares, at cost	(4,405)	(9,512)
Additional paid-in capital	2,809,267	2,902,035
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(8,215)	—
Unrealized investment gain	24	62
Accumulated deficit	(2,260,687)	(2,465,774)

Total stockholders’ equity	540,078	431,646

Total liabilities and stockholders’ equity	$610,318	$583,008

See accompanying notes to unaudited condensed consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 30, 2003	September 28, 2002	September 30, 2003
Revenue:
Communications services	$—	$143,124	$—	$169,821
Equipment	1,353	114	13,092	1,952

Total	1,353	143,238	13,092	171,773
Cost of sales:
Communications services (excluding depreciation and amortization)	—	109,618	—	127,653
Equipment	25,035	29,668	39,802	34,258

Total	25,035	139,286	39,802	161,911

Gross profit (loss)	(23,682)	3,952	(26,710)	9,862
Operating expenses:
Research and development	25,105	7,692	73,138	39,830
Sales, general and administrative	16,990	60,520	56,851	92,773
Depreciation	9,070	11,460	25,688	24,540
Amortization	5,658	2,112	12,833	5,873
Equity-based expense	17,707	5,182	54,684	15,914
Restructuring and other charges	31,313	30,457	35,664	42,038
Purchased research and development	—	—	34,580	—

Operating loss	(129,525)	(113,471)	(320,148)	(211,106)
Interest and other income (expense), net	2,127	932	2,603	5,724

Net loss before minority interest	(127,398)	(112,539)	(317,545)	(205,382)
Minority interest	—	276	—	295

Net loss	(127,398)	(112,263)	(317,545)	(205,087)
Other comprehensive income (loss):
Foreign currency translation adjustment	(128)	—	2,419	634
Unrealized investment gains (losses)	—	(42)	—	38

Total comprehensive loss	$(127,526)	$(112,305)	$(315,126)	$(204,415)

Net loss per share	$(0.31)	$(0.26)	$(0.82)	$(0.49)

Weighted average shares outstanding	410,323	439,849	385,643	415,082

See accompanying notes to unaudited condensed consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Nine Months Ended
	September 28, 2002	September 30, 2003
Cash flows from operating activities:
Net loss	$(317,545)	$(205,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,521	30,413
Equity-based expense	54,684	15,914
Restructuring and other charges	48,716	45,690
Purchased research and development	34,580	—
Exchange rate loss	—	7,642
Minority interest in losses	—	(295)
Changes in operating assets and liabilities, excluding acquisitions:
Decrease in accounts receivable	27,655	2,650
Decrease (increase) in inventory, net	686	(11,174)
Increase in other assets	10,477	4,405
Increase (decrease) in accounts payable and accrued expenses	4,918	(37,058)

Net cash used in operating activities	(97,308)	(146,900)
Cash flows from investing activities:
Purchase of property and equipment	(15,150)	(4,000)
(Net purchases) sales of investments	(16,107)	1,432
Broadwing acquisition	—	(81,097)
Cash acquired in business combination	6,013	—
Decrease (increase) in deposits and other non-current assets	21	(2,297)

Net cash used in investing activities	(25,223)	(85,962)
Cash flows from financing activities:
Repayments of notes payable and capital lease obligations	(4,899)	(4,642)
Purchase of treasury stock	—	(5,107)
Proceeds from private placement of common stock	—	73,477
Proceeds from option and warrant exercises	941	4,118

Net cash provided by (used in) financing activities	(3,958)	67,846
Effect of exchange rate changes on cash and cash equivalents	(1,654)	(635)

Net decrease in cash and cash equivalents	(128,143)	(165,651)
Cash and cash equivalents—beginning	638,872	457,833

Cash and cash equivalents—ending	$510,729	$292,182

Supplemental disclosure of cash flow information:
Interest paid	$754	$160

Supplemental disclosure of non-cash investing activity:
Business combination consideration paid with common stock	$91,818	$—

Inventory installed as fixed assets	$—	$13,685

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

Corvis Corporation operates two lines of business, a communications services division and a communications equipment manufacturing division.

The communications services division of Corvis Corporation operates under the tradename Broadwing. Broadwing is based in Austin, Texas and is a provider of long-haul data transport and switched data and voice communications services throughout the United States. Broadwing is the result of a June 13, 2003 transaction in which Corvis Corporation acquired a 96% ownership interest in Broadwing Communications, LLC, which acquired most of the assets and certain of the liabilities of Broadwing Communication Services, Inc., one of our largest customers. The Broadwing acquisition represents a change in the Company’s primary business focus and makes Corvis a diversified business offering a package of optical networking solutions. Broadwing represented $8.7 million of our total revenue of $20.2 million in 2002.

The communications equipment manufacturing division designs, manufactures and markets transmission, switching and network management equipment to telecommunications carriers and the U.S. Federal Government.

The Corvis equipment division continues to support current customers and respond to select opportunities. The communications services division is now the major focus of investment for the Company and revenues from the communications services division will account for a majority of Corvis’ revenues and investment for the foreseeable future.

Effective June 30, 2003, the Company changed its fiscal calendar to a calendar quarter and year-end.

These financial statements should be read in conjunction with the Company’s December 28, 2002 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 25, 2003 with the Securities and Exchange Commission.

(b) Communications Service Revenue and Cost of Revenue

Long-haul data transport service and dedicated data service revenue is generally billed monthly in advance, with revenue being recognized when earned. Revenues from long-term term arrangements are recognized ratably over the contract term. Switched voice and data are billed monthly in arrears, while the revenue is recognized as the services are provided. Service activation revenue is deferred and recognized over the appropriate customer life for the associated service.

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

Communications services cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers.

(c) Equipment and Related Services Revenue and Cost of Revenue

Revenue from equipment sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved.

Revenue from equipment installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. To the extent customer contracts include both product sales and installation services, revenues are recognized based on their respective fair values. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each installation contract. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying condensed consolidated balance sheets. Revenues from annual maintenance agreements are recognized on a straight-line basis over the service period.

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

(d) Property, Plant and Equipment

Property, plant and equipment is recorded at cost or fair value if acquired in a business combination. Depreciation and amortization is provided for using the straight-line method over the estimated useful life. Repairs and maintenance are charged to expense as incurred. Costs associated with uncompleted portions of the Broadwing network are classified as construction in progress in the accompanying condensed consolidated balance sheets.

(e) Stock Options and Warrants

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No.25,” issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and vested awards in each period (in thousands, except per share data).

	Three Months Ended
	September 28, 2002	September 30, 2003
Net loss	$(127,398)	$(112,263)
Deduct total stock-based employee compensation expense	(32,796)	(12,618)
Add stock-based employee compensation expense included in reported net loss	14,319	3,582

Pro forma net loss	$(145,875)	$(121,299)

Pro forma basic and diluted net loss per share	$(0.36)	$(0.28)

	Nine Months Ended
	September 28, 2002	September 30, 2003
Net loss	$(317,545)	$(205,087)
Deduct total stock-based employee compensation expense	(84,088)	(45,183)
Add stock-based employee compensation expense included in reported net loss	43,535	11,653

Pro forma net loss	$(358,098)	$(238,617)

Pro forma basic and diluted net loss per share	$(0.93)	$(0.57)

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

(g) Reclassifications

Certain amounts for the three and nine months ended September 28, 2002 have been reclassified to conform to the 2003 presentation. These amounts include the separate presentation of depreciation expense as well as the combination of sales and marketing and general and administrative expenses.

(2) Broadwing Acquisition

On June 13, 2003, the Company invested approximately $81.1 million, including acquisition costs, for a 96% ownership in Broadwing Communications, LLC (“Broadwing”), which acquired most of the assets and certain of the liabilities of Broadwing Communications Services Inc., one of our largest customers. Broadwing is an Austin, Texas based provider of long-haul data transport and switched data and voice communication services throughout the United States. The total investment for the Broadwing assets and liabilities includes a reduction of $9.3 million as part of a settlement of various purchase adjustments contemplated in the Broadwing Asset Purchase Agreement. The purchase price is subject to possible further reductions based upon the resolution of certain events, which will take place in June 2004. As part of the acquisition, the Company agreed to invest at least an additional $50.0 million in Broadwing by December 31, 2003 to support Broadwing’s working capital needs. Corvis has contributed $37.7 million in working capital through September 30, 2003. Broadwing represented $8.7 million of our total revenues or $20.2 million in 2002.

Corvis holds a 96% ownership interest in the Broadwing investment and appoints 4 of the 6 board members. Cequel III, LLC contributed approximately $0.9 million for a 1% ownership interest and appoints 2 of the 6 board members. Cincinnati Bell, previously the parent company of Broadwing Communications Services, Inc., retained a 3% non-voting equity interest in the joint venture. The joint venture operates under the Broadwing Communications, LLC name. The results of Broadwing have been included in the consolidated financial statements from the date of acquisition.

The purchase price has been allocated to the assets and liabilities acquired based on preliminary valuations and may change as additional information becomes available. The following table summarizes the preliminary purchase price allocation and weighted-average useful life of long-lived assets (in thousands).

	Fair Value
Current assets	$83,300
Property plant and equipment	86,342
Customer relationships	7,760	3 – 7 year useful life
In-place contracts	16,490	9 year useful life
Trade name	2,910	Indeterminable useful life
Other long-term assets	7,400

Total assets acquired	204,202
Current liabilities	101,095
Long-term liabilities	21,095

Total liabilities assumed	122,190
Minority interest	915

Purchase price	$81,097

The Broadwing purchase price is net of the elimination of warranty obligations on equipment sold to Broadwing prior to the acquisition.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Broadwing acquisition had been completed as of the beginning of the earliest period presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles and the elimination of intercompany sales. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the earliest period presented or that may be obtained in the future (in thousands except per share data).

	Three Months Ended
	September 28, 2002	September 30, 2003
Revenues	$216,892	$143,238
Net loss	$(120,824)	$(112,697)
Basic and diluted net loss per share	$(0.32)	$(0.26)

	Nine Months Ended
	September 28, 2002	September 30, 2003
Revenues	$617,039	$501,557
Net loss	$(2,375,817)	$(233,493)
Basic and diluted net loss per share	$(6.36)	$(0.56)

(3) Inventory

Inventories are comprised of the following (in thousands):

	December 28, 2002	September 30, 2003
Raw materials	$206,026	$156,292
Work-in-process	7,487	20,715
Finished goods	49,087	35,202

Total	262,600	212,209
less reserves	(236,109)	(212,209)

	$26,491	$—

In the third quarter of 2003, the Company transferred $13.0 million of inventory into the fixed assets of the communications services division.

(4) Property, Plant and Equipment

Property, plant and equipment (in thousands):

	December 28, 2002	September 30, 2003	Depreciable Lives (Years)
Land	$—	$9,022	Indefinite
Buildings and leasehold improvements	17,038	30,808	2 – 40
Transmission facilities	—	34,654	3 – 20
Furniture, fixtures, vehicles, and other	24,250	27,012	2 – 15
Fiber usage rights	—	16,186	5 – 20
Test and manufacturing equipment	108,722	100,382	3 – 5
Construction in process	—	18,590	–

Subtotal	150,010	236,654
Less: Accumulated depreciation and amortization	(104,250)	(123,392)

Property plant and equipment, net	$45,760	$113,262

(5) Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share are computed as follows (in thousands, except per share data):

	Three Months Ended
	September 28, 2002	September 30, 2003
Net loss	$(127,398)	$(112,263)
Basic and diluted weighted average shares	410,323	439,849

Basic and diluted net loss per share	$(0.31)	$(0.26)

	Nine Months Ended
	September 28, 2002	September 30, 2003
Net loss	$(317,545)	$(205,087)
Basic and diluted weighted average shares	385,643	415,082

Basic and diluted net loss per share	$(0.82)	$(0.49)

Options and warrants outstanding as of September 30, 2003 to purchase 53.4 million and 7.3 million shares of common stock, respectively, and 0.1 million unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three and nine month periods ended September 30, 2003 as their inclusion would have been anti-dilutive.

Options and warrants outstanding as of September 28, 2002 to purchase 52.3 million and 7.6 million shares of common stock, respectively, and 1.1 million unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three and nine month periods ended September 28, 2002 as their inclusion would have been anti-dilutive.

(6) Private Placement

On August 28, 2003, the Company completed a private placement of 67.3 million shares of common stock for proceeds of $73.5 million, net of offering costs. In addition, the Company granted the private placement investors rights to purchase up to an additional 13.5 million shares of common stock at $1.30 per share. The Company has agreed to file a registration statement under the Securities Act to register the resale of the shares of common stock by the holders thereof. The Company has filed the registration statement, but it is not yet effective. The additional investment rights will become exercisable 90 days after the date granted or, if earlier, upon the effectiveness of the registration statement, and will expire 60 trading days after the date the registration statement becomes effective.

(7) Legal Matters

In July 2000, Ciena Corporation (“Ciena”) informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. In general, the technologies at issue involve how some of our equipment is used to transmit and receive communications signals between two points in the network. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In trials held in February 2003, Corvis’ all-optical networking products were found by a jury not to infringe two of Ciena’s WDM patents. The jury did not reach a verdict on a third Ciena WDM patent, which is related to the two non-infringed WDM patents. Corvis’ OC-192 inverse multiplexing transceiver product, which can generally be described as a device that separates higher speed signals into lower speed signals for transmission and then recombines the lower speed signals after transmission that can be used along with its all-optical networking products was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis OC-48 transmitters and receivers convert the signals from optical form to an electronic form and back again, in a WDM system was found by a jury to infringe the patent, upon which a jury verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, Corvis filed a motion to certify the record for interlocutory appeal to the U.S. Federal Circuit Court of Appeals and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending.

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

By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions including the Corvis action. On April 19, 2002, plaintiffs filed amended complaints in each of the IPO allocation actions, including the Corvis action. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to the Company, the Section 10(b) and Rule 10b-5 claims, alleging that the Company participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. On June 26, 2003, the plaintiffs’ executive committee announced a proposed settlement between plaintiffs, on the one hand, and the issuer defendants and their respective officer and director defendants, including the Company and its named officers and directors, on the other. A memorandum of understanding to settle plaintiffs’ claims against the issuers and their directors and officers has been approved by each of the 309 issuer defendants, including the Company. The settlement agreement is currently being prepared by the parties but has not yet been entered into. The proposed settlement is also subject to approval by the district court. The principal components of the proposed settlement include (i) a release of all of plaintiffs’ claims against the issuer defendants and their officers and directors which have, or could have, been asserted in this litigation arising out of the conduct alleged in the amended complaints to be wrongful, (ii) the assignment by the issuers to the plaintiffs of certain potential claims against the underwriter defendants and the agreement by the issuers not to assert certain claims against the underwriter defendants, and (iii) an undertaking by the insurers of the issuer defendants to pay to plaintiffs the difference (the Recovery Deficit) between $1 billion and any lesser amount recovered from the underwriter defendants in this litigation. If recoveries in excess of $1 billion are obtained by plaintiffs from the underwriters, the insurers of the settling issuer defendants will owe no money to the plaintiffs. The proposed settlement does not resolve plaintiffs’ claims against the underwriter defendants. While it is possible that the underwriter defendants and the plaintiffs may settle their claims eventually, pre-trial activity continues, including the selection by the plaintiffs of five issuer test cases on which to determine certain class certification matters. The Company has been selected as one of the five issuer test cases for that matter. However per the terms of the proposed settlement, the Company does not anticipate that its continued involvement as a test case, regarding this matter or any other, will result in any additional liability for the Company. The Company cannot be certain that it will not be subject to additional claims in the future, including claims brought by the underwriter defendants still involved in the litigation.

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. The first of these investigations does not involve any allegation of wrongful conduct on the part of Corvis. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Corvis. This investigation, insofar as it relates to Corvis, appears to focus generally on whether Corvis’ transactions and relationships with Qwest were appropriately disclosed in Corvis’ public filings and other public statements.

The United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Corvis. In connection with that investigation, the U.S. Attorney has sought documents and information from Corvis and has sought interviews from persons associated or formerly associated with Corvis, including certain Corvis officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither Corvis nor any of its current or former officers or employees is a target of the investigation.

Corvis is cooperating fully with these investigations. Corvis is not able, at this time, to say when the SEC and/or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to the Company will be. These investigations could result in substantial legal costs and a diversion of management’s attention and may have a material adverse effect on our business, financial condition and results of operations.

The Company and its subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

(8) Concentrations

Substantially all of the Company’s cash and cash equivalents are held at a small number of major U.S. financial institutions. Deposits held with banks exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, are held by highly rated U.S. financial institutions and, therefore, in the opinion of management, bear minimal risk.

Excluding sales to Broadwing, the Company’s equipment segment has made sales to or entered into contracts with five customers: Wiltel Communications Group, Inc., Qwest Communications Corporation, Telefonica de Espana S.A.U., France Telecom and the U.S. Federal Government. These customers, however, have met or are approaching contractual minimum purchase commitments. The amount of product and service revenues in 2003 and beyond will depend on the amount and timing of future firm order commitments from existing customers, as well as new contract wins. Given the historical decline in equipment sales and the current state of the telecommunications industry, the timing and extent of future sales cannot be predicted. As a result, revenues associated with the sale of equipment may remain at or lower than current levels.

The Company’s communications services division may be subject to credit risk due to concentrations of receivables from companies that are communications providers, internet service providers and cable television companies. The Company performs ongoing credit evaluations of customers’ financial condition and typically does not require significant collateral.

Revenue from Broadwing’s ten largest customers accounted for approximately 21% of total revenue since the acquisition. One of these ten largest customers, representing 1% of Broadwing revenues, is in Chapter 11 bankruptcy proceedings. In addition, a significant portion of Broadwing’s revenue is derived from telecommunications carriers. Revenue from telecommunications carriers accounted for 41% of total revenue since the acquisition date.

(9) Restructuring and Other Charges

Starting in 2001 and continuing through 2003, conditions within the general economy and telecommunications sector have resulted in reduced capital expenditures by carriers and a reduced demand for telecommunications networking systems. These declines have had a severe adverse impact on Corvis equipment revenue and results of operations within the equipment division. Management cannot predict when or if market conditions will improve.

In response to these conditions, the Company has implemented a series of restructuring initiatives within the equipment division designed to decrease business expenses and to conserve resources. These actions included staff reductions, facility consolidations and the curtailment of discretionary spending. In addition, the Company substantially completed the closure of its French operations. The Company recognized $7.6 million of exchange rate losses associated with the write-off of its investment in its French subsidiary. These restructuring plans have been reflected in the results of operations in 2001, 2002 and the nine months ended September 30, 2003. These plans are ongoing and will be reflected in the results of operations in the next quarter and beyond, as necessary.

The Company is continually evaluating the recoverability of its long-lived assets in light of these initiatives and the projected economic and operating environment.

As a result, the Company has recorded the following charges (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 30, 2003	September 28, 2002	September 30, 2003
Product cost of sales charges – inventory-write downs and other	$24,278	$29,651	$30,324	$32,989
Restructuring, impairment and other charges:
Work force reductions	12,516	6,515	19,347	16,849
Asset impairments, facilities and other charges	18,797	23,942	16,317	25,189

Total restructuring, impairment and other charges	$31,313	$30,457	$35,664	$42,038
Impairment of investments	—	385	4,771	385

Total restructuring and related charges	$55,591	$60,493	$70,759	$75,412

The following table displays the activity and balances of the restructuring reserve account for the nine months ended September 30, 2003 (in thousands):

	Inventory Write– downs	Workforce Reductions	Asset Impairment, Facilities and Other	Other Impairment Charges	Total
Balance as of December 28, 2002	$(1,657)	$(10,017)	$(7,049)	$—	$(18,723)
Restructuring and other charges	—	(3,049)	(735)	—	(3,784)
Cash payments	904	8,837	764	—	10,505
Accretion of interest	—	—	(45)	—	(45)
Non-cash charges	—	—	278	—	278
Foreign currency exchange impact	—	(338)	—	—	(338)

Balance at March 31, 2003	$(753)	$(4,567)	$(6,787)	$—	$(12,107)

Restructuring and other charges	(3,337)	(7,285)	(512)	—	(11,134)
Acquired Broadwing liability	—	—	(791)	—	(791)
Cash payments	496	4,605	1,262	—	6,363
Accretion of interest	—	—	(23)	—	(23)
Non-cash charges	3,337	2,815	868	—	7,020
Foreign currency exchange impact	—	(306)	—	—	(306)

Balance at June 30, 2003	$(257)	$(4,738)	$(5,983)	$—	$(10,978)

Restructuring and other charges	(29,651)	(6,515)	(23,942)	(385)	(60,493)
Cash payments	315	4,235	1,365	—	5,915
Accretion of interest	—	—	(12)	—	(12)
Non-cash charges	22,172	(882)	24,359	385	46,034
Foreign currency exchange impact	—	108	—	—	108

Balance at September 30, 2003	$(7,421)	$(7,792)	$(4,213)	$—	$(19,426)

(10) Segment Reporting

The Company has two business segments: equipment manufacturing and communications services. The equipment manufacturing segment designs, manufactures and sells high performance all-optical and electrical/optical communications systems. The communications services segment provides data and voice communications services through Broadwing Communications, LLC. These services are provided over approximately 18,700 route miles of fiber-optic transmission facilities. Communications services revenues are generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers. The Company evaluates segment performance and allocates resources based on several factors, of which net revenues and net loss are the primary financial measures. The accounting policies of the segments are the same as those described in footnote (1) to the condensed consolidated financial statements. Intercompany sales include standard profit margins, which are eliminated in consolidation. Segment results are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 30, 2003	September 28, 2002	September 30, 2003
Revenue:
Communications services	$—	$143,124	$—	$169,821
Equipment sales	1,353	114	13,092	1,952

Total	$1,353	143,238	$13,092	$171,773
Inter segment revenues:
Communication Services	$—	$—	$—	$—
Equipment sales	—	5,596	—	5,641

Total	$—	$5,596	$—	$5,641

Net loss before minority interest:
Communications services	$—	$(27,429)	$—	$(29,245)
Equipment	(127,398)	(85,110)	(317,545)	(176,137)

Total	$(127,398)	$(112,539)	$(317,545)	$(205,382)

Long-lived assets:
Communications services	$94,429
Equipment	18,833

Total	$113,262

(11) Related Party Transactions

The Company has entered into various transition services agreements with Cincinnati Bell, a 3% owner of Broadwing Communications, LLC, in which each party performs services on behalf of the other including certain billing, sales agency, carrier services, collection, and administrative services.

Cincinnati Bell represented $10.1 million or 7% of telecommunications services revenue for the three months ended September 30, 2003 and $12.1 million or 7% of telecommunication services revenue for the nine months ended September 30, 2003.

At September 30, 2003, amounts due between the parties were as follows (in thousands):

Amounts due from Cincinnati Bell	$16,553

Amounts due to Cincinnati Bell	$4,806

The Company has entered into an agreement in which Cequel III, LLC, a St. Louis-based telecommunications and cable management firm and 1% owner of Broadwing Communications, LLC, will provide certain management services for $2.3 million annually. Management fees incurred to date have totaled $0.8 million.

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

Overview

Corvis Corporation operates two business segments within the communications industry. Our communications services division, managed within our Broadwing Communications, LLC subsidiary (“Broadwing”), provides long-haul transport and switched data and voice communications services nationwide. Our equipment division designs, manufactures and sells high performance all-optical and electrical/optical communications systems that we believe accelerate carrier revenue opportunities and lower the overall cost of network ownership for carriers.

Communications Services

On June 13, 2003, Corvis Corporation invested approximately $81.1 million, including acquisition costs, for a 96% ownership interest in Broadwing, which acquired most of the assets and certain of the liabilities of Broadwing Communications Services, Inc. Our consolidated results of operations include the results of Broadwing since the acquisition date. The consolidated results of operations therefore are not comparable to prior quarters. The Broadwing acquisition represents a change in the Company’s primary business focus and makes Corvis a diversified business offering a package of optical networking solutions. The communications services division is now the major focus of investment for the Company and revenues from the communications services division will account for a majority of Corvis’ revenues and investment for the foreseeable future.

Broadwing provides communications services to large enterprise, mid-market and strategic service provider customers. These services are delivered over a 18,700 route mile fiber optic network connecting 137 cities nationwide.

We believe that Broadwing’s network and growth oriented strategy will enable Broadwing to compete effectively in the markets in which it operates. Broadwing’s optical network, capable of transmitting up to 800 Gbs per fiber pair, give customers the benefit of high quality, technologically advanced solutions allowing for rapid provisioning, highly flexible, and customized network solutions.

Corvis retains a 96% ownership interest in the Broadwing investment and appoints 4 of the 6 board members. Cequel III, LLC contributed approximately $0.9 million for a 1% ownership interest and appoints 2 of the 6 board members. Cincinnati Bell, previously the parent company of Broadwing Communications Services, Inc., retained a 3% non-voting equity interest in Broadwing. The results of Broadwing have been included in the consolidated financial statements from the date of acquisition and represent our communications services segment.

The Broadwing purchase price has been allocated to the assets and liabilities acquired on a preliminary basis and may change as additional information becomes available. The following table summarizes the preliminary purchase price allocation (in thousands).

Current assets	$83,300
Property plant and equipment	86,342
Intangible assets	27,160
Other long-term assets	7,400

Total assets acquired	204,202
Current liabilities	101,095
Long-term liabilities	21,095

Total liabilities assumed	122,190
Minority interest	915

Purchase price	81,097

As part of the acquisition, the Company reduced its warranty reserve for that portion associated with Broadwing.

Corvis Equipment

We believe our optical products enable a fundamental shift in network design and efficiency by allowing for the transmission, switching and management of communications traffic entirely in the optical domain. These products include terrestrial and undersea ultra-long distance optical signal transmission, reception and amplification equipment, all-optical and electrical/optical switching equipment and software that enable the creation of high performance optical backbone networks. By deploying our products, carriers eliminate the need for expensive and bandwidth-limiting electrical regeneration and switching equipment, significantly reducing operational costs, increasing network capacity and allowing them to more quickly and efficiently provide new services. Our products also open new market opportunities for carriers by enabling a flexible, in-service migration path from existing point-to-point and ring electrical/optical networks to all-optical mesh networks. Mesh network architecture allows data to be more efficiently routed to its destination and enables network capacity to be more effectively utilized. Our products allow carriers to provision and use their existing networks more efficiently, enabling the transmission of optical signals in greater capacity over longer distances than existing technology.

Starting in 2001 and continuing through 2003, conditions within the general economy and telecommunications sector in particular have resulted in reduced capital expenditures by carriers and a reduced demand for telecommunications networking systems. These declines have had a severe adverse impact on our equipment revenue and results of operations. We cannot predict when or if market conditions will improve.

In response to these conditions, we have implemented a series of restructuring initiatives within our equipment division designed to decrease our business expenses and to conserve our resources. These actions included staff reductions, facility consolidations and the curtailment of discretionary spending. These restructuring plans have been reflected in our results of operations in 2001, 2002 and the nine months ended September 30, 2003. These plans are ongoing and will be reflected in our results of operations in the next quarter and beyond, as necessary.

In 2000, prior to the acquisition, Broadwing Communications Services, Inc. agreed to purchase at least $200 million of our products and services as part of a multi-year purchase agreement. Since successfully completing field trials in July 2000, Broadwing Communications Services, Inc. has deployed a wide range of our optically optimized networking products, including our all-optical switch, to create a national all-optical network that has been in service for over two years. Revenues attributable to pre-acquisition Broadwing Communications Services, Inc. were $8.7 million and $0.5 million for the nine months ended September 30, 2002 and 2003, respectively. As a result of the Broadwing acquisition, there will be no future equipment revenues from sales to Broadwing.

In 2001, Wiltel accepted a field trial system and agreed to purchase up to $300 million of our products and services as part of a multi-year purchase agreement. Firm commitments under the contract are limited to approximately $85.0 million, which must be purchased prior to December 31, 2003. Wiltel has deployed our switching and transport equipment in their national network, which is currently in service carrying commercial traffic. Purchase commitments totaling approximately $7.4 million remain under the Wiltel agreement, however, we are in discussions with Wiltel which could result in, among other things, reductions in this amount.

On April 22, 2002, we reached an agreement with Qwest Communications Corporation modifying the terms of our previous purchase agreement. Under the terms of the new agreement, Qwest agreed to purchase up to $150 million of our products and services over a multi-year period. Firm commitments remaining under the agreement are limited to $5.0 million, which must be purchased in 2003 subject to certain acceptance criteria. We are currently in discussions with Qwest which could result in, among other things, reduction or elimination of purchase commitments.

During the first quarter of 2002, we completed the first sales of our XF repeaterless link product to Telefonica de Espana, which was deployed between the island of Mallorca and Telefonica’s backbone network in Spain. In April 2002, we sold a XF repeaterless link to France Telecom to upgrade its link between the European mainland and the island of Corsica. Our relationships with Telefonica and France Telecom are ongoing, but do not include additional purchase commitments.

In the third quarter of 2002, we created a wholly owned subsidiary, Corvis Government Solutions, Inc., to provide optical networking solutions to the U.S. Federal Government. During the third quarter of 2002, Corvis Government Solutions secured its first contract and purchase order from the U.S. Federal Government for a limited field trial, which was accepted in the first quarter of 2003. Open purchase orders with the U.S. Federal Government totaled $9.0 million at September 30, 2003 including approximately $3.0 million in contracted research activity.

During 2003, Corvis was actively pursuing the Optical Transport System portion of the U.S. Government’s Defense Information Systems Agency’s (DISA) $862 million Global Information Grid-Bandwith Expansion (“GIG-BE”) project. We recently were informed by Science Applications International Corporation (SAIC), the company that is conducting the testing and vendor selection for the GIG-BE project, that Corvis’ equipment solution was not found to be the most competitive offer. However, given the nature of the testing process, if the selected vendor is not successful, we may be invited to submit our equipment for testing at a later date. We will continue to respond to the U.S. Government’s requests related to the GIG-BE project; however, we cannot predict if we will be selected as a vendor for any portion of the GIG-BE project.

Most of our customers have met or are approaching contractual minimum purchase commitments. The amount of product and service revenues in 2003 and beyond will depend on the ability of existing customers to meet contractual commitments and our ability to meet customer requirements and expectations, as well as new contract wins. Given our historical declines in product sales and the current state of the telecommunications industry, the timing and extent of these sales cannot be predicted. As a result, revenues associated with the sale of equipment may remain at current or lower levels for the next quarter and beyond.

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

Revenue Recognition

Communications Services. We recognize communications services revenue as services are provided. Both switched voice and data revenue are billed monthly in arrears, while the revenue is recognized as the services are provided. While customers are billed in advance for month-to-month broadband transport services, revenue is recognized as the services are provided. Indefeasible right-of-use, or IRU, agreements represent the lease of network capacity or dark fiber and are recorded as unearned revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash and accounted for less than one percent of communications services revenue since the acquisition date. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases us from the obligation to provide future services, the remaining unamortized unearned revenue is recognized in the period in which the contract is terminated.

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

Our equipment products can be installed by our customers, by third party service providers or by us. Revenue from installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. To the extent customer contracts include both product sales and installation services, revenues are recognized based on their respective fair values. Revenues from installation service fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each installation contract. Amounts received in excess of revenue recognized are included as deferred revenue in our condensed consolidated balance sheet. Revenue from annual maintenance agreements is recognized on a straight-line basis over the service period.

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

The majority of our historical warranty reserves were associated with our sales of equipment to Broadwing. As a result of our acquisition of most of the assets and certain of the liabilities of Broadwing, including those assets that we previously sold to Broadwing, we have reduced our warranty reserve, as a reduction of the consideration paid for Broadwing for the portion associated with Broadwing, and will record the related cost as maintenance expense as incurred.

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

Litigation

In July 2000, Ciena Corporation (“Ciena”) informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. In general, the technologies at issue involve how some of our equipment is used to transmit and receive communication signals between two points in the network. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena’s patents relating to dense wavelength division multiplexing communications technologies. On March 5, 2001, a motion was granted allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In February 2003, jury trials were held on the issues of infringement and invalidity of the four patents. Our all-optical networking products were found not to infringe two of Ciena’s WDM patents. The jury did not reach a verdict on a third Ciena WDM patent, which is related to the two non-infringed WDM patents. Corvis’ OC-192 inverse multiplexing transceiver product, which can generally be described as a device that separates higher speed signals into lower speed signals for transmission and then recombines the lower speed signals after transmission that can be used along with its all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis OC-48 transmitters and receivers convert the signals from optical form to an electronic form and back again, in a WDM system was found by a jury to infringe the patent, upon which a jury verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, we filed a motion to certify the record for interlocutory appeal to the U.S. Federal Circuit Court of Appeals and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending.

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

By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Corvis action. On April 19, 2002, plaintiffs filed amended complaints in each of the IPO allocation actions, including the Corvis action. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to the Company, the Section 10(b) and Rule 10b-5 claims, alleging that the Company participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. On June 26, 2003, the plaintiffs’ executive committee announced a proposed settlement between plaintiffs, on the one hand, and the issuer defendants and their respective officer and director defendants, including the Company and its named officers and directors, on the other. A memorandum of understanding to settle plaintiffs’ claims against the issuers and their directors and officers has been approved by each of the 309 issuer defendants, including the Company. The settlement agreement is currently being prepared by the parties but has not yet been entered into. The proposed settlement is also subject to approval by the district court. The principal components of the proposed settlement include (i) a release of all of plaintiffs’ claims against the issuer defendants and their officers and directors which have, or could have, been asserted in this litigation arising out of the conduct alleged in the amended complaints to be wrongful, (ii) the assignment by the issuers to the plaintiffs of certain potential claims against the underwriter defendants and the agreement by the issuers not to assert certain claims against the underwriter defendants, and (iii) an undertaking by the insurers of the issuer defendants to pay to plaintiffs the difference (the Recovery Deficit) between $1 billion and any lesser amount recovered from the underwriter defendants in this litigation. If recoveries in excess of $1 billion are obtained by plaintiffs from the underwriters, the insurers of the settling issuer defendants will owe no money to the plaintiffs. The proposed settlement does not resolve plaintiffs’ claims against the underwriter defendants. While it is possible that the underwriter defendants and the plaintiffs may settle their claims eventually, pre-trial activity continues, including the selection by the plaintiffs of five issuer test cases on which to determine certain class certification matters. We have been selected as one of the five issuer test cases for that matter. However per the terms of the proposed settlement, we do not anticipate that our continued involvement as a test case regarding this matter or any other, will result in any additional liability for the Company. We cannot be certain that we will not be subject to additional claims in the future, including claims brought by the underwriter defendants still involved in the litigation.

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Quest Communications International, Inc. and In the Matter of Issuers Related to Qwest. The first of these investigations does not involve any allegation of wrongful conduct on the part of Corvis. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Corvis. This investigation, insofar as it relates to Corvis, appears to focus generally on whether Corvis’ transactions and relationships with Qwest were appropriately disclosed in Corvis’ public filings and other public statements.

In addition, the United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Corvis. In connection with that investigation, the U.S. Attorney has sought documents and information from Corvis and has sought interviews from persons associated or formerly associated with Corvis, including certain Corvis officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither Corvis nor any of its current or former officers or employees is a target of the investigation.

Corvis is cooperating fully with these investigations. Corvis is not able, at this time, to say when the SEC and/or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to the Company will be. These investigations could result in substantial costs and a diversion of management’s attention and may have a material adverse effect on our business, financial condition and results of operations.

We and our subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 28, 2002

Selected financial data (in thousands):

	Three Months Ended
	September 28, 2002	September 30, 2003
Revenues:
Communications services	$—	$143,124
Equipment	1,353	114

Total	1,353	143,238

Cost of revenue:
Communications services	—	109,618
Equipment	25,035	29,668

Total	25,035	139,286

Gross profit (loss)	$(23,682)	$3,952

Revenue. Revenue increased to $143.2 million for the three months ended September 30, 2003 from $1.4 million for the three months ended September 28, 2002 principally due to the inclusion of $143.1 million of Broadwing communications services revenue earned during the quarter.

Communications Services Revenue. Communications services revenues totaled $143.1 million for the three months ended September 30, 2003 reflecting a full quarter of Broadwing operations. Communications services revenues were derived from three major markets. The National Accounts market represented revenues of $66.7 million. Sales teams for this market focus on providing complex data and network applications to Fortune 2000, Global 500 and Private 250 companies. The Strategic Service Provider market represented revenues of $41.3 million. Sales teams for this market focus on Top 150 opportunities among the strongest carriers in the telecommunications industry, including incumbent local exchange carriers (“ILEC’s”), interexchange carriers (“IXC’s”), other carriers and wireless providers. The Mid Market Enterprises market represented revenues of $35.1 million. Sales teams in this market focus on geographic markets where Broadwing can bring compelling offers and value-added services to small to mid-sized businesses, telecommunications service providers, as well as consumers.

Prior to the acquisition, Broadwing Communications Services, Inc. revenues had declined as a result of the downturn within the telecommunications industry. In addition, a significant portion of Broadwing Communication Services, Inc.’s historical revenues were generated through indefeasible right-of-use agreements (“IRU”), whereby the customer leases network capacity or dark fiber. The buyer of IRU services typically pays cash upon the execution of the contract and the associated revenue is deferred and then recognized as revenue over the life of the agreement. The Company has recorded the deferred revenue associated with acquired IRU contracts at fair value at the date of acquisition, which value was substantially less than historical book value. As a result, the Company expects that revenues from IRU’s will be significantly less than those previously reported by Broadwing Communications Services, Inc. We expect this revenue will be flat in coming quarters.

Equipment Revenues. Equipment revenue decreased to $114 thousand for the three months ended September 30, 2003 from $1.4 million for the three months ended September 28, 2002 reflecting a continued decrease in the volume of equipment sales. Most of our customers have met or are approaching contractual minimum purchase commitments. A significant portion of our future revenue will therefore depend on the amount and timing of new firm order commitments from existing customers, as well as new contract wins. Given our historical declines in equipment sales and the current state of the telecommunications industry, the timing and extent of these revenues cannot be predicted. As a result, revenues associated with the sale of our equipment and services may remain at current or lower levels for the next quarter and beyond.

Cost of Revenues. Cost of revenues increased to $139.3 million for the three months ended September 30, 2003 from $25.0 million for the three months ended September 28, 2002 principally due to the inclusion of approximately $109.6 million for Broadwing communications services costs of revenue incurred during the quarter.

Communications Services Cost of Revenue. Communications services cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Communications services cost of revenue totaled $109.6 million for the three months ended September 30, 2003 reflecting a full quarter of operations. During the third quarter of 2003, we began making capital expenditures associated with our network assets in the form of fiber and equipment purchases designed to reduce the access charge we incur. During this process, our cost of sales may increase due to one-time charges as we transition to lower cost network alternatives. There can be no assurance, however, as to the amount or timing of the cost savings we are trying to achieve.

Equipment Cost of Revenue. Equipment costs of revenue increased to $29.7 million for the three months ended September 30, 2003 from $25.0 million for the three months ended September 28, 2002. Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. As a result of our restructuring plans and excess inventories due to reduced capital expenditures by telecommunication carriers, we recorded inventory impairment charges as a cost of revenue totaling $29.7 million during the third quarter of 2003 and $24.3 million during the third quarter of 2002.

Gross Profit (loss). Gross profit (loss) increased to $4.0 thousand for the three months ended September 30, 2003 from $(23.7) million for the three months ended September 28, 2002. Changes in gross profit principally related to the inclusion of communications services revenue and costs of revenue recorded after the June 13, 2003 Broadwing acquisition date.

Communications Services Gross Profit. Communications services contributed $33.5 million of gross profit or a 23% gross margin for the quarter. We expect gross margin to remain consistent in the coming quarters.

Equipment Gross Profit (loss). Equipment revenue generated gross losses of $29.6 million for the three months ended September 30, 2003 and $23.7 million for the three months ended September 28, 2002. Negative gross margins were the result of inventory write-downs and other charges of approximately $29.7 million for three-month period ended September 30, 2003 and $24.3 million for the three-month period ended September 28, 2002. Inventory totaling $13.7 million has been transferred to Broadwing for use to expand and improve the reliability of the network and is now classified as construction-in-progress. At September 30, 2003, remaining inventory values have been fully written-down due to the loss of the GIG-BE project. Due to the current competitive and economic pressures, we do not expect significant gross margin contributions from the equipment division in the coming quarters.

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

Research and development expenses, excluding equity-based expense, decreased to $7.7 million for the three months ended September 30, 2003 from $25.1 million for the three months ended September 28, 2002. The decrease in expense was primarily attributable to the effect of cost saving initiatives including staff reductions, facilities and equipment consolidation and the curtailment of certain discretionary spending. We expect research and development expense to continue to decrease as a result of recent staff reductions.

Sales, General & Administrative, Excluding Equity-Based Expense. Sales, general & administrative expense, excluding equity-based expense, consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales network operations, network engineering and administrative support functions, as well as collection risks. In addition, sales, general and administrative charges include laboratory trial systems provided to equipment customers and trade shows.

Sales, general and administrative expense, excluding equity-based expense, increased to $60.5 million for the three months ended September 30, 2003 from $17.0 million for the three months ended September 28, 2002. The increase was primarily due to the inclusion of approximately $52.6 million of sales, general and administrative expenses related to Broadwing since the acquisition date. We expect sales, general and administrative expense to decrease as a result of recent staff reductions in our equipment division.

Depreciation expense. Depreciation expense increased to $11.5 million for the three-month period ended September 30, 2003 from $9.1 million for the three-month period ended September 28, 2002. This increase is primarily due to the inclusion of approximately $7.3 million in depreciation related to assets acquired in our Broadwing acquisition.

Amortization of Intangible Assets. Amortization of intangible assets expense decreased to $2.1 million for the three months ended September 30, 2003 from $5.7 million for the three months ended September 28, 2002. We record amortization expense associated with certain intangible assets with finite useful lives, such as acquired customer lists and intellectual property licenses.

Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value.

Equity-based expense related to research and development and sales, general and administrative functions for the three months ended September 30, 2003 decreased to $5.2 million from $17.7 million for the three months ended September 28, 2002. The decrease in equity-based compensation resulted from a decrease in employee headcount within our equipment division. In 2003, the Company granted a number of employee incentive stock options with exercise prices below fair value. As a result, we expect these expenses to increase in the coming quarters.

Restructuring and related charges. Starting in 2001 and continuing in 2003, we have developed and implemented restructuring initiatives in our equipment division designed to reduce operating expenses and to address reductions in product sales. In addition, we are continually evaluating the recoverability of our inventory and long-lived assets in light of these initiatives and the projected economic and operating environment. As a result, we recorded the following charges (in thousands):

	Three Months Ended
	September 28, 2002	September 30, 2003
Product cost of sales charges—inventory-write downs and other	$24,278	$29,651
Restructuring, impairment and other charges:
Work force reductions	12,516	6,515
Asset impairment, facilities and other charges	18,797	23,942

Total restructuring, impairment and other charges	31,313	30,457
Impairment of investments	—	385

Total restructuring and related charges	$55,591	$60,493

Product cost of sales charges—Inventory-write-downs and other. We write-down our inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. As a result of declines in spending by telecommunications carriers, we recorded inventory write-downs and accruals for purchase commitments beyond our needs in the three months ended September 30, 2003 and September 28, 2002 of $29.7 million and $24.3 million, respectively. As of September 30, 2003, we have written-down all of our inventory values. As a result, we do not anticipate similar charges in the future.

Work force reductions. During the three months ended September 30, 2003 and September 28, 2002, we implemented certain work force reduction programs in our equipment division that resulted in charges of $6.5 million for the three-month period ended September 30, 2003 and $12.5 million for the three-month period ended September 28, 2002. These programs included the closure of our French operations. Total headcount as of September 30, 2003 was 1,385, including 340 equipment division employees. We expect our head count after our work force reductions to be approximately 1,200 primarily associated with the communications services division.

Asset impairment, facilities and other charges. We are continuing to reduce our operating costs in our equipment division through the shut down of facilities and the early terminations of real estate and equipment lease agreements. In addition, we continue to monitor the recoverability of our long-lived assets based on changes in our business. Total impairment, facility shutdown, and other charges were approximately $23.9 million in the three-month period ended September 30, 2003 and $18.8 million in the three-month period ended September 28, 2002. These activities are continuing and may result in additional charges during the fourth quarter of 2003 and beyond.

Impairment of investments. During the three months ended September 30, 2003, we recorded charges, within interest and other income (expense), net, of $0.4 million for the other than temporary impairment in the value of non-controlling equity investments. All such investments have been written down to zero as of September 30, 2003. No similar charges were recorded in 2002.

Interest Income (Expense), Net. Interest income, net of interest expense, decreased to $0.9 million for the three months ended September 30, 2003 from $2.1 million of net interest income for the three months ended September 28, 2002. During the third quarter of 2003, as part of interest income (expense), net, we recorded charges of approximately $0.4 million related to the write-down of strategic non-controlling equity investments. No similar charges were taken in 2002.

Nine months ended September 30, 2003 compared to nine months ended September 28, 2002

Selected financial data (in thousands):

	Nine Months Ended
	September 28, 2002	September 30, 2003
Revenues:
Communications services	$—	$169,821
Equipment	13,092	1,952

Total	13,092	171,773

Cost of revenues:
Communications services	$—	$127,653
Equipment	39,802	34,258

Total	39,802	161,911

Gross profit (loss)	$(26,710)	$9,862

Revenue. Revenue increased to $171.8 million for the nine months ended September 30, 2003 from $13.1 million for the nine months ended September 28, 2002 principally due to the inclusion of $169.8 million of Broadwing communications services revenue earned after the June 13, 2003 acquisition date.

Communications Services Revenue. Communications services revenues totaled $169.8 million for the nine months ended September 30, 2003. Communications services revenues were derived from three major markets. The National Accounts market represented revenues of $79.2 million. Sales teams for this market focus on providing complex data and network applications to Fortune 2000, Global 500 and Private 250 companies. The Strategic Service Provider market represented revenue of $50.4 million. Sales teams for this market focus on Top 150 opportunities among the strongest carriers in the industry, including ILEC’s, IXC’s, other carriers and wireless providers. The Mid Market Enterprises market represented $40.2 million. Sales teams in this market focus on geographic markets where Broadwing can bring compelling offers and value-added services to small to mid-sized businesses as well as consumers.

Prior to the acquisition, Broadwing Communication Services, Inc. revenues had declined as a result of the downturn within the telecommunications industry. In addition, a significant portion of Broadwing Communication Services, Inc.’s historical revenues were generated through indefeasible right-of-use agreements (“IRU”), whereby the customer leases network capacity or dark fiber. The buyer of IRU services typically pays cash upon the execution of the contract and the associated revenue is deferred and then recognized as revenue over the life of the agreement. The Company has recorded the deferred revenue associated with acquired IRU contracts at fair value at the date of acquisition, which value was substantially less than historical book value. As a result, the Company expects that revenues from IRU’s will be significantly less than those previously reported by Broadway Communications Services, Inc. We expect this revenue will be flat in coming quarters.

Equipment Revenues. Equipment revenue decreased to $2.0 million for the nine months ended September 30, 2003 from $13.1 million for the nine months ended September 28, 2002 reflecting a continued decrease in the volume of equipment sales. Most of our customers have met or are approaching contractual minimum purchase commitments. A significant portion of our future revenue will therefore depend on the amount and timing of new firm order commitments from existing customers, as well as new contract wins. Given our historical declines in product sales and the current state of the telecommunications industry, the timing and extent of these future revenues cannot be predicted. As a result, revenues associated with the sale of our products and services may remain at current or lower levels for the next quarter and beyond.

Cost of Revenues. Cost of revenues increased to $161.9 million for the nine months ended September 30, 2003 from $39.8 million for the nine months ended September 28, 2002 principally due to the inclusion of $127.7 million for Broadwing communications services costs of revenue incurred after the June 13, 2003 acquisition date.

Communications Services Cost of Revenue. Communications services cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Communications services cost of revenue totaled $127.7 million for the nine months ended September 30, 2003. During the third quarter of 2003, we began making capital expenditures in our network assets in the form of fiber and equipment purchases designed to reduce the access charges we incur. During this process, our cost of sales may increase due to one-time charges as we transition to lower cost network alternatives. There can be no assurance, however, as to the amount or timing of the savings we are trying to achieve.

Equipment Cost of Revenue. Equipment costs of revenue decreased to $34.3 million for the nine months ended September 30, 2003 from $39.8 million for the nine months ended September 28, 2002. Equipment cost of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. As a result of our restructuring plans and excess inventories due to reduced capital expenditures by telecommunication carriers we recorded inventory impairment charges as a cost of revenue totaling $33.0 million during the first nine months of 2003 and $30.3 million during the first nine months of 2002.

Gross Profit (loss). Gross profit (loss) increased to $9.9 million for the nine months ended September 30, 2003 from $(26.7) million for the nine months ended September 28, 2002. Changes in gross profit principally related to the inclusion of communications services revenue and costs of revenue recorded after the June 13, 2003 Broadwing acquisition date.

Communications Services Gross Profit. Communications services contributed $42.2 million of gross profit or a 25% gross margin for the 109-day period after the acquisition date. We expect gross margin to remain consistent in future periods.

Equipment Gross Profit (loss). Equipment revenue generated negative gross profits of $32.3 million for the nine months ended September 30, 2003 and $26.7 million for the nine months ended September 28, 2002. Negative gross margins were the result of inventory write-downs and other charges of approximately $33.0 million for the nine-month period ended September 30, 2003 and $30.3 million for the nine-month period ended September 28, 2002. Due to the current competitive and economic environment, we do not expect the equipment division to generate significant gross margins in the near future.

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

Research and development expenses, excluding equity-based expense, decreased to $39.8 million for the nine months ended September 30, 2003 from $73.1 million for the nine months ended September 28, 2002. The decrease in expense was primarily attributable to the effect of cost saving initiatives including staff reductions, facilities and equipment consolidation and the curtailment of discretionary spending. We expect research and development expense to continue to decrease as a result of recent staff reductions.

Sales, General & Administrative, Excluding Equity-Based Expense. Sales, general & administrative expense, excluding equity-based expense, consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales, network operations, network engineering and administrative functions, as well as collection risks. In addition, sales, general and administrative charges include laboratory trial systems provided to equipment customers and trade shows.

Sales, general and administrative expense, excluding equity-based expense, increased to $92.8 million for the nine months ended September 30, 2003 from $56.9 million for the nine months ended September 28, 2002. The increase in expenses was primarily attributable to the inclusion of approximately $61.5 million of sales, general and administrative expenses related to Broadwing since the acquisition date. We expect sales, general and administrative expense to increase, as Broadwing expenses are included in the consolidated financial results.

Depreciation expense. Depreciation expense decreased to $24.5 million for the nine-month period ended September 30, 2003 from $25.7 million for the nine-month period ended September 28, 2002. This decrease is primarily due to a $107.7 million write-down of Corvis property plant and equipment recorded in the fourth quarter of 2002. This decrease was offset, in part, by the inclusion of approximately $15.8 million in depreciation related to assets acquired in our Broadwing acquisition. We expect these expenses to increase, as Broadwing expenses are included in the consolidated financial results.

Amortization of Intangible Assets. Amortization of intangible assets expenses decreased to $5.9 million for the nine months ended September 30, 2003 from $12.8 million for the nine months ended September 28, 2002. We record amortization expense associated with certain intangible assets with finite useful lives, such as acquired patent rights and intellectual property licenses. In the fourth quarter of 2002, as required under SFAS 142, “Goodwill and Other Intangible Assets,” we recorded a $17.5 million impairment loss associated with related intangible assets resulting in decreased amortization expense beginning in the first quarter of 2003. This decrease was offset, in part, by the inclusion of approximately $1.2 million in amortization related to intangible assets acquired in our Broadwing acquisition.

Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value.

Equity-based expense related to research and development and sales, general and administrative functions for the nine months ended September 30, 2003 decreased to $15.9 million from $54.7 million for the nine months ended September 28, 2002. The decrease in equity-based compensation resulted from a decrease in employee headcount. In 2003, the Company granted a number of employee incentive stock options with exercise prices below fair value. As a result, we expect these expenses to increase in the coming quarters.

Restructuring and related charges. Starting in 2001 and continuing in 2003, we have developed and implemented restructuring initiatives in our equipment division designed to reduce operating expenses and to address reductions in product sales. In addition, we are continually evaluating the recoverability of our inventory and long-lived assets in light of these initiatives and the projected economic and operating environment. As a result, we recorded the following charges (in thousands):

	Nine Months Ended
	September 28, 2002	September 30, 2003
Product cost of sales charges—inventory-write downs and other	$30,324	$32,989
Restructuring, impairment and other charges:
Work force reductions	19,347	16,849
Asset impairment, facilities and other charges	16,317	25,189

Total restructuring, impairment and other charges	35,664	42,038
Impairment of investments	4,771	385

Total restructuring and related charges	$70,759	$75,412

Product cost of sales charges—Inventory-write-downs and other. We write-down our inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. As a result of declines in spending by telecommunications carriers, we recorded inventory write-downs in the nine months ended September 30, 2003 of $33.0 million and in the nine months ended September 28, 2002 of $30.3 million. As of September 30, 2003, we have written-down all of our inventory values. As a result, we do not anticipate similar charges in the future.

Work force reductions. During the nine months ended September 30, 2003 and September 28, 2002, we implemented certain work force reduction programs in our equipment division that resulted in charges of $16.8 million in the nine month period ended September 30, 2003 and $19.3 million in the nine-month period ended September 28, 2002. These programs included the closure of our French operations. Total headcount as of September 30, 2003 was 1,385 including 340 equipment division employees. After our staff reductions are complete, we expect our total headcount to be approximately 1,200.

Asset impairment, facilities and other charges. We are continuing to reduce our operating costs in our equipment division through the shut down of facilities and the early terminations of real estate and equipment lease agreements. In addition, we continue to monitor the recoverability of our long-lived assets based on changes in our business. Total impairment, facility shutdown and other charges were approximately $25.2 million in the nine-month period ended September 30, 2003 and $16.3 million in the nine-month period ended September 28, 2002. These activities are continuing and will result in additional charges during the fourth quarter of 2003 and beyond.

Impairment of investments. During the nine months ended September 30, 2003 and September 28, 2002, we recorded charges, within interest and other income, net, of $0.4 million and $4.8 million, respectively, for the permanent impairment in the value of non-controlling equity investments. All such investments have been written down to zero as of September 30, 2003.

Interest Income (Expense), Net. Interest income, net of interest expense, increased to $5.7 million for the nine months ended September 30, 2003 from $2.6 million of net interest income for the nine months ended September 28, 2002. During 2003 and 2002, as a component of interest and other, net, we recorded charges of $0.4 million and $4.8 million, respectively, related to the write-down of strategic non-controlling equity investments.

Liquidity and Capital Resources

Since inception through September 30, 2003, we have financed our operations, capital expenditures and working capital primarily through public and private sales of our capital stock and borrowings under credit and lease facilities. At September 30, 2003, our cash and cash equivalents and investments totaled $337.4 million. In June 2003, we invested approximately $81.1 million, including acquisition costs, for a 96% ownership in Broadwing, which acquired most of the assets and certain of the liabilities of Broadwing Communications Services, Inc. The total investment for the Broadwing assets and liabilities includes reduction of $9.3 million as part of a settlement of various purchase adjustments contemplated by the asset purchase agreement. In addition, as part of the acquisition, we have agreed to invest at least an additional $50.0 million in Broadwing by December 31, 2003 to support Broadwing working capital needs. Through September 30, 2003, we have invested $37.7 million under the agreement. Any additional working capital needs will depend on the financial performance of Broadwing subsequent to the acquisition.

Net cash used in operating activities was $146.9 million for the nine months ended September 30, 2003 and $97.3 million for the nine months ended September 28, 2002. Cash used in operating activities for the nine months ended September 30, 2003 was primarily attributable to a net loss of $205.1 million and changes in operating assets and liabilities of $41.2 million, offset in part by non-cash charges including depreciation and amortization of $30.4 million, equity-based expense of $15.9 million exchange rate and other losses of $7.4 million, and certain non-cash restructuring charges of $45.7 million.

Cash used in operating activities for the nine months ended September 28, 2002 was primarily attributable to a net loss of $317.5 million, offset in part by non-cash charges including depreciation and amortization of $38.5 million, equity-based expense of $54.7 million and purchased research, expense of $34.6 million associated with our acquisition of Dorsal Networks in May 2002 and certain non-cash restructuring charges of $48.7 million. Cash flows from operating activities were offset by changes in operating assets and liabilities of $43.7 million, principally a change in accounts receivable of $27.7 million.

Net cash used in investing activities for the nine months ended September 30, 2003 and September 28, 2002 was $86.0 million and $25.2 million respectively. The increase in net cash used in investing activities for the nine months ended September 30, 2003 was primarily attributable to the $81.1 million acquisition of most of the assets and certain liabilities of Broadwing Communications Services, Inc., purchases of property and equipment of $4.0 million and increases in deposits and other long-term investments, offset in part by net sales of short and long-term investments.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $67.8 million, primarily attributable to the August 28, 2003 private placement of approximately 67.3 million shares of common stock for proceeds of $73.5 million, net of offering costs and offset in part by treasury stock purchases and capital lease payments. We have also granted the private placement investors additional investment rights to purchase up to an additional 13.5 million shares of our common stock at $1.30 per share. Net cash used in financing activities for the nine months ended September 28, 2002 was $4.0 million, primarily attributable to the repayment of principal on notes and capital leases.

As of September 30, 2003, long-term restricted cash totaled $4.6 million associated with outstanding irrevocable letters of credit relating to lease obligations for various manufacturing and office facilities and other business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each respective lease term or agreement term.

On October 24, 2002, we announced that our Board of Directors had authorized a share repurchase program under which we can acquire up to $25.0 million of our common stock in the open market. At September 30, 2003, 12,281,900 shares had been purchased under the plan for a total of $9.5 million. The purchases will be executed at times and prices considered appropriate by us during the next year. The share repurchase program may be suspended at any time and from time-to-time without prior notice. The repurchase program will be funded using our existing cash balances and the repurchased shares may be used for corporate purposes in compliance with applicable law.

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

Significant Capital Expenditures Will be Required to Maintain Broadwing’s Network

Broadwing could incur significant capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact its business. If Broadwing fails to adequately maintain its networks to meet customer needs, there could be a material adverse impact on our business, financial condition and results of operations.

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

Broadwing Relies, in Part, on Portions of Competitor’s Networks

Broadwing uses network resources owned by competitors and other companies for portions of its network. Broadwing obtains the right to use such network portions through operating leases and IRU agreements in which Broadwing pays for the right to use such fiber assets and through agreements in which Broadwing exchanges the use of portions of its network for the use of portions of such other networks. In several of those agreements, the counter party is responsible for network maintenance and repair. If a counter party to a lease, IRU or an exchange suffers financial distress or bankruptcy, Broadwing may not be able to enforce its rights to use such network assets or, even if Broadwing could continue to use such network assets, it could incur material expenses related to their maintenance and repair. Broadwing also could incur material expenses if it were required to locate alternative network assets. Broadwing may not be successful in obtaining reasonable alternative network assets if needed. Failure to obtain usage of alternative network assets, if necessary, could have a material adverse impact on our business, financial condition and results of operations.

In an effort to limit its costs for the use of such third party networks, Broadwing has undertaken an initiative to reduce its dependency on the networks of its competitors. Broadwing will execute this initiative in a number of ways, including by strategically moving traffic to lower cost third party networks, purchasing its own fiber in areas where access charges are high and/or where warranted by traffic volumes and renegotiating interconnection agreements as opportunities allow. If Broadwing is unable to successfully execute this cost reduction strategy, it will continue to pay higher access costs which may delay its ability to reach profitability and which could have a material adverse impact on our business, financial condition and results of operations.

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

Continuing Softness in the Economy is Having a Disproportionate Effect in the Telecommunications Industry

Beginning in 2001, the business environment for the telecommunications industry deteriorated significantly and rapidly and remains weak. This was primarily due to pressure on prices for broadband services due to substantial excess fiber capacity in most markets, weaker than expected demand for broadband services, the bankruptcy or liquidation of a substantial number of Internet companies and financial difficulties experienced by many telecommunications customers. If these trends continue, there could be a material adverse impact on our business, financial condition and results of operations.

A Significant Portion of Broadwing’s Revenue is Derived From Telecommunications Carriers

Revenue from Broadwing’s ten largest customers accounted for approximately 21% of total revenue since the acquisition. One of these ten largest customers, representing 1% of Broadwing revenues, is in Chapter 11 bankruptcy proceedings. In addition, a significant portion of Broadwing’s revenue is derived from telecommunications carriers. Revenue from telecommunications carriers accounted for 41% of total revenue in the third quarter. Most of Broadwing’s arrangements with large customers do not provide Broadwing with guarantees that customer usage will be maintained at current levels. Industry pressures have caused telecommunications carriers to look aggressively for ways to cut costs which has resulted in reduced demand and reduced prices. In addition, construction of their own facilities by certain Broadwing’s customers, construction of additional facilities by competitors or further consolidation in the telecommunications industry involving Broadwing’s customers could lead such customers to reduce or cease their use of Broadwing’s network. To the extent these large customers cease to employ Broadwing’s network to deliver their services, or cannot pay outstanding accounts receivable balances, we could experience a material adverse impact on our business, financial condition and results of operations.

Broadwing is Dependent on Limited Sources of Supply for Certain Key Network Components

Where possible and practical, Broadwing utilizes commercially available technologies and products from a variety of vendors. There can be no assurance that Broadwing will be able to obtain such equipment from these vendors in the future. If Broadwing cannot obtain adequate replacement equipment or service, or an acceptable alternate vendor, we could experience a material adverse impact on our business, financial condition and results of operations.

As a part of the post-closing activities related to the acquisition, we are in the process of obtaining certain additional vendor consents to the transfer of software licenses and technology that is utilized in our network. If we are not able to obtain these consents on reasonable terms, or at all, it would affect our ability to upgrade our network and could have a material adverse impact on our business, financial condition and results of operations.

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

Broadwing faces significant competition from companies such as AT&T Corp., MCI, Sprint Corporation, Level 3 Communications, Inc., Qwest Communications International Inc., and several other emerging and recapitalized competitors. The significant capacity of these competitors could result in decreasing prices even if the demand for higher-bandwidth services increases. In addition, some competitors are experiencing financial difficulties or are in bankruptcy reorganization. Competitors in financial distress or competitors emerging from bankruptcy with lower cost capital structures and substantial excess fiber capacity in most markets, and forecasted demand for broadband services not being realized as a result of the state of the economic and financial difficulties experienced by many telecommunications carriers’ could exacerbate downward pricing pressure in the telecommunications industry.

The effect of the foregoing competition could have a material adverse impact on our businesses, financial condition and results of operations. This could result in increased reliance on borrowed funds and could adversely impact Broadwing’s ability to maintain its optical network.

Risk Related to the Broadwing Transaction

We may not realize any benefits from the transaction.

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

We will account for the acquisition under the “purchase” method of accounting. Under the purchase method, the purchase price of the assets of the Broadwing business will be allocated to identifiable assets and liabilities acquired with any excess being treated as goodwill. As a result, the transaction generated certain intangible assets of approximately $27.2 million, which are being amortized over varying periods of time.

The market price of our common stock may decline as a result of the transaction.

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

Interest Rate Sensitivity

We maintain a portfolio of cash, cash equivalents and short and long-term investments in a variety of securities including: commercial paper, certificates of deposit, money market funds and government and non-government debt securities. Substantially all amounts are in money market funds as well as high grade, short-term commercial paper and certificates of deposit, the value of which is generally not subject to interest rate changes. We believe that a 10% increase or decline in interest rates would not be material to our investment income or cash flows. Our long-term debt obligations bear fixed interest rates. However, our long-term debt and capital lease obligations total only $3.5 million, and, therefore, we do not consider the impact of any general interest rate changes to be significant.

Foreign Rate Sensitivity

We primarily operate in the United States; however, we have limited operations and sales offices in various European countries. As a result, we may have sales in foreign currencies exposing us to foreign currency rate fluctuations. For the nine months ended September 30, 2003, we recorded minimal sales in a foreign currency within our equipment division. We are exposed to the impact of foreign currency changes, associated with the Euro, for our European subsidiaries’ financial instruments, which are limited to cash and cash equivalents and trade receivables. At September 30, 2003, our European subsidiaries maintained cash and cash equivalents of approximately 2.0 million Euros primarily reserved for our overseas restructuring obligations. We believe that a 10% increase or decline in the Euro exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations. In the third quarter of 2003, we recorded $7.6 million of realized exchange rate losses associated with the closure of our French operations as a component of net income.

Item 4. Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a–15 of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no changes in our internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

By letter dated July 10, 2000, Ciena Corporation (“Ciena”) informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. In general, the technologies at issue involve how some of our equipment is used to transmit and receive communication signals between two points in the network. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In February 2003, jury trials were held on the issues of infringement and invalidity of the remaining four patents. Our all-optical networking products were found by a jury not to infringe two of Ciena’s WDM patents. The jury did not reach a verdict on a third Ciena WDM patent, which is related to the two non-infringed WDM patents. Corvis’ OC-192 inverse multiplexing transceiver product, which can generally be described as a device that separates higher speed signals into lower speed signals for transmission and then recombines the lower speed signals after transmission that can be used along with its all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis OC-48 transmitters and receivers convert the signals from optical form to an electronic form and back again, in a WDM system was found by a jury to infringe the patent, upon which a jury verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, we filed a motion to certify the record for interlocutory appeal to the U.S. Federal Circuit Court of Appeals and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending.

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

By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Corvis action. On April 19, 2002, plaintiffs filed amended complaints in each of the IPO allocation actions, including the Corvis action. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to the Company, the Section 10(b) and Rule 10b-5 claims, alleging that we participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. On June 26, 2003, the plaintiffs’ executive committee announced a proposed settlement between plaintiffs, on the one hand, and the issuer defendants and their respective officer and director defendants, including us and our named officers and directors, on the other. A memorandum of understanding to settle plaintiffs’ claims against the issuers and their directors and officers has been approved by each of the 309 issuer defendants, including the Company. The settlement agreement is currently being prepared by the parties but has not yet been entered into. The proposed settlement is also subject to approval by the district court. The principal components of the proposed settlement include (i) a release of all of plaintiffs’ claims against the issuer defendants and their officers and directors which have, or could have, been asserted in this litigation arising out of the conduct alleged in the amended complaints to be wrongful, (ii) the assignment by the issuers to the plaintiffs of certain potential claims against the underwriter defendants and the agreement by the issuers not to assert certain claims against the underwriter defendants, and (iii) an undertaking by the insurers of the issuer defendants to pay to plaintiffs the difference (the Recovery Deficit) between $1 billion and any lesser amount recovered from the underwriter defendants in this litigation. If recoveries in excess of $1 billion are obtained by plaintiffs from the underwriters, the insurers of the settling issuer defendants will owe no money to the plaintiffs. The proposed settlement does not resolve plaintiffs’ claims against the underwriter defendants. While it is possible that the underwriter defendants and the plaintiffs may settle their claims eventually, pre-trial activity continues, including the selection by the plaintiffs of five issuer test cases on which to determine certain class certification matters. We have been selected as one of the five issuer test cases for that matter. However, per the terms of the proposed settlement, we do not anticipate that our continued involvement as a test case regarding this matter or any other, will result in any additional liability for us. We cannot be certain that we will not be subject to additional claims in the future, including claims brought by the underwriter defendants still involved in the litigation.

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Quest Communications International, Inc. and In the Matter of Issuers Related to Qwest. The first of these investigations does not involve any allegation of wrongful conduct on the part of Corvis. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Corvis. This investigation, insofar as it relates to Corvis, appears to focus generally on whether Corvis’ transactions and relationships with Qwest were appropriately disclosed in Corvis’ public filings and other public statements.

In addition, the United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Corvis. In connection with that investigation, the U.S.

Attorney has sought documents and information from Corvis and has sought interviews from persons associated or formerly associated with Corvis, including certain Corvis officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither Corvis nor any of its current or former officers or employees is a target of the investigation.

Corvis is cooperating fully with these investigations. Corvis is not able, at this time, to say when the SEC and/or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to Corvis will be. These investigations could result in substantial costs and a diversion of management’s attention and may have a material adverse effect on our business, financial condition and results of operations.

We and our subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

(a) None.

(b) None.

(c) On August 28, 2003, we sold 67,278,280 shares of our common stock to a group of purchasers for $1.15 per share. We also granted the investors additional investment rights to purchase up to an additional 13,455,656 shares of our common stock at $1.30 per share. We issued the shares and the additional investment rights and will issue the shares of common stock upon exercise of the additional investment rights in private placements exempt from the registration requirements of the Securities Act of 1933. We have agreed to file a registration statement under the Securities Act to register the resale of the shares of common stock by the holders thereof. We have filed the registration statement, but it is not yet effective. The additional investment rights will become exercisable 90 days after the date granted or, if earlier, upon the effectiveness of the registration statement, and will expire 60 trading days after the date the registration statement becomes effective. The net proceeds to us were approximately $73.5 million or $91.0 million if the additional investment rights are exercised in full. We intend to use the proceeds for general corporate purposes.

(d) Not applicable.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) None.

(b) None.

(c) None.

(d) Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) We filed the following Current Reports on Form 8-K during the period covered by this report:

(i)	On August 5, 2003, we furnished a Current Report on Form 8-K dated July 31, 2003 under Item 12 of Form 8-K, attaching a press release announcing our second quarter 2003 operating results. This Current Report on Form 8-K shall not be deemed to be incorporated by reference into this Quarterly Report on Form 10-Q.

(ii)	On August 26, 2003, we filed a Current Report on Form 8-K/A dated June 13, 2003, relating to the acquisition of most of the assets and certain of the liabilities of Broadwing Communications, Inc., including (A) the financial statements of the Broadband Operations of Broadwing Communications, Inc., together with the Report of Independent Auditors thereon and (B) certain pro forma financial information.

(iii)	On September 2, 2003, we filed a Current Report on Form 8-K dated August 28, 2003, relating to the sale of an aggregate of 67,278,280 shares of our common stock and certain additional investment rights.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORVIS CORPORATION
Date: November 13, 2003

/s/ LYNN D. ANDERSON
Lynn D. Anderson
Senior Vice President, Chief Financial Officer and Treasurer

/s/ TIMOTHY C. DEC
Timothy C. Dec
Vice President, Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code