Form 10-K
period 2003-12-31
CORVIS CORP
filed 2004-03-15
CIK 1060490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2003, the aggregate market value of the voting stock held by nonaffiliates was approximately $586,993,663.

As of February 28, 2004, there were 484,157,929 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on May 7, 2004.

Item 1.	Business

Introduction

Corvis Corporation operates two divisions that serve different elements within the communications industry. Our communications services division, managed within our Broadwing Communications, LLC subsidiary (“Broadwing”), is a provider of data, Internet, voice and broadband transport communications services to carrier and enterprise customers delivered over a nationwide facilities based network connecting 137 cities. Our communications equipment division designs, manufactures and sells high performance all-optical and electrical/optical communications systems. In recent years, in response to a significant downturn in equipment sales, we have initiated a number of restructuring initiatives within our equipment division. The communications services division is now the major focus of the Company; and revenues from the communications services division will account for most of Corvis’ revenues for the foreseeable future. Reflecting our realigned business focus, the communications services division comprised 99% of total revenue for fiscal year 2003, while the remaining 1% was attributable to equipment sales.

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

Communications Services

Overview

On June 13, 2003, Corvis Corporation invested approximately $81.1 million, net of subsequent purchase adjustments and acquisition costs, for most of the assets and certain of the liabilities of Broadwing Communications Services, Inc. Broadwing was Corvis Corporation’s largest customer, representing 61%, 43% and 12% of equipment division revenues in 2001, 2002 and 2003, respectively. The Broadwing acquisition represents a change in the Company’s primary business focus.

Corvis owns approximately 97% economic interest and maintains full control. Cincinnati Bell, previously the parent company of Broadwing Communications Services, Inc., retains a 3% non-voting equity interest in Broadwing.

Broadwing provides communications services to large enterprises, mid-markets and strategic service provider customers. These services are delivered over a nationwide fiber optic network connecting 137 cities nationwide.

We believe that Broadwing’s network and growth-oriented strategy will enable Broadwing to compete effectively in the markets in which it operates. Broadwing’s optical network, capable of transmitting up to 800 Gbs per fiber, gives customers the benefit of high quality, technologically advanced solutions allowing for rapid provisioning and flexible customized network solutions.

The Communications Industry

The communications services industry continues to evolve, both domestically and internationally, providing significant opportunities and risks to the participants in these markets. Factors that have been driving this change include:

•	a highly competitive environment that has led to a large number of corporate bankruptcies and consolidation of industry participants, all resulting in significant price competition;

•	technological advances resulting in a proliferation of new services and products as well as rapid increases in network capacity;

•	the Telecommunications Act of 1996 and continued regulatory and court action related to it; and

•	deregulation of communications services markets in selected countries around the world.

The communications services industry is rapidly developing new data services. The development of frame relay, ATM and IP networks as modes of transmitting information electronically has dramatically transformed the array and breadth of services offered by communications carriers.

Use of the Internet, including intranets and extranets, has grown rapidly in recent years. This growth has been driven by a number of factors, including the large and growing installed base of personal computers, improvements in network architectures, increasing numbers of network-enabled applications, emergence of compelling content and commerce-enabling technologies, and easier, faster and cheaper Internet access. Consequently, the Internet has become an important new global communications and commerce medium. The Internet represents an opportunity for enterprises to interact in new and different ways with both existing and prospective customers, employees, suppliers and partners. Enterprises are responding to this opportunity by substantially increasing their use of Internet connectivity and services to enhance internal voice and data networks.

In the United States, the Telecommunications Act of 1996 has had a significant impact on communications service providers by establishing a statutory framework for opening the local service markets to competition and by allowing regional phone companies to provide in-region long distance services. In addition, prices for long distance minutes and other basic communications services have declined as a result of increased competitive pressures, governmental deregulation, introduction of more efficient networks and advanced technologies, and product substitution. Competition in these basic communications services segments has recently been based more on price and less on other differentiating factors that appeal to the larger business market customers, including range of services offered, bundling of products, customer service, and communications quality, reliability and availability.

Furthermore, the introduction and growth of wireless carriers has put additional competitive pressure on traditional voice long distance business services, particularly in the “dial 1” long distance, card and operator services segments.

Telecommunication service providers have experienced intense competitive pressures, resulting in an unprecedented number of bankruptcies and financial restructurings throughout the industry. To the extent distressed companies successfully emerge, restructure, or are acquired out of bankruptcy, they may have lower cost structures and network capacity will remain in the overall marketplace, which may result in continued downward pressure on product pricing.

Applications and Services

We provide a comprehensive array of data and voice communications services, which include voice, Internet access and data networking. We have designed these communications services to meet the needs of all sizes of business customers, from small and medium businesses to multi-location businesses, large enterprise, carrier and wholesale customers.

Internet Access

We offer a comprehensive Internet product portfolio that provides customized solutions, ranging from Internet Protocol (“IP”) virtual private networks (VPNs) to Dial-up Internet. We believe our optically-enabled IP backbone gives customers a scalable, reliable, secure connection to the Internet. Our internet offerings include:

•	Dedicated Internet

Broadwing Dedicated Internet provides fixed capacity through a reliable, constant connection to the Internet via our all-optical switched network.

•	IP VPN

Broadwing’s IP VPN enables our customers to create their own network by renting a piece of our network. An IP VPN connects customer offices and/or facilities enabling secure and reliable communication of data and voice in a cost effective manner.

•	IP Videoconferencing

Broadwing IP Videoconferencing is a cost-effective way for businesses to conduct meetings face to face, without the added expense of traveling personnel.

•	International Dedicated Internet

Through international wholesaling arrangements, under which Broadwing purchases capacity from international carriers, we offer International Dedicated Internet which is a fast, reliable and fully managed access service and is ideal for companies that want continuous connection to the Internet for their international locations.

Private Data Networking

We provide dedicated transmission capacity on our networks to customers that desire high-bandwidth links between locations. In addition, fiber optic technology that enables signals to be transmitted at different wavelengths on a single fiber allows us to lease one or more dedicated wavelengths to customers that desire high-bandwidth links between locations. Our data offerings include:

•	Frame Relay & Asynchronous Transfer Mode (ATM)

Broadwing Frame Relay and ATM services offer scalable, manageable and cost-effective network solutions for wide area networks (WAN) and enterprise networking with multiple types of traffic (data, voice, video and imaging).

•	Private Line

Private Line is an end-to-end non-switched circuit, allowing our customers to create their own data network by renting a piece of our network. Private Line connects customer offices and/or facilities enabling secure and reliable communication of data and voice in a cost effective manner.

•	MultiConnect Private Line

The Broadwing MultiConnect Private Line product provides the performance, security and flexibility of a private line network with flat-rate, distance-insensitive pricing.

•	International Frame Relay & Asynchronous Transfer Mode (ATM)

Broadwing International Frame Relay and ATM services provide cost-effective network solutions that allow the exchange of multiple types of traffic between domestic and international locations.

Long Distance Voice Services

Broadwing provides end-to-end voice solutions including:

•	Switched and Dedicated Domestic Long Distance

Throughout the United States, Broadwing offers switched and dedicated long distance, meaning calls outside of the local calling area. Switched services offer customers long distance service billed based on usage at a contracted price per minute, while dedicated services provide customers a fixed amount of origination capacity.

•	International Calling

Through wholesaling arrangements under which Broadwing purchases capacity, we offer international calling services in over 200 countries, which are billed to our customers based on usage at a contracted price per minute.

•	Other

Our other products include switched and dedicated 8xx toll-free, audio conferencing and broadcast fax.

The Broadwing Network

We believe that Broadwing is the first and still only carrier to build and operate a nationwide, all-optical switched backbone network that supports ultra-long distance optical transport. Portions of the all-optical network began carrying commercial traffic in late 2000 and the entire nationwide all-optical network was completed and began commercial operation in the first quarter of 2001. Our entire network, including our all-optical switched backbone, a nationwide facilities based network connecting 137 metropolitan cities.

With Broadwing’s all-optical switched backbone, we are able to remotely provision circuits through the network without the need for field intervention, thereby decreasing provisioning times and improving customer satisfaction. We believe our network infrastructure also reduces operating expenditures, equipment requirements, and conversion-based latency associated with traditional networks.

As part of our core network we operate an OC48 Internet protocol (IP) backbone. Our IP network is divided into eight core regions that allow us to transport signals directly between regions. This technology significantly speeds actual data throughput by minimizing the number of signal hops and allows us to carry high-quality voice, video and time-critical data over the Internet for our customers.

The following diagram depicts the physical components of our nationwide network.

Sales and Customer Care

Overview

Our sales organization includes a direct sales force and alternative channels. Our direct sales force is organized into four major markets in order to best match product, services and technological expertise with customer needs and expectations. The Large Enterprise team focuses on providing complex data and network applications to Fortune 2000, Global 500 and Private 250 companies. The Strategic Service Provider team focuses on carriers in the communications industry, including incumbent local exchange carriers (“ILEC’s”), interexchange carriers (“IXC’s”), other carriers and wireless providers. Our Government Solutions team focuses on providing data and networking applications to the U.S. Federal government. The Mid Market Enterprises team focuses on geographic markets in and around our network points of presence where Broadwing can bring compelling offers and value-added services to small to mid-sized businesses, communications service providers, as well as consumers. As of December 31, 2003, Broadwing had 396 employees associated with sales and customer care.

Direct Sales Force

We have established an experienced direct sales force. Our strategy is to structure our sales efforts to enable our sales personnel to establish direct and personal relationships with our customers. We seek to recruit salespeople with strong sales and communications backgrounds, including salespeople from communications service providers, communications equipment manufacturers, and network systems integrators. Salespeople are offered incentives through a commission structure that generally targets 40% to 50% of a salesperson’s total compensation to be based on performance.

Alternative Sales Channels

We have complemented our direct sales force by developing alternative sales channels to distribute the products and services available to our broadening customer base. These channels include numerous third party sales agents that generally receive commissions on monthly recurring revenue associated with sales contracts they bring to us.

Customer Care

Once a customer’s services have been installed, our customer care operations support customer retention and satisfaction. Our goal is to provide customers with a customer care group that has the ability and resources to respond to and resolve customer questions and issues as they arise, 24 hours a day, seven days a week.

Regulatory Developments

Regulatory Requirements

The Telecommunications Act of 1996 (Telecommunications Act) became law on February 8, 1996. Among other things, the Telecommunications Act was designed to foster competition by establishing a regulatory framework to govern new competitive entry in the local and long distance telecommunications markets and to establish competition against the ILECs, such as Verizon and SBC. The Telecommunications Act entitles Broadwing to certain rights, but as a communications carrier, it also subjects Broadwing to regulation by the FCC and the states. Broadwing’s designation as a communications carrier also results in other regulations that may affect Broadwing and the services it offers. The rights and obligations to which communications carriers are entitled and subject have been and likely will continue to be subject to litigation in the courts and further review and revision by the FCC and Congress.

The Telecommunications Act requires Broadwing to interconnect directly or indirectly with other communications carriers. In some cases, interconnecting carriers must compensate each other for the transport and termination of calls on their network. The FCC has limited the amount of compensation communications carriers may receive in certain situations. For example, local exchange carriers may assess interstate access charges on interexchange carriers whose customers access the local network. The FCC has issued an order implementing a benchmark for decreasing access rates that competitive local exchange carriers (“CLECs”) can charge, moving such rates in alignment with lower ILEC access rates. The order is under reconsideration by the FCC. Changes in the access charge compensation scheme could affect Broadwing’s revenues and costs. The FCC also is exploring methods to unify intercarrier compensation and is considering a bill-and-keep approach (i.e., no compensation is paid between carriers) as well as other alternative modifications to the existing intercarrier compensation regimes. Broadwing’s revenues may be affected by FCC and court decisions on these compensation matters.

The FCC also has adopted guidelines for implementing the interconnection and local competition provisions of the Telecommunications Act. In order to foster competition in the local exchange market, the FCC requires ILECs to offer access to certain portions of their communications networks (known as network elements) to competitors such as Broadwing at cost-based rates. The FCC’s initial 1996 decision implementing the interconnection and local competition provisions of the Telecommunications Act has been appealed, reconsidered, and modified several times. In January 1999, the United States Supreme Court upheld the FCC’s authority to require ILECs to offer portions of their network to communications carriers at cost-based rates. Similarly, in May 2002, the Supreme Court upheld the FCC’s pricing methodology for developing cost-based rates.

In August 2003, the FCC modified the list of network elements to reduce the number of elements ILECs must offer to competitors. The FCC also initiated a comprehensive review of its pricing regime for network elements in 2003. In March 2004, the United States Court of Appeals for the District of Columbia vacated much of the FCC’s August 2003 decision and remanded the case back to the FCC for further consideration. Although Broadwing does not rely solely on network elements purchased from ILECs, the outcome of any appeal or any subsequent FCC action could adversely affect Broadwing’s ability to obtain the elements of the ILECs’ networks it requires to provide service to its customers. In addition, any changes to the pricing scheme for network elements may affect Broadwing’s revenues.

In addition to these proceedings, there are several other competition-related issues that the FCC is reviewing as part of its ongoing examination of the competitive marketplace. First, the FCC is considering whether to adopt a set of performance measures and standards for certain ILEC services provided to other communications carriers to improve the quality of service competitors receive with respect to those services. ILEC quality of service issues may affect Broadwing’s ability to provide services to its customers in a timely manner. Second, the FCC is considering how to regulate broadband services provisioned by ILECs and other wireline providers of broadband Internet access services. The outcome of this broadband proceeding may affect the degree of regulation to which Broadwing’s Internet access services are subject in the future, including increased costs due to a finding that these services should be subject to universal service contribution requirements discussed below.

Broadwing is subject to federal and state regulations that implement universal service support for access to communications services by rural, high-cost, and low-income markets at reasonable rates; and access to advanced communications services by schools, libraries, and rural health care providers. Currently, the FCC assesses Broadwing for payments and other subsidies on the basis of a percentage of interstate revenue it receives from certain customers. The FCC adopted new rules regarding the assessment of universal service contributions in December 2002. Instead of assessing universal service contributions based on revenues accrued six months prior, contributions will now be based on projections of revenue. Also, the FCC placed limits on the mark-up carriers may place on the universal service line items on their customer bills. Several parties have asked the FCC to reconsider these rules. In addition, the FCC is considering assessing carriers’ universal service contributions based on a flat-fee charge, such as a per-line or per-number charge. The FCC is also reviewing whether to impose universal service obligations on additional types of providers, such as broadband and Voice over Internet Protocol (“VoIP”) service providers. States may also assess such payments and subsidies for state universal service programs. Any changes to the assessment and recovery rules for universal service may affect Broadwing’s revenues.

Broadwing is also subject to other FCC requirements in connection with the interstate long distance services it provides, including the payment of regulatory fees to fund the Telecommunication Relay Services fund, local number portability administration, and the North American Numbering Plan. Many states also impose regulatory fees on Broadwing.

Broadwing is also subject to regulation by the state commissions in each state in which it provides service. Broadwing’s regulatory obligations vary from state to state and include some or all of the following requirements: filing tariffs (rates, terms and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the telephone company; seeking approval to issue stock, bonds, and other forms of indebtedness of the telephone company; reporting customer service and quality of service requirements; making contributions to state universal service support programs; geographic build-out; and other matters relating to competition.

Many communications carriers, including Broadwing, are starting to offer Internet Protocol (“IP”) services. To date, IP-based services have been treated as “information services,” which are traditionally subject to a lesser degree of regulation than communications services. The FCC, state commissions, and Congress have initiated proceedings to investigate the legal and regulatory implications of IP-based services. The outcome of these proceedings could affect the regulatory classification of IP-based services provided by Broadwing and the regulatory obligations imposed on Broadwing in its provision of these services.

Regulation of Rates

Broadwing is subject to the jurisdiction of the FCC with respect to interstate and international rates, lines and services, and other matters under the statutory requirements of Title II of the Telecommunications Act of 1934. Broadwing must offer communications services under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory. It also is subject to the FCC’s complaint process, and it must give notice to the FCC and affected customers prior to discontinuance, reduction or impairment of service.

In addition, state public utility commissions or similar authorities having regulatory power over intrastate rates, lines and services and other matters regulate Broadwing’s intrastate communications services. The system of regulation applied to Broadwing’s intrastate communications services varies from state to state and generally includes various forms of pricing flexibility rules.

Competition

Competition in communications services is based on price and pricing plans, types of services offered, customer service, access to customer premises and communications quality, reliability and availability. Broadwing’s principal competitors include AT&T, MCI, Sprint Corporation, Level 3 Communications, Inc., Qwest Communications International, Inc.,, Wiltel Communications, LLC, and regional phone companies. In addition, communications providers have been facing competition from non-traditional sources such as Internet-based services, high-speed cable Internet service, e-mail ,and wireless services.

Broadwing currently faces significant competition and expects that the level of competition will continue to increase. In addition, the Telecommunications Act permits regional phone companies to provide in-region interLATA interexchange services after demonstrating to the FCC that providing these services is in the public interest and satisfying the conditions for developing local competition established by the Telecommunications Act. All Bell Operating Companies (“BOCs”) have obtained authority to offer long distance services. As competitive, regulatory, and technological changes occur, including those occasioned by the Telecommunications Act, we anticipate that new and different competitors will enter and expand their position in the communications services markets. These will include regional phone company competitors plus entrants from other segments of the communications and information services industry. Many of these new competitors are likely to enter with a strong market presence, well-recognized names, and pre-existing direct customer relationships. A continuing trend toward business combinations and alliances in the communications industry also may create stronger competition for Broadwing. In addition, a substantial number of customers seek to purchase local, interexchange and other services from a single carrier as part of a combined or full service package. Thus, the simultaneous entrance of numerous new competitors for combined service packages is likely to materially adversely affect Broadwing’s future revenue and earnings.

Equipment

Overview

Our equipment services division designs, manufactures and sells high performance all-optical and electrical/optical communications systems that we believe can accelerate carrier revenue opportunities and lower the overall costs of network ownership for carriers. We also provide installation and professional services that support our product offerings. We believe our optical products enable a fundamental shift in network design and efficiency by allowing for the transmission, switching and management of communications traffic entirely in the optical domain. These products include terrestrial ultra-long distance optical signal transmission, reception and amplification equipment, all-optical and electrical/optical switching equipment and software that enable the creation of all-optical and optical backbone networks. By deploying our products, carriers eliminate the need for expensive and bandwidth-limiting electrical regeneration and switching equipment, significantly reducing costs, increasing network capacity and allowing them to more quickly and efficiently provide new services. Our products allow carriers to provision and use their existing networks more efficiently, enabling the transmission of optical signals in greater capacity over longer distances than existing technology.

Starting in 2001 and continuing through 2003, conditions within the general economy and communications sector have resulted in significantly reduced capital expenditures by carriers and a reduced demand for our equipment division product and services. These declines have had a severe impact on our equipment revenue and results of operations.

In response to these conditions, we have implemented a series of restructuring initiatives within our equipment division designed to decrease our business expenses and to conserve our resources. The actions included staff reductions, facility consolidations and the curtailment of discretionary spending. These restructuring plans have been reflected in our results of operations in 2001, 2002 and 2003. Our equipment business employees are now focused strategically on selective engagement with customers, including the U.S. Government, servicing existing customer networks, and maintaining certain business operations and supporting the Broadwing network. The communications services division is now the major focus of the Company and revenues from the communications services division will account for most of Corvis’ revenues for the foreseeable future.

Equipment Technology and Products

We leverage our industry leading technology to implement innovative optical transport and switching solutions to fulfill carrier networking requirements. Our product lines include electrical/optical and all-optical switching products, ultra long-haul and point-to-point optical transport systems and network management software that enables seamless end-to-end network management. This range of product lines enables us to provide carriers solutions for their traditional ring networks, as well as their electrical/optical and all-optical mesh networks. Another advantage of our solution is our in-service migration strategy that enables carriers to migrate their current network infrastructure from point-to-point links to a more efficient all-optical mesh infrastructure. The flexibility afforded by the ability to migrate their network infrastructure enables carriers to maximize profitability by matching transport network infrastructure with service requirements and deployment strategies.

Corvis OCS

The Corvis Optical Convergence Switch (OCS) is one of the industry’s highest density, optical-electrical-optical (OEO) cross-connect switch providing standard point-to-point, ring and mesh networking functionality enabling carriers to deliver current SONET/SDH services. We believe the Corvis OCS provides the following advantages:

•	Lowers expenditures to install and operate a communications network by providing enhanced density, scalability and flexibility when compared to current legacy network devices;

•	Provides industry standard “open” interfaces to support multi-vendor compatibility with existing network equipment that complies with industry standards;

•	Provides for efficient management, grooming, and aggregation of up to 240 gigabits of STS-1 traffic in a single shelf;

•	Allows for in-service expansion on an incremental basis to provide “pay-as-you-grow” support for up to 720 gigabits of STS-1 traffic in a single rack;

•	Designed to support fully non-blocking switching capacity up to 11.5 terabits of STS-1 traffic in a single network element in the future;

•	Provides grooming and switching down to the STS-1/VC-4 level;

•	Facilitates rapid service provisioning of sub-wavelength and wavelength services across the optical transport infrastructure; and

•	Provides for protection and restoration of services across the optical transport infrastructure.

Corvis ON

The Corvis Optical Network (ON) is an innovative portfolio of integrated optical transport and all-optical switching products that utilizes industry leading technology to enable all-optical and electrical/optical networking solutions with ultra-long haul transport to support SONET/SDH, IP and other next-generation services over backbone networks. Our integration of these technologies allows carriers to build higher capacity, more flexible and more cost-effective networks. Our integrated ultra-long haul and long haul optical transport and all-optical switching products have been deployed in carrier networks, including Broadwing’s network, carrying commercial traffic for over three years.

Network Management

Our suite of software tools provides carriers with fault detection and administration and configuration at the service, element, and network levels in addition to network planning capabilities. Our software tools are designed to accelerate network planning and provisioning and the implementation of services across the optical network as well as to facilitate network monitoring, maintenance, and troubleshooting. This results in an end-to-end point-and-click management solution that helps carriers increase the speed of service delivery and revenue generating opportunities while reducing costs.

Competition

We compete in a rapidly evolving and highly competitive equipment market. The market for our products has historically been dominated by companies such as Alcatel, Cisco, Lucent, Nortel and Ciena. We expect to continue to compete with these and other established and new market entrants. We believe that the principal competitive factors in our market include:

•	price;

•	product performance, including high-capacity transmission over long distances without regeneration;

•	speed and cost of deployment;

•	speed and cost of service provisioning;

•	ability to reconfigure or increase network capacity;

•	integrated network management under software control;

•	compatibility with existing equipment;

•	ongoing customer service and support;

•	perceived financial strength and longevity; and

•	willingness to offer product financing.

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

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We require our employees and consultants to execute non- disclosure and proprietary rights agreements at the beginning of employment or consulting arrangements with us. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individual during the course of his or her work with us and require that all proprietary information disclosed to the individual remain confidential. We intend to enforce vigorously our intellectual property rights if infringement or misappropriation occurs. However, we do not expect that our proprietary rights in our technology will prevent competitors from developing competitive technologies.

Given the technological complexity of our products, we can give no assurance that claims of infringement will not be asserted against us or against our customers in connection with their use of our systems and products, nor can there be any assurance as to the outcome of any such claims. On July 19, 2000, Ciena filed a lawsuit alleging that we are willfully infringing three of Ciena’s patents relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. A fourth patent was subsequently added to the lawsuit. In general, the technologies at issue involve how some of our equipment is used to transmit and receive communication signals between two points in the network. In February 2003, interim jury trials were held on the issues of infringement and invalidity of the four patents. Corvis all-optical networking products were found not to infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. Corvis’ OC-192 inverse multiplexing transceiver product, which can generally be described as a device that separates higher speed signals into lower speed signals for transmission and then recombines the lower speed signals after transmission that can be used along with our all-optical networking products, was found to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis OC-48 transmitters and receivers convert the signals from optical form to an electronic form and back again, in a WDM system was found by a jury to infringe the patent, upon which a jury verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, we filed a motion to certify the record for interlocutory appeal to the U.S. Federal Circuit Court of Appeals and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending. In February 2004, our motion requesting a jury trial on a pending infringement issue was denied and we filed a Writ of Mandamus with the U. S. Federal Circuit Court of Appeals requesting that a retrial be ordered. See “Item 3. Legal Proceedings.”

We own more than 180 issued U.S. and foreign patents, and more than 200 pending U.S. and foreign patent applications. We also license certain patents covering components, which require us to pay modest royalties when used. These licenses are directed generally to the following technologies: the manufacture of Bragg Gratings; compression-tuned fiber gratings; temperature compensated optical waveguide devices; and wavelength selective optical switches. Most of these patent licenses expire on the earlier of the date the last licensed patent expires or is abandoned by the licensor. The licenses are expected to expire on February 16, 2014; September 30, 2014; December 26, 2009; and September 23, 2014, respectively. These expiration dates assume that the licensed patents are not abandoned at an earlier date by the licensor. Furthermore, the licenses may also terminate earlier if certain events occur, such as if we breach the contract.

At least some of these licenses provide for the inclusion of additional patents which were not included at the time of entering into the license. The additional patents, if any, may be U.S. or foreign patents. We may not be notified by the licensor when the additional patents, if any, are added to the license. As a result, it is possible for the scope and expiration dates of the licenses to be different than those specified above.

We also license certain software components for our network management software. These software licenses are perpetual but will generally terminate if we breach the agreement and do not cure the breach in a timely manner.

Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices or trade secret misappropriation. We have received claims of this kind in the past and we cannot assure you that we will not receive claims of this kind in the future as we seek to hire qualified personnel or that those claims will not result in material litigation. In March 1999, we filed suit against Ciena asking the court to invalidate noncompete agreements between Ciena and six former Ciena technicians and assemblers formerly employed by us. Ciena filed a counterclaim against us, the former employees and Dr. David Huber, our Chief Executive Officer and a former employee of Ciena, seeking injunctive relief and unspecified monetary damages for various alleged activities, including conspiracy, breach of contract, unfair competition and theft of intellectual property. Although we believed Ciena’s counterclaims to be unfounded, we ultimately settled the litigation without prejudice to either party. If Ciena were to refile this suit, or any other party were to file a similar suit, an adverse judgment could result in monetary damages or an injunction that could materially affect our business. In addition, as with any suit, regardless of the suit’s merits we could incur substantial costs defending ourselves and/or our employees. Also, defending ourselves from such claims could divert the attention of our management away from our operations.

Employees

As of December 31, 2003, we employed 1,213 persons, of whom 1,021 were engaged in our communications services division, 192 in our equipment services division including 36 in general corporate activities.

Item 2.	Properties.

Our properties consist primarily of plant and equipment used to provide communications services as well as administrative offices, sales offices, manufacturing and research facilities associated with our equipment division.

Plant and equipment associated with communication services consists of central office equipment, including switching and transmission equipment; our long haul fiber optic backbone; land and buildings. The majority of our fiber optic backbone has been developed through long-term indefeasible rights of use (IRU) agreements, in which we obtained the right to use specified fibers owned by third parties; or through construction of owned fiber optic facilities placed on third party properties under right-of-way agreements. The original term of these leases generally are 20 years.

We also operate a number of sales offices, customer care centers, and other facilities, such as research and development laboratories. The majority of these properties are leased.

Corvis Corporation continues to manage the deployment and utilization of its assets in order to meet its growth objectives while at the same time ensuring that these assets are generating value for our shareholders.

Item 3.	Legal Proceedings

Ciena

By letter dated July 10, 2000, Ciena Corporation (“Ciena”) informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. In general, the technologies at issue involve how some of our equipment is used to transmit and receive communication signals between two points in the network. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In February 2003, jury trials were held on the issues of infringement and invalidity of the remaining four patents. Our all-optical networking products were found by a jury not to infringe two of Ciena’s WDM patents. The jury did not reach a verdict on a third Ciena WDM patent, which is related to the two non-infringed WDM patents. Corvis’ OC-192 inverse multiplexing transceiver product, which can generally be described as a device that separates higher speed signals into lower speed signals for transmission and then recombines the lower speed signals after transmission that can be used along with our all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis OC-48 transmitters and receivers convert the signals from optical form to an electronic form and back again, in a WDM system was found by a jury to infringe the patent, upon which a jury verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, we filed a motion to certify the record for interlocutory appeal to the U.S. Federal Circuit Court of Appeals and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending. In February 2004, our motion requesting a jury trial on a pending infringement issue was denied and we filed a Writ of Mandamus with the U. S. Federal Circuit Court of Appeals requesting that a retrial be ordered.

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

Class Action Suit

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to our initial public offering on behalf of all persons who purchased our stock between July 28, 2000 and the filing of the complaints. Each of the complaints named as defendants: Corvis, our directors and officers who signed the registration statement in connection with our initial public offering along with 309 other defendants, and certain of the underwriters that participated in our initial public offering. Our directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of our common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and prejudgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

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

Qwest Investigations

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. We believe the first of these investigations does not involve any allegation of wrongful conduct on the part of Corvis. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Corvis and has conducted interviews with certain of our current and former officers and employees. This investigation, insofar as it relates to Corvis, appears to focus generally on whether Corvis’ transactions and relationships with Qwest and its employees were appropriately disclosed in Corvis’ public filings and other public statements.

In addition, the United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Corvis. In connection with that investigation, the U.S. Attorney has sought documents and information from Corvis and has conducted interviews from persons associated or formerly associated with Corvis, including certain Corvis officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither Corvis nor any of its current or former officers or employees is a target or a subject of the investigation.

Corvis is cooperating fully with these investigations. Corvis is not able, at this time, to determine when the SEC and/or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to Corvis will be. These investigations could result in substantial cost and a diversion of management’s attention that may have a material adverse effect on our business, financial condition and results of operations.

Other

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

Our common stock was traded on the Nasdaq National Market under the symbol “CORV” from July 27, 2000 until October 13, 2002. From October 14, 2002 until September 12, 2003, our common stock was traded on the Nasdaq Small Cap Market under the symbol “CORV”. Since September 15, 2003, our common stock has been traded on the Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low bid information as reported on the Nasdaq National Market or the Nasdaq Small Cap Market for our common stock.

	High	Low
Fiscal 2002
First Quarter (ended March 30, 2002)	$3.44	$1.08
Second Quarter (ended June 29, 2002)	$1.44	$0.64
Third Quarter (ended September 28, 2002)	$0.82	$0.51
Fourth Quarter (ended December 28, 2002)	$1.02	$0.47

Fiscal 2003
First Quarter (ended March 29, 2003)	$0.95	$0.47
Second Quarter (ended June 30, 2003)	$1.75	$0.57
Third Quarter (ended September 30, 2003)	$2.09	$1.14
Fourth Quarter (ended December 31, 2003)	$1.81	$1.28

As of February 28, 2004, there were 484,157,929 holders of record of our common stock.

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

You should read the following selected consolidated financial data along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those statements included in “Item 8. Financial Statements and Supplementary Data.” Operating results for historical periods are not necessarily indicative of the results that may be expected for future periods. During 1999, we changed our accounting reporting cycle from a calendar year-end to a 52- or 53-week fiscal year-end, ending on the Saturday closest to December 31 in each year. During 2003, we changed our accounting reporting cycle to a calendar year-end which did not result in a significant impact on our financial results.

	Year Ended
	January 1, 2000	December 30, 2000	December 29, 2001	December 28, 2002	December 31, 2003
	(in thousands except per share data)
Statement of Operations Data:
Revenue:
Communications services	$—	$—	$—	$—	$310,175
Equipment	—	68,898	188,450	20,208	4,139

Total revenue	—	68,898	188,450	20,208	314,314
Operating expenses:
Cost of revenue:
Communications services (excluding depreciation and amortization)	—	—	—	—	231,983
Equipment	—	42,943	333,487	84,884	33,036

Total cost of revenue	—	42,943	333,487	84,884	265,019
Research and development, excluding equity-based expense	39,674	84,161	127,795	97,372	46,802
Sales, general and administrative, excluding equity-based expense	21,739	59,810	84,818	71,308	151,735
Depreciation	2,567	6,900	27,615	35,301	34,529
Amortization of intangible assets	173	46,746	125,940	18,491	6,913
Equity-based expense	4,971	98,358	98,807	65,400	20,597
Restructuring and other charges	—	—	789,242	124,825	59,381
Purchased research and development	—	42,230	—	34,580	—

Total operating expenses	69,124	381,148	1,587,704	532,161	584,976
Operating loss	(69,124)	(312,251)	(1,399,254)	(511,953)	(270,662)
Other income (expense), net	(2,146)	28,640	21,161	4,193	9,804

Net loss before minority interest	(71,270)	(283,611)	(1,378,093)	(507,760)	(260,858)
Minority interest	—	—	—	—	387

Net loss	$(71,270)	$(283,611)	$(1,378,093)	$(507,760)	$(260,471)

Basic and diluted net loss per common share	$(2.33)	$(1.80)	$(3.94)	$(1.30)	$(0.60)
Weighted average number of common shares outstanding	30,599	157,349	349,652	392,012	430,596

	As of
	January 1, 2000	December 30, 2000	December 29, 2001	December 28, 2002	December 31, 2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$244,597	$1,024,758	$638,872	$457,833	$256,490
Short-term and long-term investments	—	—	21,907	46,583	40,332
Working capital	236,839	1,172,040	726,505	459,843	253,601
Total assets	307,279	2,381,836	978,825	610,318	528,615
Notes payable and capital lease obligations, net of current portion	38,771	45,909	4,702	2,746	2,500
Redeemable stock	—	30,000	—	—	—
Total stockholders’ equity	$239,625	$2,186,593	$888,853	$540,078	$397,669

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis along with our consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors including the risks discussed in “Factors That May Affect Our Future Results” below and elsewhere in this report.

Overview

Corvis Corporation operates two divisions that serve different elements within the communications industry. Our communications services division, acquired on June 13, 2003 and managed within our Broadwing Communications, LLC subsidiary (“Broadwing”), delivers data and Internet, broadband transport and voice communications services nationwide. Our equipment division designs, manufactures and sells high performance all-optical and electrical/optical communications systems that we believe accelerate carrier revenue opportunities and lower the overall cost of network ownership for carriers.

Until the Broadwing acquisition, the Corvis equipment division was the primary focus of our capital investment and the sole source of our revenues. Due to significant declines in the opportunities within the communications equipment market, the communications services division is now our major focus of capital investment for the Company. Revenues from the communications services division will account for most of Corvis’ revenues for the foreseeable future. Reflecting our realigned business focus, the communications services division comprised 99% of total revenue for fiscal year 2003, while the remaining 1% is attributable to equipment sales. Our equipment division has been restructured through staff reductions and other consolidation efforts that were completed in late 2003. The full effect of these cost reductions will be reflected starting in 2004. Our equipment division continues to service the networks of our existing customers, maintains certain centralized business operations and supports our Broadwing network. Because our consolidated results of operations only include the results of Broadwing since the acquisition date, the consolidated results of operations are not comparable to prior or future years.

Communications Services

On February 23, 2003, we entered into an agreement to invest approximately $129 million, including acquisition costs, for most of the assets and certain of the liabilities of Broadwing Communications Services, Inc. This purchase price was subject to a pre-closing reduction of up to $14.3 million if Broadwing Communications Services, Inc. failed to reach certain revenue and EBITDA targets it had established, and a post-closing reduction of an additional $10 million if certain EBITDA targets were not reached in a one-year period after the closing. The agreement also committed Broadwing Communications Services, Inc. to make capital expenditures of $3.0 million each month, consistent with its financial plan. On June 6, 2003, the parties agreed to reduce the purchase price by $7.2 million due to failure to meet the revenue target and by an additional $7.2 million for failure to achieve the targeted reduction in negative cash EBITDA, as defined in the agreement. An additional reduction in the purchase price of approximately $23 million was negotiated to reflect the seller’s desire to forego making additional required capital expenditures, such as equipment and network upgrades, and to accelerate the closing of the transaction. These reductions reduced the purchase price to $92.9 million, including acquisition costs. The Broadwing acquisition closed on June 13, 2003. Subsequently in November 2003, the parties agreed on an additional post-closing reduction in the purchase price to $81.1 million, as negotiated pursuant to working capital and receivable adjustment obligations set forth in the agreement.

Broadwing provides communications services to large enterprises, mid-market business and other communications service provider customers over a a nationwide facilities based network connecting 137 cities nationwide. We believe that Broadwing’s network and growth oriented strategy will enable Broadwing to compete effectively in the markets in which it operates. Broadwing’s optical network, capable of transmitting up to 800 Gbs per fiber, gives customers the benefit of high quality, technologically advanced solutions allowing for rapid provisioning, and highly flexible customized networking.

At the date of acquisition, Corvis owned a 96% interest and appointed 4 of the 6 board members of a holding company, which in turn owned Broading Communications, LLC. Cequel III, LLC (“Cequel”) contributed approximately $0.9 million for a 1% ownership interest and the ability to appoint 2 of the 6 holding company board members. Cincinnati Bell, previously the parent company of Broadwing Communications Services, Inc., retained a 3% non-voting equity interest. In addition, we entered into a management services agreement with Cequel under which Cequel would manage Broadwing.

On November 20, 2003, we acquired Cequel’s one percent equity stake and additional interests in Broadwing and terminated our management services agreement in exchange for a combination of cash and Corvis equity. In addition, we entered into a new master network services agreement to provide Cequel services at prices ranging from cost reimbursement to current market pricing. As a result of this agreement, we recorded restructuring charges of $18.5 million in the fourth quarter of 2003.

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

As part of the acquisition, the Company reduced its warranty reserve for that portion associated with previous equipment sales to Broadwing.

In February 2004, Corvis signed an agreement to acquire Focal Communications Corporation (“Focal”), a Chicago-based competitive local exchange carrier that provides voice and data solutions to enterprises, carriers and resellers for total consideration of $210 million, which will be comprised of approximately $101 million in equity to be issued to Focal’s equity holders and the assumption or payment of approximately $109 million of Focal’s existing debt and other long-term capital lease obligations. Focal operates in 23 Tier 1 markets from Boston to Miami and New York to Los Angeles, owns metro fiber footprint in nine Tier 1 national markets and maintains a 4,000 enterprise and wholesale/carrier customer base.

Corvis Equipment

Starting in 2001 and continuing through 2003, conditions within the general economy and communications sector in particular have resulted in reduced capital expenditures by carriers and a reduced demand for communications networking systems. These declines have had a severe adverse impact on our equipment revenue and results of operations. We cannot predict when or if market conditions will improve.

In response to these conditions, we have implemented a series of restructuring initiatives within our equipment division designed to decrease our business expenses and to conserve our resources. These actions included staff reductions, facility consolidations and the curtailment of discretionary spending. These restructuring plans have been reflected in our results of operations in 2001, 2002 and 2003. These plans are ongoing and will be reflected in our results of operations in the next quarter and beyond, as necessary. Our equipment division is now focused strategically on selective engagements with customers, including the U.S. government, servicing the networks of our existing customers, maintaining certain centralized business operations and supporting the Broadwing network.

In 2000, prior to the acquisition, Broadwing Communications Services, Inc. agreed to purchase our ON products and services as part of a multi-year purchase agreement. Since successfully completing field trials in July

2000, Broadwing Communications Services, Inc. deployed a wide range of our optical networking products, including our all-optical switch, to create a national all-optical network that has been in service for over three years. Prior to the acquisition, Broadwing was our largest customer representing sales of $114.2 million, $8.7 million and $0.5 million in 2001, 2002 and 2003, respectively. As a result of the Broadwing acquisition, future equipment revenues from sales to Broadwing will be eliminated in the consolidated financial statements.

In 2001, Wiltel Communications Group, Inc. (formerly Williams Communications, LLC) accepted a field trial system and agreed to purchase our optical networking products and services as part of a multi-year purchase agreement. Wiltel has deployed our integrated switching and transport equipment in their national network, which is currently in service carrying commercial traffic. Revenues attributable to Wiltel were $74.2 million and $1.0 million in 2001 and 2002, respectively. Purchase commitments totaling approximately $7.4 million remain under the Wiltel agreement, however, we are in discussions with Wiltel which could result in, among other things, reductions or elimination of this amount.

On April 22, 2002, we reached an agreement with Qwest Communications Corporation (“Qwest”) modifying the terms of previous agreements to purchase our products and services over a multi-year period. During 2002, we recognized revenue of $7.0 million under this agreement. During the fourth quarter of 2002, we reached an agreement with Qwest in which Qwest would purchase approximately $2.6 million of our equipment, subject to certain acceptance criteria and would pay $1.2 million in settlement of all remaining purchase obligations. We expect to recognize revenue associated with equipment sales to Qwest in the first half of 2004.

In the third quarter of 2002, we created a wholly owned subsidiary, Corvis Government Solutions, Inc., to provide optical networking solutions to the U.S. Federal Government. During the third quarter of 2002, Corvis Government Solutions secured its first contract and purchase order from the U.S. Federal Government for a limited field trial, which was accepted in the first quarter of 2003.

Most of our equipment customers have met or are approaching contractual minimum purchase commitments. We do not expect material sales of our ON product in the foreseeable future. While we do expect sales of our OCS product to the U.S. government and other customers, these sales will likely be at levels that are consistent with 2003 activities.

Critical Accounting Policies

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Some of these policies were adopted upon the Broadwing acquisition. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory obsolescence, asset impairment, revenue recognition, product warranty liabilities, allowance for doubtful accounts, and contingencies and litigation. We state these accounting policies in the notes to annual consolidated financial statements (see Item 8) and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions and the variances could be material.

Revenue Recognition

Communications Services. Switched services are billed monthly in arrears, while the revenue is recognized as the services are provided. Customers are billed in advance for month-to-month dedicated network services including certain data and broadband transport, while associated revenue is deferred and recognized as the services are provided. Indefeasible right-of-use, or IRU, agreements represent the lease of network capacity or dark fiber and are recorded as deferred revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases us from the obligation to provide future services, the remaining unamortized deferred revenue is recognized in the period in which the contract is terminated. Fees billed in connection with a service installation are deferred and recognized ratably over estimated contract lives.

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

Asset Impairment and Other Charges

Reflecting continued unfavorable economic conditions and continued lack of expected equipment sales, our board of directors approved plans from 2001 through 2003 for the restructuring of equipment division operations including the consolidation of facilities, reduction in the number of employees and the outsourcing of a majority of our manufacturing capabilities. These decisions, as well as reductions in projected sales and cash flows, have resulted in various asset impairment charges, which are based on recoverability estimates and estimated fair values. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change that would reduce the estimated recoverability of our assets, additional restructuring and impairment charges may be required.

Intangible Assets

We have recorded intangible assets resulting from our acquisitions. We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and other intangible assets with an indefinite life will be tested for impairment at least annually. The impairment test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment may exist, and the second step of the test is performed. In the second step, the fair value of the intangible asset is compared with the carrying value, and an impairment loss will be recognized to the extent that the carrying value exceeds the fair value.

We are required to review the recoverability of our goodwill and other intangible assets with indefinite lives, at least annually. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change that would reduce the estimated recoverability of these assets, impairment charges may be required.

Litigation

In July 2000, Ciena Corporation (“Ciena”) informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. In general, the technologies at issue involve how some of our equipment is used to transmit and receive communication signals between two points in the network. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena’s patents relating to dense wavelength division multiplexing communications technologies. On March 5, 2001, a motion was granted allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In February 2003, jury trials were held on the issues of infringement and invalidity of the four patents. Our all-optical networking products were found not to infringe two of Ciena’s WDM patents. The jury did not reach a verdict on a third Ciena WDM patent, which is related to the two non-infringed WDM patents. Corvis’ OC-192 inverse multiplexing transceiver product, which can generally be described as a device that separates higher speed signals into lower speed signals for transmission and then recombines the lower speed signals after transmission that can be used along with our all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis OC-48 transmitters and receivers convert the signals from optical form to an electronic form and back again, in a WDM system was found by a jury to infringe the patent, upon which a jury verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, we filed a motion to certify the record for interlocutory appeal to the U.S. Federal Circuit Court of Appeals and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending. In February 2004, our motion requesting a jury trial on a pending infringement issue was denied and we filed a Writ of Mandamus with the U.S. Federal Circuit Court of Appeals requesting that a retrial be ordered.

While management believes that we will ultimately prevail, we cannot be certain that the interim jury verdicts of infringement will be overturned, or that infringement of other patents in the suit will not be found in later legal proceedings. We expect that Ciena will attempt to use the interim jury verdicts and the possibility of an injunction to disrupt our equipment sales efforts and customer relationships. To the extent it is necessary, a trial to determine damages will be held following any appeals. Such appeals can take up to a year or more before final determination. Based on the current status of the litigation, we cannot reasonably predict the likelihood of any final outcome.

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

By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Corvis action. On April 19, 2002, plaintiffs filed amended complaints in each of the IPO allocation actions, including the Corvis action. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to the Company, the Section 10(b) and Rule 10b-5 claims, alleging that the Company participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. On June 26, 2003, the plaintiffs’ executive committee announced a proposed settlement between plaintiffs, on the one hand, and the issuer defendants and their respective officer and director defendants, including the Company and its named officers and directors, on the other. A memorandum of understanding to settle plaintiffs’ claims against the issuers and their directors and officers has been approved by each of the 309 issuer defendants, including the Company. The settlement agreement is currently being prepared by the parties but has not yet been entered into. The proposed settlement is also subject to approval by the district court. The principal components of the proposed settlement include (i) a release of all of plaintiffs’ claims against the issuer defendants and their officers and directors which have, or could have, been asserted in this litigation arising out of the conduct alleged in the amended complaints to be wrongful, (ii) the assignment by the issuers to the plaintiffs of certain potential claims against the underwriter defendants and the agreement by the issuers not to assert certain claims against the underwriter defendants, and (iii) an undertaking by the insurers of the issuer defendants to pay to plaintiffs the difference (the Recovery Deficit) between $1 billion and any lesser amount recovered from the underwriter defendants in this litigation. If recoveries in excess of $1 billion are obtained by plaintiffs from the underwriters, the insurers of the settling issuer defendants will owe no money to the plaintiffs. The proposed settlement does not resolve plaintiffs’ claims against the underwriter defendants. While it is possible that the underwriter defendants and the plaintiffs may settle their claims eventually, pre-trial activity continues, including the selection by the plaintiffs of five issuer test cases on which to determine certain class certification matters. We have been selected as one of the five issuer test cases for that matter. However, in accordance with the terms of the proposed settlement, we do not anticipate that our continued involvement as a test case regarding this matter or any other, will result in any additional liability for the Company. We cannot be certain that we will not be subject to additional claims in the future, including claims brought by the underwriter defendants still involved in the litigation.

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. We believe the first of these investigations does not involve any allegation of wrongful conduct on the part of Corvis. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Corvis and has conducted interviews with certain current and former officers and employees. This investigation, insofar as it relates to Corvis, appears to focus generally on whether Corvis’ transactions and relationships with Qwest and its employees were appropriately disclosed in Corvis’ public filings and other public statements.

In addition, the United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Corvis. In connection with that investigation, the U.S. Attorney has sought documents and information from Corvis and has conducted interviews from persons associated or formerly associated with Corvis, including certain Corvis officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither Corvis nor any of its current or former officers or employees is a target or a subject of the investigation.

Corvis is cooperating fully with these investigations. Corvis is not able, at this time, to say when the SEC and/or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to the Company will be. These investigations could result in substantial costs and a diversion of management’s attention that may have a material adverse effect on our business, financial condition and results of operations.

We and our subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Results of Operations

Selected financial data (in thousands):

	Year Ended
			December 31, 2003
	December 29, 2001	December 28, 2002	Equipment	Communications Services	Total
Revenue:
Communications services	$—	$—	$—	$310,175	$310,175
Equipment	188,450	20,208	4,139	—	4,139

Total revenue	188,450	20,208	4,139	310,175	314,314

Operating expenses:
Cost of revenue:
Communications services	—	—	—	231,983	231,983
Equipment sales	333,487	84,884	33,036	—	33,036

Total cost of revenue	333,487	84,884	33,036	231,983	265,019
Research and development, excluding equity-based expense	127,795	97,372	46,802	—	46,802
Selling, general and administrative, excluding equity-based expense	84,818	71,308	37,483	114,252	151,735
Depreciation	27,615	35,301	18,884	15,645	34,529
Amortization	125,940	18,491	4,636	2,277	6,913
Equity-based expense	98,807	65,400	20,597	—	20,597
Restructuring and other charges	789,242	124,825	40,893	18,488	59,381
Purchased research and development	—	34,580	—	—	—

Operating loss	(1,399,254)	(511,953)	(198,192)	(72,470)	(270,662)
Other income (expense), net	21,161	4,193	9,934	(130)	9,804

Net loss before minority interest	(1,378,093)	(507,760)	(188,258)	(72,600)	(260,858)
Minority interest	—	—	—	387	387

Net loss	$(1,378,093)	$(507,760)	$(188,258)	$(72,213)	$(260,471)

Year ended December 31, 2003 compared to year ended December 28, 2002

Revenue. Revenue increased to $314.3 million for the fiscal year ended December 31, 2003 from $20.2 million for the fiscal year ended December 28, 2002 principally due to the inclusion of $310.2 million of Broadwing communications services revenue earned after the June 13, 2003 acquisition through year end.

Communications Services Revenue.

Communications services revenue consists of the sale of data and Internet, broadband transport and voice communication services. Data and Internet sales consist of high-speed data transport utilizing technology based on Internet protocol (“IP”) and ATM/frame relay. Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Voice services consist of dedicated and billed minutes of use; primarily for the transmission of voice long distance services on behalf of wholesale and retail customers. A summary of communications services revenue is as follows:

	Quarter Ended
	June 30, 2003*	September 30, 2003	December 31, 2003	Total
Data and internet services	$6,090	$34,053	$34,037	$74,180
Broadband transport	10,586	56,272	57,136	123,994
Voice services	10,021	52,799	49,181	112,001

Total communications services revenue	$26,697	$143,124	$140,354	$310,175

*	Includes revenues beginning on the date of acquisition, June 13, 2003.

Communications services revenues totaled $310.2 million for the fiscal year ended December 31, 2003 reflecting two full quarters of Broadwing operations. Prior to the acquisition, Broadwing Communications Services, Inc. revenues had declined substantially as a result of the downturn within the communications industry and intense price competition. Since the date of acquisition and with consideration to seasonality from varying business days within each reporting period, we have seen a stabilization in the decline of revenue in data and Internet, broadband transport and voice services. Competition and pricing pressures continue to affect Broadwing in all of its product lines. To address these issues, we focus our efforts on selling higher margin products to larger customers with complex communications needs, developing new products that differentiate Broadwing from its competition and reducing incremental service costs to allow us to better compete on the sale of price sensitive products.

Significant portions of Broadwing Communication Services, Inc.’s historical revenues were generated through indefeasible right-of-use agreements (“IRU”), whereby the customer leases network capacity or dark fiber. The buyer of IRU services typically pays cash upon the execution of the contract and the associated revenue is deferred and then recognized over the life of the agreement. At the date of acquisition, the Company recorded the deferred revenue associated with acquired IRU contracts at fair value, which was substantially less than historical book value. As a result, the Company expects that revenues from IRU’s will be significantly less than those previously reported by Broadwing Communications Services, Inc. IRU revenues totaled $3.3 million for the year ended December 31, 2003.

Equipment Revenues. Equipment revenue decreased to $4.1 million for the fiscal year ended December 31, 2003 from $20.2 million for the fiscal year ended December 28, 2002, reflecting a continued decrease in the volume of equipment sales. Most of our customers have met or are approaching contractual minimum purchase commitments. A significant portion of our future revenue will therefore depend on the amount and timing of new firm order commitments from existing customers, as well as new contract wins. Given our historical declines in equipment sales and the focus of our investment away from our equipment division, revenues associated with the sale of our equipment and services will likely remain at current or lower levels for the next quarter and beyond.

Cost of Revenues. Cost of revenues increased to $265.0 million for the fiscal year ended December 31, 2003 from $84.9 million for the fiscal year ended December 28, 2002 principally due to the inclusion of approximately $232.0 million for Broadwing communications services costs of revenue incurred after the June 13, 2003 acquisition through year end.

Communications Services Cost of Revenue. Communications services cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Communications services cost of revenue totaled $232.0 million for the fiscal year ended December 31, 2003, reflecting operations for the period June 13, 2003 through December 31, 2003. During the third quarter of 2003, we began making capital expenditures associated with our network assets in the form of fiber and equipment purchases designed to reduce the access charges we incur. During this process, our cost of sales may increase due to one-time charges as we transition to lower cost network alternatives. There can be no assurance, however, as to the amount or timing of the cost savings we are attempting to achieve.

Equipment Cost of Revenue. Equipment cost of revenue decreased to $33.0 million for the fiscal year ended December 31, 2003 from $84.9 million for the fiscal year ended December 28, 2002. Equipment cost of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and manufacturing overhead including depreciation. As a result of our restructuring plans and excess inventories resulting from reduced capital expenditures by telecommunication carriers, we recorded inventory impairment charges as a cost of revenue totaling $31.2 million during 2003 and $68.8 million during 2002. At December 31, 2003, inventory balances relate principally to manufactured items built to fulfill firm customer orders. We do not anticipate inventory build-ups in excess of firm customer orders. As a result, we do not expect significant inventory impairment charges in the coming quarters.

Research and Development Expense, Excluding Equity-Based Expense. Research and development expense, all of which is included in our equipment division, excluding equity-based expense, consists primarily of personnel, material, laboratory and facilities costs related to the design of our hardware and software equipment products. All costs related to product development, both hardware and software, are recorded as expenses in the period in which they are incurred. Due to the timing and nature of the expenses associated with research and development, significant quarterly fluctuations may result.

Research and development expenses, excluding equity-based expense, decreased to $46.8 million for the fiscal year ended December 31, 2003 from $97.4 million for the fiscal year ended December 28, 2002. The decrease in expense was primarily attributable to the effect of cost savings initiatives including staff reductions, facilities and equipment consolidation and the curtailment of certain discretionary spending. During 2003, we reduced our research and development staff from 519 to 105 employees. Remaining research and development efforts will be focused on a limited number of strategic initiatives. As a result, we expect research and development expense to be lower in future quarters.

Sales, General & Administrative, Excluding Equity-Based Expense. Sales, general & administrative expense, excluding equity-based expense, consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales, network operations, network engineering and administrative support functions. In addition, sales, general and administrative charges include laboratory trial systems provided to equipment customers and trade shows.

Sales, general and administrative expense, excluding equity-based expense, increased to $151.7 million for the fiscal year ended December 31, 2003 from $71.3 million for the fiscal year ended December 28, 2002. The increase was primarily due to the inclusion of approximately $114.3 million of sales, general and administrative expenses related to Broadwing since the acquisition date.

Depreciation expense. Depreciation expense decreased to $34.5 million for the fiscal year ended December 31, 2003 from $35.3 million for the fiscal year ended December 28, 2002. This decrease is primarily due to $107.7 million asset impairment charges recorded in fiscal year 2002, offset in part by an increase in depreciation associated with the Broadwing assets.

Amortization of Intangible Assets. Amortization of intangible assets expense decreased to $6.9 million for the fiscal year ended December 31, 2003 from $18.5 million for the fiscal year ended December 28, 2002. The decrease is attributable to declines in amortizable intangible assets in the equipment division due to previously recorded impairment charges. We record amortization expense associated with certain intangible assets with finite useful lives, such as acquired customer relationships and in-place contracts licenses with lives ranging from three to nine years.

Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value.

Equity-based expense related to research and development and sales, general and administrative functions for the fiscal year ended December 31, 2003 decreased to $20.6 million from $65.4 million for the fiscal year ended December 28, 2002. The decrease in equity-based compensation resulted from a decrease in employee headcount within our equipment division. However, in 2003, the Company granted a number of employee incentive stock options with exercise prices below fair value. As a result, we recorded increased expense in the second half of 2003 and we expect these expenses to continue in the coming quarters.

Inventory write-downs, Restructuring and Other Charges. Starting in 2001 and continuing through 2003, conditions within the general economy and communications sector have resulted in reduced capital expenditures by carriers and a reduced demand for communications networking systems. These declines have had a severe adverse impact on Corvis equipment revenue and the results of operations within the equipment division. Management cannot predict when or if market conditions will improve.

In response to these conditions, our equipment division has been restructured through staff reductions and other consolidation efforts and is now focused strategically on selective customer engagements principally related to our OCS product. In addition, the equipment division continues to service the networks of existing customers, maintains certain centralized business operations and supports the Broadwing network. These restructuring plans have been reflected in the results of operations in 2001, 2002, and 2003, and management will continue to assess the need for additional restructurings in response to economic changes or strategic initiatives in the future.

We are continually evaluating the recoverability of our long-lived assets in light of these initiatives and the projected economic and operating environment.

As a result, we recorded the following charges in 2002 and 2003 (in thousands):

	Year Ended
	December 28, 2002	December 31, 2003
Equipment cost of sales —inventory write-downs and other	$68,785	$31,163

Restructuring, impairment and other charges:
Workforce reductions and facilities consolidation	17,139	24,943
Valuation and impairment of long-lived assets	107,686	15,950
Contract termination charges—Communications Services Division	—	18,488

Total restructuring, impairment and other charges	124,825	59,381

Other income, net —impairment of strategic equity investments	4,978	385

Total restructuring and related charges	$198,588	$90,929

Equipment Cost of Sales—Inventory Write-downs and Other.

We write down inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. As a result of the decline in spending by communications carriers and the discontinuation of certain products, the Company recorded $68.8 million and $31.2 million in inventory write-downs and other related charges in 2002 and 2003, respectively.

Workforce Reductions and Facility Consolidation.

2002. During 2002, workforce reduction programs continued and resulted in the elimination of approximately 300 positions and $19.6 million in related charges. In addition, we recorded approximately $2.5 million associated with adjustments to reduce estimated facility consolidation accruals recorded in prior periods.

2003. During 2003, workforce reduction programs continued and resulted in the elimination of approximately 600 positions and charges of $15.6 million. In addition we recorded approximately $9.3 million associated with facility consolidation and the cumulative effect of the foreign currency impact associated with the shut down of our French operations and write-off of accumulated translation adjustment losses.

Valuation and Impairment of Long-lived Assets.

2002. SFAS 142 requires that goodwill be tested for impairment initially within one year of adoption (transitional test) and at least annually thereafter. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared with the carrying value of the goodwill, and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill.

If an impairment loss exists as a result of the transitional goodwill impairment test, the implementation of SFAS 142 could result in a one-time charge to earnings as a cumulative effect of an accounting change. In January 2002, the Company performed the transitional test and determined that no adjustment to carrying value was required.

In performing the annual test in 2002, the Company determined the estimated fair value of its reporting units and compared it to the carrying value of the reporting unit. As a result of the comparison, there was an indication that a certain reporting unit’s goodwill may have been impaired and the second step of the impairment test was performed.

In the second step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of the goodwill was determined by allocating the fair value of the reporting unit to all of the assets and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. As a result of the second step of the impairment test, in the fourth quarter of 2002, the Company recognized an impairment charge of approximately $15.5 million as a component of restructuring, impairment and other charges.

Also in 2002, the Company announced a multi-year manufacturing outsourcing agreement with Celestica, a provider of electronics manufacturing services. Under the agreement, the Company transitioned substantially all of its manufacturing capabilities to Celestica with the exception of final assembly, system integration and testing capabilities. In addition, the Company further reduced its headcount and operations as part of restructuring plans implemented during 2002. In connection with these restructuring initiatives, certain fixed assets were decommissioned and the recoverability of the long-lived assets still in use was reviewed. As a result, in the fourth quarter of 2002, we recorded charges totaling $92.2 million associated with the impairment of certain fixed assets, patents and intellectual property.

2003. In 2003, in light of projected market conditions associated with our equipment division, the Company performed an analysis as to the recoverability of our long-lived assets, using discounted projected cash flows for each reporting unit. As a result, we recorded a write-down of fixed assets totaling $6.7 million and a write-down of intangible assets totaling $9.3 million.

Cequel Contract Termination Charges

At the date of the Broadwing acquisition, Corvis owned a 96% interest and the ability to appoint 4 of the 6 board members in a holding company which in turn owned Broadwing Communications LLC. Cequel contributed approximately $0.9 million for a 1% ownership interest and the ability to appoint 2 of the 6 board members. Cincinnati Bell, previously the parent company of Broadwing Communications Services, Inc., retained a 3% non-voting equity interest. In addition, we entered into a management services agreement with Cequel under which Cequel would manage Broadwing.

On November 20, 2003, we acquired Cequel’s one percent equity stake and additional interests and terminated the management services agreement. In aggregate, Corvis paid $2.9 million as a return of Cequel’s initial investment, as final payment for services rendered, for termination of the Cequel management services agreement, and in exchange for ongoing consulting services. Corvis now owns 97% of the equity interest in Broadwing Communications and maintains 100% control, including the ability to appoint all 6 holding company board members. Cincinnati Bell continues to retain a 3% non-voting equity stake in Broadwing. As additional consideration, we also issued, and agreed to register with the Securities and Exchange Commission, 2.75 million shares of Corvis common stock to Cequel and granted them a warrant to purchase an additional 7.25 million shares at prices ranging from $1.37, the closing price on November 20, to $2.25 per share. As part of this agreement, Corvis entered into a 15-year network services agreement with Cequel in which the Company will provide network services at prices ranging from incremental cost reimbursement to current market pricing. In addition, Cequel agreed to provide certain consulting services to Corvis over the next four-years and will act as a non-exclusive sales agent for Broadwing products and services, for which they will receive sales commissions. Corvis recorded a charge in the fourth quarter of $18.5 million equal to the excess of the fair value of the cash, equity and services committed over the fair value of Cequel’s ownership interest and services performed.

Strategic Equity Investments. In prior years, the Company made strategic equity investments in certain non-public startup companies totaling $17.6 million. These investments were carried at cost as the Company owns less than 20 percent of the voting equity and does not have the ability to exercise significant influence over these companies. During 2002 and 2003, the Company recorded charges totaling $4.9 million and $0.4 million, respectively, associated with the other than temporary impairment of these investments resulting from the impact of economic conditions on certain of these investees. The carrying value of these investments was fully impaired at December 31, 2003.

Other income net. Other income, net increased to $9.8 million for the fiscal year ended December 31, 2003 from $4.2 million for the fiscal year ended December 28, 2002. The increase is attributable primarily to charges of approximately $5.0 million related to the write-down of strategic non-controlling equity investments in 2002 and $4.9 million from gains on the disposal of fixed assets, the settlement of certain insurance claims and settlement of certain claims with Qwest recognized in 2003, offset in part by a $5.5 million decrease in interest income due to lower average invested balances.

Year ended December 28, 2002 compared to year ended December 29, 2001

Revenue. Revenue decreased to $20.2 million for the fiscal year ended December 28, 2002 from $188.5 million for the fiscal year ended December 29, 2001. The decrease in revenue was attributable to a decrease in demand for optical communications systems. Revenue for the years ended 2002 and 2001 is attributable to five customers and two customers, respectively. In 2002, Broadwing Communications Services, Qwest Communications Corporation, Wiltel Communications Group, Inc. (formerly known as Williams Communications, LLC), Telefonica de Espana S.A.U., and France Telecom represented $8.7 million or 43% of total revenue, $7.0 million or 35% of total revenue, $1.0 million or 5% of total revenue, $2.3 million or 11% of total revenue, and $1.2 million or 6% of total revenue, respectively. In 2001, Broadwing and Wiltel represented $114.2 million or 61% of total revenue and $74.3 million or 39% of total revenue, respectively. Services, including customer support, installation and training, represented 28% and 5% of total revenue in 2002 and 2001, respectively.

Cost of sales. Cost of revenues decreased to $84.9 million for the fiscal year ended December 28, 2002 from $333.5 million for the fiscal year ended December 29, 2001, principally due to a decline in demand for our products and impairment charges associated with our restructuring initiatives.

Cost of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead related to our manufacturing and engineering, finishing and installation operations. As a result of discontinued product lines under our restructuring plans and excessive inventories due to reduced capital expenditures by communications carriers, we recorded cost of revenue charges totaling $68.8 million in 2002 and $216.5 million in 2001.

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

Research and development expenses, excluding equity-based expense, decreased to $97.4 million for the year ended December 28, 2002 from $127.8 million for the year ended December 29, 2001. The decrease in expenses was primarily attributable to a reduction in prototype material usage.

Sales, General, and Administrative, Excluding Equity-Based Expense. Sales, general, and administrative, excluding equity-based expense, consists primarily of salaries and related personnel costs, laboratory trial systems provided to customers, trade shows, other marketing programs, executive, financial, legal, information systems and other administrative responsibilities.

Sales, general and administrative excluding equity-based expense, decreased to $71.3 million for the year ended December 28, 2002 from $84.8 million for the year ended December 29, 2001. The decrease in expenses was primarily attributable to a reduction in headcount and marketing and tradeshow programs offset, in part, by an increase in lab trial expenses.

Depreciation expense. Depreciation expense increased to $35.3 million for the fiscal year ended December 28, 2002 from $27.6 million for the fiscal year ended December 29, 2001. The increase was primarily associated with a higher average depreciable asset base throughout the year.

Amortization of Intangible Assets. Historically, amortization of intangible assets primarily related to the amortization of goodwill associated with the acquisition of Algety Telecom S.A. As a result of the issuance of SFAS No. 142, we no longer record amortization of goodwill as of January 1, 2002. Under SFAS No. 142, goodwill is tested at least annually for impairment. Intangible assets that are separate and have finite useful lives, such as acquired patent rights and intellectual property licenses, continue to be amortized over their useful lives.

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

	Year Ended
	December 29, 2001	December 28, 2002
Cost of sales—inventory write-down and other	$216,535	$68,785

Restructuring and other:

Workforce and facility reductions	77,719	17,139
Valuation and impairment of long-lived assets, including goodwill	711,523	107,686

Total restructuring and other charges	789,242	124,825

Other charges—impairment of strategic equity investments	12,301	4,978

Total restructuring and impairment charges	$1,018,078	$198,588

Cost of Sales—Inventory Write-downs and Other. We write down our inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. As a result of the decline in spending by communications carriers and the discontinuation of certain products, we recorded $68.8 million in 2002 and $216.5 million in 2001 in inventory write-downs and other related charges.

Workforce Reductions and Facility Consolidation. During 2001, we initiated companywide workforce reduction programs that resulted in the elimination of approximately 650 positions and associated charges of approximately $24.5 million. In addition, we recorded approximately $53.2 million in charges associated with the cost of closing certain facilities.

During 2002, workforce reduction programs continued including substantial reductions in our French operations and resulted in the elimination of approximately 300 positions and $19.6 million in related charges offset in part by approximately $2.5 million associated with adjustments to reduce facility consolidation accruals recorded in prior periods.

Valuation and Impairment of Long-lived Assets. In 2001, in light of current and projected market conditions within the communications industry, we performed an analysis as to the recoverability of our long-lived assets. As a result, we recorded a write-down of goodwill totaling $711.5 million associated with our July 2000 acquisition of Algety S.A., a French company that develops and markets high-capacity, high-speed optical networking equipment.

In 2002, we adopted SFAS No. 142 and ceased amortizing goodwill. In the fourth quarter of 2002, under the provisions of SFAS No. 142 and SFAS No. 144, we completed an impairment review of our goodwill. Based on the assessment, we recorded a write-down of goodwill and intangible assets totaling $33.0 million associated with our May 2002 acquisition of Dorsál Networks.

Also in 2002, in light of the outsourcing of our manufacturing operations and the reduction of research and development initiatives, we decommissioned certain fixed assets and reviewed the recoverability of the long- lived assets still in use. As a result, in the fourth quarter of 2002, we recorded impairment charges totaling $74.7 million.

Other Charges—Impairment of Strategic Equity Investment. We have made strategic equity investments in certain startup companies totaling $17.6 million. These investments are initially carried at cost as we own less than 20% of the voting equity and do not have the ability to exercise significant influence over these companies. We recorded charges within other income, net totaling $4.9 million in 2002 and $12.3 million in 2001, associated with the permanent impairment of these investments resulting from the impact of economic conditions on certain of these investees.

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

Interest Income (Expense), Net. Interest income, net of interest expense, decreased to $4.2 million for the year ended December 28, 2002 from $21.2 million of net interest income for the year ended December 29, 2001. The decrease was primarily attributable to lower average invested cash balances from the proceeds of our initial public offering and other private placements, lower average returns on investments net of charges associated with the write-down of certain strategic equity investments.

Liquidity and Capital Resources

Overview

Since inception through December 31, 2003, we have financed our operations, capital expenditures and working capital primarily through public and private sales of our capital stock. At December 31, 2003, our cash and cash equivalents and investments totaled $296.8 million. During 2003 and early in 2004, we have entered into a series of significant transactions, including:

•	In June 2003, we invested approximately $81.1 million in cash, net of subsequent purchase adjustments and acquisition costs, to acquire most of the assets and certain of the liabilities of Broadwing Communications Services, Inc.

•	In August 28, 2003, we completed a private placement of 67.3 million shares of common stock for net proceeds of $73.8 million.

•	In November 2003, we acquired an additional one percent interest in Broadwing and terminated our management services agreement with Cequel for a combination of cash, equity and other consideration. We recorded an $18.5 million restructuring charge associated with this transaction.

•	In February 2004, we completed a private placement of senior unsecured convertible notes for proceeds of $225 million.

•	Also in March 2004, we agreed to acquire Focal Communications Corporation (“Focal”) for total consideration of $210 million.

Operating Cash Flow

Net cash used in operating activities was $183.4 million, $136.9 million and $255.5 million for the years ended December 31, 2003, December 28, 2002 and December 29, 2001, respectively. Cash used in operating activities for the year ended December 31, 2003 was primarily attributable to a net loss of $260.5 million, and changes in operating assets and liabilities of $56.0 million, offset in part by non-cash charges including depreciation and amortization of $41.4 million, equity-based expense of $20.6 million, and certain non-cash restructuring and other charges of $71.5 million. Cash used in operating activities for the year ended December 28, 2002 was primarily attributable to a net loss of $507.8 million, offset in part by non-cash charges including depreciation and amortization of $70.7 million, equity-based expense of $65.4 million and purchased research and development expense of $34.6 million associated with our acquisition of Dorsal Networks in May 2002 and certain non-cash restructuring charges of $188.5 million. Cash flows from operating activities were further offset by changes in operating assets and liabilities of $11.7 million.

Investing Cash Flow

Net cash used in investing activities for the years ended December 31, 2003, December 28, 2002 and December 29, 2001 was $86.0 million, $36.8 million and $131.5 million, respectively. The increase in net cash used in investing activities for the fiscal year ended December 31, 2003 was primarily attributable to the $81.1 million acquisition, net of purchase adjustments and acquisition costs, of most of the assets and certain liabilities of Broadwing Communications Services, Inc., purchases of property and equipment of $12.2 million and increases in deposits and other long-term investments, offset in part by net sales of short and long-term investments. The decrease in net cash used in investing activities for the year ended December 28, 2002 was primarily attributable to significant reductions in capital expenditures.

On February 23, 2003, we originally agreed to invest approximately $129.0 million, including acquisition costs for most of the assets and certain of the liabilities of Broadwing Communication Services, Inc. This purchase price was subject to a pre-closing reduction of up to $14.3 million if Broadwing Communications Services, Inc. failed to reach certain revenue and EBITDA targets it had established and a post-closing reduction of an additional $10 million if certain EBITDA targets were not reached in a one-year period after the closing. The agreement also committed Broadwing Communications Services, Inc. to make capital expenditures of $3 million each month, consistent with its financial plan. On June 6, 2003, the parties agreed to reduce the purchase price by $7.2 million due to failure to meet the revenue target and by an additional $7.2 million for failure to achieve the targeted reduction in negative cash EBITDA, as defined in the agreement. An additional reduction in the purchase price of approximately $23 million was negotiated to reflect the seller’s desire to forego making additional required capital expenditures such as equipment and network upgrades and to accelerate the closing of the transaction. These reduction reduced the purchase price to $92.9 million including acquisition costs. The Broadwing acquisition closed on June 13, 2003. Subsequently in November 2003, the parties agreed on an additional post-closing reduction in the purchase price to $81.1 million, including acquisitions costs as negotiated pursuant to working capital and receivable adjustment obligations set forth in the agreement and our release of any rights to the post-closing adjustment as a result of failure to meet post-closing EBITDA targets.

In February 2004, we signed an agreement to acquire Focal Communications Corporation (“Focal”), a Chicago-based competitive local exchange carrier that provides voice and data solutions to enterprises, carriers and resellers for a total consideration of $210 million, which will be comprised of approximately $101 million in equity to be issued to Focal’s equity holders and the assumption or payment of approximately $109 million of Focal’s existing debt and other long-term capital lease obligations. Focal operated in 23 Tier 1 markets from Boston to Miami and New York to Los Angeles and owns metro fiber footprint in nine Tier 1 national markets and maintains a 4,000 enterprise and wholesale/carrier customer base.

As part of our efforts to lower overall cost of service associated with Broadwing, we have implemented a series of capital projects associated with the Broadwing network infrastructure. These capital programs will continue in 2004 with projected spending of $3.0 to $6.0 million per quarter. During 2003, capital projects included $13.7 million of equipment division inventory that was transferred to the Broadwing network at its net carrying value. As part of our efforts to improve and expand the Broadwing network, we will likely install Corvis inventory that has previously been written-down to zero value as well as network elements previously capitalized as research and development fixed assets within our equipment division. The decision to use this equipment is dependent on further cost-benefit analysis, expansion requirements and interoperability.

Financing Cash Flow

Net cash provided by financing activities for the year ended December 31, 2003 was $67.6 million, primarily attributable to the August 28, 2003 private placement of approximately 67.3 million shares of common stock for proceeds of $73.8 million, net of offering costs and proceeds from stock and warrant exercises offset in part by treasury stock purchases and capital lease payments. We have granted the private placement investors additional investment rights to purchase up to an additional 13.5 million shares of our common stock at $1.30 per share. Net cash used in financing activities for the year ended December 28, 2002 was $10.0 million, primarily attributable to the repayment of principal on notes and capital leases as well as the purchase of treasury stock. Net cash provided by financing activities for the year ended December 29, 2001 was $1.5 million, primarily attributable to the sale of investments associated with restricted cash and proceeds from stock options and warrants exercised, offset in part by the repayment of principal on notes and capital leases.

In February 2004, Corvis completed a private placement of $225 million of senior unsecured convertible notes with several institutional investors. The rates have a final maturity date of two years from issuance and bear interest at a rate of five percent per annum. Interest is payable quarterly at Corvis’ option in cash or, subject to certain conditions, in registered shares of Corvis common stock at a five percent discount to the Company’s common stock trading price at the time of payment. The notes are convertible at the investors’ option at any time into Corvis common stock at a fixed conversion price of $5.75 per share, subject to anti-dilution adjustments. Principal is payable in quarterly installments beginning August 19, 2004. We intend to use the net proceeds to support the general operations of our Broadwing subsidiary and to support new market initiatives within Broadwing, as for well as working capital requirements for strategic acquisitions.

Corvis has the option, beginning six months after closing (August 19, 2004), to cause the investors to subscribe to the placement of up to an additional $75 million in senior unsecured convertible notes having a final maturity date of two years after that issuance and otherwise having similar terms as the initial senior unsecured convertible notes.

We are contractually committed to register shares that investors bought in connection with our August 28, 2003 private placement. However, we have been unable to do so due to Broadwing’s predecessor auditors’ inability to consent to our referencing certain financial statements they audited relating to the Broadwing business while it was owned by Cincinnati Bell. Allegations have been made that such financial statements contained inaccuracies and Cincinnati Bell’s Audit Committee has launched an internal investigation. Until we, and the predecessor auditors, are satisfied that such allegations have been appropriately addressed or until we no longer are required to reference such financials, expected in mid-2005, we will be unable to register the private placement or any other securities.

Our inability to register our shares due to the Cincinnati Bell issue could have a material adverse effect on our cash position. Under our agreement with the August 28, 2003 private placement purchasers, we are obligated to pay them $0.8 million per month for each additional month of delay after December 26, 2003 in registering the resale of their securities. In addition, if we are not able to have a registration statement effective for the purchasers of $225 million our Senior Unsecured Convertible Notes by August 17, 2004, we will owe them a penalty equal to two percent of $225 million for the first month of delay and one percent for each additional month of delay up to a maximum of five percent. If we still do not have a registration statement effective for the noteholders by October 16, 2004, the noteholders could declare an event of default and we would be obligated to pay them 111% (less any previously paid penalties) of the $225 million, as well as accrued interest.

Also, in connection with our agreement to purchase Focal, if we do not have a registration statement filed by July 1, 2004, which we could only do if the registration statement for our August 28, 2003 private placement has already become effective, then we are obligated, at the investor’s election, to close with cash instead of shares of our common stock, an amount we estimate at $101 million.

In addition, absent an amendment to the agreement under which we issued the Senior Unsecured Convertible Notes, if we have not been able to register the shares issued under the notes, we will not be permitted to assume debt and, absent other arrangements, we may be obligated to repay indebtedness of Focal in an aggregate amount of up to $109 million.

Finally, in connection with our agreements with Cequel III, if at the time we fulfill our obligation of registering the 2.8 million shares we have previously issued to them, such shares do not have a market value of at least $3.4 million, we are obligated to issue them additional shares (up to 2.8 million additional shares) necessary to bring the total market value of such shares up to such market value.

Based on discussions with Cincinnati Bell and the associated external auditors, we believe that this issue will be resolved during the early portion of 2004. There can be no assurances, however, as to if and when this issue will be resolved. We plan to undertake action to reduce the risks outlined above by commencing to arrange for alternative financing should we be obligated to make one or more of the identified cash payments. In addition, we are in discussions with the holders of our Senior Unsecured Convertible Notes to amend the terms of such notes to permit our incurrence of indebtedness in connection with acquisitions below the threshold of $100 million aggregate indebtedness prior to effectiveness of a registration statement relating to such notes and the related warrants and to provide for greater flexibility in raising additional funds if necessary if they declare an event of default, and accelerate payment of the notes, for failure to timely register the sale of their shares.

As of December 31, 2003, long-term restricted cash totaled $7.0 million associated with outstanding irrevocable letters of credit relating to lease obligations for various manufacturing and office facilities and other business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each respective lease term or agreement term.

On October 24, 2002, we announced that our Board of Directors had had authorized a share repurchase program under which we can acquire up to $25 million of our common stock in the open market. Cumulative at December 31, 2003, 12,281,800 shares had been purchase under the plan for a total of $9.5 million. The purchases will be executed at times and prices considered appropriate by us through October 2004. The share repurchase program may be suspended at any time and from time-to-time without prior notice. The repurchase program will be funded using our existing cash balances and the repurchased shares may be use for corporate purposes in compliance with applicable law.

We believe that our current cash and investments and cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements beyond the next twelve months.

Contractual Obligations and Commercial Commitments

The following table shows information about our contractual obligations and commercial commitments as of December 31, 2003 (in thousands):

	Payments Due in
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$152,844	$24,524	$36,929	$26,856	$64,535
Notes Payable	2,303	119	1,463	721	—
Capital Lease Obligation	807	491	316	—	—
Contractual Purchase Commitments	550,539	212,837	275,631	62,032	39

	$706,493	$237,971	$314,339	$89,609	$64,574

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	1 Year	2-3 Years	4-5 Years	After 5 Years
Letters of Credit	$7,032	$4,743	$541	$190	$1,558

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, an enterprise generally consolidated an entity when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest. Upon adoption, FIN 46 applied immediately to variable interest entities created after January 31, 2003. In December 2003, FASB revised FIN 46 (“FIN 46R”), deferring the application of the provisions of FIN 46 for an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after March 15, 2004, if the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The Company does not expect the adoption of FIN 46 to have a material affect on the Company’s financial statements.

Risks Related to Our Communications Services Division

Broadwing’s ability to utilize its network may be severely limited if it is not able to maintain rights-of-way and permits, which would adversely affect revenues and cash flow.

Broadwing’s network consists of several thousand miles of fiber optic cable buried across the United States on property that it does not own. Its ability to utilize this network depends on it maintaining rights-of-way and required permits from railroads, utilities, government authorities and third-party landlords on satisfactory terms and conditions. Broadwing cannot guarantee that it will be able to maintain all of the existing rights and permits. Although Broadwing expects to maintain and renew its existing agreements, the loss of a substantial number of existing rights and permits could have a material adverse impact on our sales if we are unable to provide services to our customers or on our profitability and financial condition if we are required to purchase higher priced network alternatives. For portions of Broadwing’s network that it leases or purchases use rights from third parties, Broadwing must rely on such third parties’ maintenance of all necessary rights-of-way and permits. Some agreements that Broadwing may rely on to use portions of other companies’ networks could be terminated if associated rights-of-way were terminated, which would adversely affect our ability to serve our customers and our revenue and profitability.

Significant capital expenditures will be required to maintain Broadwing’s network, and if Broadwing fails or is unable to adequately maintain its networks there could be a material adverse effect on our sales, revenues and financial condition.

Broadwing could incur significant capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact its business. If Broadwing does not have sufficient cash on hand or the ability to borrow sufficient cash on favorable terms, it may be unable to make any necessary capital expenditures. If Broadwing fails to adequately maintain its networks to meet customer needs there could be a material adverse impact on our revenue and profitability. Broadwing also could be subject to lawsuits or regulatory proceedings for failure to adequately maintain its networks.

Regulatory initiatives could put Broadwing at a competitive disadvantage or lower the rates that Broadwing is permitted to charge for its services, which would decrease Broadwing’s revenue, profitability and adversely effect its results of operations.

Broadwing is subject to regulatory oversight of varying degrees at the state and federal levels. Broadwing is regulated primarily by both the Federal Communications Commission, or FCC, and the state public utility commissions in the states in which it provides services to customers. The FCC provides regulatory oversight for service terms and rates offered by the Broadwing business. State public utility commissions can issue regulations that affect the types of services that Broadwing can provide and the rates Broadwing can charge for its services, as well as with respect to certain other consumer-related issues. Regulatory initiatives that would put Broadwing at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flow. The FCC or other federal, state and local governmental authorities having jurisdiction over the Broadwing business could adopt regulations or take other actions that would adversely affect Broadwing’s business prospects or results of operations.

The communications industry has been the subject of legislative initiatives at both the federal and state levels, and we expect these initiatives to continue. The Telecommunications Act of 1996, which we refer to as the Telecom Act, provides, among other things, a framework for local competition, but requires the FCC and state governmental agencies to implement rules for this framework. These rules have been the subject of numerous appeals, both in the courts and to Congress. Legislation has been proposed to amend the Telecom Act in almost every session of Congress since its adoption, and members of Congress use hearings and letters to regulators to influence the rules adopted to implement it. This Congressional participation in the development of regulatory policy and enforcement has caused the regulatory process relating to the communications industry to become less predictable and increases the risk that Broadwing will be adversely affected by the rules that are ultimately implemented and/or the regulatory process. Similar legislative involvement has occurred in various states. Any regulatory changes could have a material adverse impact on our revenue and profitability.

Broadwing relies, in part, on portions of competitors’ networks to carry communications signals. If Broadwing is not able to continue these agreements, it may incur additional significant expenses obtaining alternate agreements with other carriers to carry communications signals, which could adversely affect its profitability and financial condition.

Broadwing uses network resources owned by other companies for portions of its network. Broadwing obtains the right to use such network portions through operating leases and IRU agreements in which Broadwing pays for the right to use such other companies’ fiber assets and through agreements in which Broadwing exchanges the use of portions of its network for the use of portions of such other companies’ networks. In several of those agreements, the counter party is responsible for network maintenance and repair. If a counter party to a lease, IRU or an exchange suffers financial distress or bankruptcy, Broadwing may not be able to enforce its rights to use such network assets or, even if Broadwing could continue to use such network assets, it could incur material expenses related to their maintenance and repair. Broadwing also could incur material expenses if it were required to locate alternative network assets. Broadwing may not be successful in obtaining reasonable alternative network assets if needed. Failure to obtain usage of alternative network assets, if necessary, could have a material adverse impact on our ability to carry on business.

In an effort to limit its costs for the use of such third party networks, Broadwing has undertaken an initiative to reduce its dependency and diversify the use of the networks of our competitors. Broadwing will execute this initiative in a number of ways, including by strategically moving traffic to lower cost third party networks, purchasing its own fiber in areas where access charges are high and/or where warranted by traffic volumes and renegotiating interconnection agreements as opportunities allow. If Broadwing is unable to successfully execute this cost reduction strategy, it will continue to pay higher access costs which may delay its ability to reach profitability and which could have a material adverse impact on our business, financial condition and results of operations. If Broadwing is not able to successfully introduce new products and services, its profitability could be adversely affected.

If Broadwing is not able to successfully introduce new products and services, its sales and profitability could be adversely affected.

Broadwing’s success depends on being able to anticipate the needs of current and future enterprise and carrier customers. Broadwing seeks to meet these needs through new product introductions, service quality and technological superiority. Broadwing’s failure to anticipate the needs of these customers and to introduce the new products and services necessary to attract or retain these customers could have a material adverse impact on our sales and profitability.

Continuing softness in the economy is having a disproportionate effect in the communications industry and has adversely affected, and is expected to continue to adversely affect, our sales, profitability and financial condition.

Beginning in 2001, the business environment for the communications industry deteriorated significantly and rapidly and remains weak. This was primarily due to: the general weakness of the U.S. economy, which was exacerbated by the events of September 11, 2001, and concerns regarding terrorism; pressure on prices for broadband services due to substantial excess fiber capacity in most markets; and forecasted demand for broadband services not being realized as a result of the state of the economy, the bankruptcy or liquidation of a substantial number of Internet companies and financial difficulties experienced by many communications customers. If these trends continue, they could cause a material adverse impact on our sales profitability and financial condition.

A significant portion of Broadwing’s revenue is derived from communications carriers, many of which have filed for bankruptcy or have been adversely affected financially by the prolonged decrease in the demand for telecommunication services. If these carriers are unable to pay the money that they owe to us or shift their business to other fiber companies or otherwise reduce their use of Broadwing’s network, our sales and financial condition and results of operations could be adversely affected.

Revenue from Broadwing’s ten largest customers accounted for approximately 20% of total revenue since the acquisition. In addition, a significant portion of Broadband’s revenue is derived from communications carriers. Revenue from communications carriers accounted for 40% of Broadwing’s total revenue in 2003. Most of Broadwing’s arrangements with large customers do not provide Broadwing with guarantees that customer usage will be maintained at current levels. Industry pressures have caused communications carriers to look aggressively for ways to cut costs which has resulted in reduced demand and reduced prices. In addition, construction of their own facilities by certain Broadwing’s customers, construction of additional facilities by competitors or further consolidation in the communications industry involving Broadwing’s customers could lead those customers to reduce or cease their use of Broadwing’s network. To the extent these large customers cease to employ Broadwing’s network to deliver their services, or cannot pay outstanding accounts receivable balances, our sales and financial condition and results of operations could be materially adversely affected. Broadwing also may be required to expend substantial sums to enforce its contractual rights.

Because Broadwing is dependent on limited sources of supply for certain key network components, the inability of those suppliers to provide needed equipment or services could materially adverse affect our sales and operating expenses.

Where possible and practical, Broadwing utilizes commercially available technologies and products from a variety of vendors, including our equipment division. There can be no assurance that Broadwing will be able to obtain equipment from these vendors in the future. If Broadwing cannot obtain adequate replacement equipment or service, or an acceptable alternate vendor, we could experience a material adverse impact on our sales if such losses affect our ability to provide our customers service or if such losses require us to invest in higher cost network alternatives.

Network failure and transmission delays and errors could expose Broadwing to potential liability that could materially adversely affect our sales and financial condition.

Broadwing’s network utilizes a variety of communication equipment, software, operating protocols and components of others’ networks for the high-speed transmission of data and voice traffic among various locations. Such equipment, software and physical locations could malfunction, suffer physical damage or otherwise become impaired. Broadwing is held to high quality and delivery standards in its customer contracts. Network failures or delays in data delivery could cause service interruptions resulting in losses to Broadwing’s customers. Failures or delays could expose Broadwing to claims by its customers that could have a material impact on our sales and financial condition.

Increased competition could adversely affect Broadwing’s sales, profitability and cash flow.

There is substantial competition in the communications industry. Competition may intensify due to the efforts of existing competitors to address difficult market conditions through reduced pricing, bundled offerings or otherwise, as well as a result of the entrance of new competitors and the development of new technologies, products and services. Price competition has been intense and may further intensify. If Broadwing cannot offer reliable, value-added services on a price competitive basis in any of its markets, it could experience a decline in revenue. In addition, if Broadwing does not keep pace with technological advances or fails to respond timely to changes in competitive factors in the industry, it could lose market share or experience a decline in its revenue and profit margins.

Broadwing faces significant competition from companies such as AT&T Corp., MCI, Sprint Corporation, Level 3 Communications, Inc., Qwest Communications International, Inc., Wiltel Communications Group, Inc. and regional phone companies. The significant capacity of these competitors could result in decreasing prices even if the demand for higher-bandwidth services increases. In addition, some competitors are experiencing financial difficulties or are in bankruptcy reorganization. Competitors in financial distress or competitors emerging from bankruptcy with lower cost capital structures and substantial excess capacity in most markets could exacerbate downward pricing pressure in the communications industry.

The effect of the foregoing competition could have a material adverse impact on our sales, profitability and cash flow.

Risks Related to Our Communications Equipment Division

Our optical equipment and services business has been adversely affected by recent developments in the communications industry and the economy in general.

For much of the last five years the market for our optical equipment has been influenced by the entry into the communications business of a substantial number of new companies. In the United States, that was due largely to changes in the regulatory environment, in particular those brought about by the Telecommunications Act of 1996. These new companies raised billions of dollars in capital, much of which they invested in new equipment, causing an acceleration in the growth of the market for communications equipment.

Recently, we have seen a significant reversal of this trend, including the failure of a large number of the new entrants and a sharp contraction of the availability of capital to the industry. Bankruptcies in the industry have slowed expenditures and investments. This, in turn, has caused a substantial reduction in demand for communications equipment, including our products.

This industry trend has been compounded by the slowing not only of the U.S. economy but the economies in virtually all of the countries in which we are marketing our products. The combination of these factors has caused customers to become more conservative in their capital investment plans and more uncertain about their future purchases. As a consequence, we are facing a market that is both reduced in absolute size and more difficult to predict and plan for.

We expect the factors described above to affect our business, for at least several quarters, in significant ways compared to the recent past:

•	it is likely that our markets will be characterized by reduced capital expenditures by our customers;

•	our ability to forecast the volume and product mix of our sales will be substantially reduced; and

•	we will continue to experience price pressures.

We are exposed to the credit risk of our customers and the failure of any of those customers to pay us what they owe us could materially adverse affect our revenues and financial condition.

Industry and economic conditions have weakened the financial position of some of our customers and potential customers. To sell equipment and services to some of these customers, we may be required to extend favorable payment terms. While we monitor these situations carefully and attempt to take appropriate measures to protect ourselves, it is possible that we may have to write-down or write-off doubtful accounts. Such write-downs or write-offs, if large, could have a material adverse effect on our revenues and financial condition. We have provided extended credit terms to some of our customers. While we have done only a limited amount of this type of financing in the past, the increasingly competitive environment in which we operate may require us to engage in more competitive financing arrangements. Our ability to recognize revenue from financed sales will depend on the relative financial condition of the specific customer, among other factors. Any change in the financial condition of our customers could have a material adverse effect on our revenues and financial condition.

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

In addition, we believe that a knowledge of the infrastructure requirements applicable to carriers, experience in working with carriers to develop new services for their customers, and an ability to provide vendor financing are important competitive factors in our market. We have limited knowledge of specific carriers’ infrastructure requirements and limited experience in working with carriers to develop new services. In addition, we currently provide only a limited vendor-sponsored financing program. Many of our competitors, however, are able to offer more complete financing programs, which may influence prospective customers to purchase from our competitors rather than from us.

If we are unable to compete successfully against our current and future competitors, we may have difficulty obtaining customers, and could experience price reductions, order cancellations, increased expenses and reduced gross margins, any one of which would harm our revenue and profitability.

The communications industry is subject to government regulations that could harm our business.

The Federal Communications Commission, or FCC, has jurisdiction over the entire communications industry and, as a result, our products and our customers’ products are subject to FCC rules and regulations. Current and future FCC rules and regulations affecting communications services, our products or our customers’ businesses or products could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international carriers in the future. Delays caused by our compliance with regulatory requirements could result in postponements or cancellations of product orders, which would harm our revenue and profitability. Further, we cannot be sure that we will be successful in obtaining or maintaining any regulatory approvals that may, in the future, be required to operate our business.

Risks Related to Product Manufacturing

We have transitioned a substantial portion of our manufacturing capability to an outside party as part of a sole-source manufacturing outsource agreement. If we are unable to manage our manufacturing out-sourcing arrangement effectively, or if we do not accurately project demand, our revenue and profitability could be harmed.

Our future operating results will depend on our ability to develop and manufacture our products cost-effectively. To do so, we will have to develop, with our outsource partner, manufacturing processes that will allow us to produce sufficient quantities of products at competitive prices.

If we are unable to manage our manufacturing capacity or if we do not accurately project demand, we will have insufficient capacity or excess capacity, either of which will seriously harm our business. There are numerous risks associated with outsourcing manufacturing capabilities, including, among other things, the following:

•	difficulties in achieving adequate yields from new manufacturing lines;

•	the inability to meet customer delivery requirements during the transition period; and

•	increased warranty costs due to reductions in quality control.

We currently have limited internal production capacity and we will rely on Celestica to meet our production specifications to fill orders on a timely basis. Under the terms of the contract, we will provide Celestica with demand forecasts up to six months prior to scheduled delivery to our customers. If we overestimate our requirements, we may be subject to certain cancellation penalties or be required to purchase quantities in excess of our needs. If we underestimate our requirements, Celestica may not have adequate inventory to meet our production need which could result in shipment delays to our customers or we could be subject to additional charges.

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

Even if alternate suppliers are available, identifying them is often difficult and time consuming. We have key components that are available from only one qualified supplier. The process of qualifying vendors can take a significant amount of time and is not always successful. If we do not qualify multiple vendors or receive critical components in a timely manner, we will be unable to manufacture our products in a timely manner and would, therefore, be unable to meet customers’ product delivery requirements. Any failure to meet a customer’s delivery requirements could harm our reputation and decrease our sales and profitability.

Some of our competitors are also our suppliers and if our supply relationship with them deteriorates, it could limit our access to key components and harm our sales.

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

Optical products are complex and are designed to be deployed in large quantities across complex networks. Because of the nature of the products, they can only be fully tested when completely deployed in large networks with high amounts of traffic. Our customers may discover errors or defects in the hardware or the software, or our products may not operate as expected, after they have been fully deployed. If we are unable to fix defects or other problems that may be identified in full deployment, we would experience, among other things:

•	loss of, or delay in revenue;

•	loss of existing customers;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by our customers; and

•	increased insurance costs.

Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers or could negatively affect market acceptance for our products. Our customers could also seek damages for losses from us, which, if the customers were successful, would seriously harm our sales and profitability. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly and would put a strain on our management and resources.

Our equipment business will suffer if we do not respond rapidly to technological changes.

The market for network communications equipment is characterized by rapid technological change, frequent new product introductions and changes in customer requirements. We may not be able to respond quickly or effectively to these developments. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. The constant introduction of new products by competitors, market acceptance of products based on new or alternative technologies or the emergence of new industry standards has led to significant inventory write-downs and could render our existing or future products obsolete.

In developing our products, we have made, and will continue to make, assumptions about the industry standards that may be adopted by our competitors and potential customers. If the standards adopted are different from those that we have chosen to support, market acceptance of our products may be significantly reduced or delayed and our business will be seriously harmed. In addition, the introduction of products incorporating new technologies and the emergence of new industry standards could render our existing products obsolete. In order to introduce products incorporating new technologies and new industry standards, we must be able to gain access to the latest technologies of our suppliers, other network vendors and our potential customers. Any failure to gain access to the latest technologies would seriously harm our sales and profitability.

Our business will be adversely affected if we are unable to protect our intellectual property rights from third-party challenges.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Failure to protect our intellectual property could allow others to gain a competitive advantage and adversely affect our sales.

We are involved in an intellectual property dispute and in the future we may become involved in similar disputes, which could subject us to significant liability, divert the time and attention of our management and prevent us from selling our products.

On July 19, 2000, Ciena filed a lawsuit in the U.S. District Court for the District of Delaware alleging that we are willfully infringing three of Ciena’s patents. Ciena sought injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. We have filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the patents in question. A final adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by us, or could include terms in addition to payments, such as a redesign of some of our products, either of which could have a material adverse effect on our business.

In February 2003, jury trials were held on the issues of infringement and invalidity of the patents. Corvis’ all-optical networking products were found not to infringe two of Ciena’s WDM system patents. Corvis’ inverse multiplexing transceiver product, which can be used along with our all optical networking products, was found to infringe a third Ciena patent on bit rate transparent devices. The jury did not reach a verdict on a fourth Ciena WDM system patent, but on retrial, a jury found that the manner in which certain Corvis OC-48 transmitters and receivers convert the signals from optical form to an electronic form and back again infringed the Ciena patent. The jury verdicts are interim verdicts, and additional trial court proceedings remain before a decision is made by the court and judgment is entered.

Although we believe that we will ultimately prevail in this litigation, we cannot be certain that the interim jury verdicts of infringement will be overturned, or that infringement of other patents in the suit will not be found in later legal proceedings. To the extent it is necessary, a trial to determine damages will be held following any appeals. Such appeals can take up to a year or more before final determination. Based on the current status of the litigation, we cannot reasonably predict the likelihood of any final outcome.

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

If we are forced to take any of these actions, our business may be seriously harmed as a result of reduced sales or increased operating expenses.

If necessary licenses of third-party technology for use in our equipment business are not available to us or are very expensive, our business would be seriously harmed.

We currently license technology for our use in our equipment business, and from time to time we may be required to license additional technology, from third parties to sell or develop our products and product enhancements. Our existing and future third-party licenses may not be available to us on commercially reasonable terms, if at all. Our inability to maintain or obtain any third-party license required to sell or develop our products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, any of which could seriously harm our sales and profitability.

Our equipment business will suffer if we fail to properly manage our size and continually improve our internal controls and systems.

We continue to adjust the scope of our operations, as well as our manufacturing and customer support capabilities, distribution channels and research and development capabilities. Adjustments have included significant staff reductions in both 2001 and 2002, continuing in 2003. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. In order to manage our size properly, we must:

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

We have incurred significant net losses since inception. As of December 31, 2003, we had an accumulated deficit of approximately $2.5 billion. We expect to incur significant losses in the near-term. We cannot be certain that we will ever achieve profitability. We will need to generate significant revenue and control costs to achieve profitability.

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

Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause the price of our common stock to fluctuate. The primary factors, among other things, that may affect our quarterly results include the following:

•	demand for optical networking products and services;

•	loss of customers or the ability to attract new customers;

•	the timing and size of sales of our products and services;

•	cancellation of or delays in customer orders;

•	changes in our pricing policies or the pricing policies of our competitors;

•	costs related to acquisitions of technology or businesses; and

•	general economic conditions as well as those specific to the communications and related industries.

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

We may need additional capital to fund our existing and future operations. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development and marketing and sales efforts, which would harm our sales and profitability.

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

As a result, we may need to raise additional capital. To the extent that we raise additional capital through the sale of equity or debt securities, the issuance of such securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development and marketing and sales efforts, which would harm our sales and profitability.

We depend on our key personnel to manage our business effectively. If we are unable to retain our key personnel, our sales and financial condition could be harmed.

Our future success depends upon the continued services of our executive officers and other key engineering, manufacturing, operations, sales, marketing and support personnel who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any of our key employees, including Dr. David Huber, our founder, Chairman and Chief Executive Officer, could delay the development and production of our products and negatively impact our ability to maintain customer relationships, which would harm our sales and financial condition.

Forward-looking Statements

Our prospects are subject to uncertainties and risks. This Annual Report on Form 10-K contains forward-looking statements under the headings “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, within the meaning of the federal securities laws that also involve substantial uncertainties and risks. Our future results may differ materially from our historical results and actual results could differ materially from those projected in the forward-looking statements as a result of various risk factors. Readers should pay particular attention to the considerations described above. Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk.

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements. We maintain instruments subject to interest rate and foreign currency exchange rate risk. We categorize all of our market risk sensitive instruments as non-trading or other instruments.

Interest Rate Sensitivity

We maintain a portfolio of cash equivalents in a variety of securities including: commercial paper, certificates of deposit, money market funds and government and non-government debt securities. Substantially all amounts are in money market funds as well as high grade, short-term commercial paper and certificates of deposit, the value of which is generally not subject to interest rate changes. We believe that a 10% increase or decline in interest rates would not be material to our investment income or cash flows. Our long-term debt obligations bear fixed interest rates. However, our long-term indebtedness obligations at December 31, 2003 totaled $2.5 million, and, therefore, we do not consider the impact of any general interest rate changes to be significant.

Foreign Rate Sensitivity

We primarily operate in the United States; however, we have limited operations in European countries. As a result, we may have sales in foreign currencies exposing us to foreign currency rate fluctuations. For the fiscal year ended December 31, 2003, we recorded $0.4 million of sales in a foreign currency. We are exposed to the impact of foreign currency changes, associated with the Euro, for our European subsidiaries’ financial instruments, which are limited to cash and cash equivalents. It is the policy of management to fund foreign operations on a monthly basis, thus minimizing average cash and overnight investments in the Euro. At December 31, 2003, our European subsidiaries maintained cash and cash equivalents of approximately 0.3 million Euros. During 2003, we significantly reduced European operations, therefore, our foreign currency risk has been substantially reduced. We believe that a 10% increase or decline in the Euro exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

[Update to come from KPMG]

The Board of Directors and Stockholders

Corvis Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of Corvis Corporation and subsidiaries as of December 28, 2002 and December 31, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 29, 2001, December 28, 2002 and December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corvis Corporation and subsidiaries as of December 28, 2002 and December 31, 2003 and the results of their operations and their cash flows for the years ended December 29, 2001, December 28, 2002 and December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, as of December 30, 2001, the Company changed its method of accounting for goodwill and other intangible assets to adopt the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

McLean, Virginia
February 12, 2004, except as to Note 19(a) which is as of February 19, 2004 and Note 19(b) which is as of March 8, 2004.

CORVIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 28, 2002	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$457,833	$256,490
Short-term investments	24,133	27,135
Trade accounts receivable, net	1,781	57,385
Inventory, net	26,491	772
Other current assets	14,406	17,817

Total current assets	524,644	359,599
Restricted cash, non-current	2,329	7,033
Long-term investments	22,450	13,197
Property and equipment, net	45,760	116,588
Goodwill and intangible assets, net	13,965	24,883
Other non-current assets, net	1,170	7,315

Total assets	$610,318	$528,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and capital lease obligations, current portion	$2,089	$610
Accounts payable	12,380	21,791
Accrued expenses and other liabilities	30,290	31,462
Accrued communication service costs	—	30,560
Deferred revenue	1,319	13,087
Accrued restructuring and other charges	18,723	8,488

Total current liabilities	64,801	105,998
Noncurrent liabilities:
Notes payable and capital lease obligations, net of current portion	2,746	2,500
Deferred revenue	—	17,684
Other long-term liabilities	2,693	4,764

Total liabilities	70,240	130,946
Minority Interest	—	—
Stockholders’ equity:
Common stock—$0.01 par value; 1,900,000,000 shares authorized; 413,113,603 shares issued and 407,199,303 shares outstanding as of December 28, 2002 and 493,276,234 shares issued and 480,994,434 shares outstanding as of December 31, 2003	4,126	4,927
Shareholder note receivable	(32)	—
Treasury stock, 5,914,300 shares and 12,281,800 cost as of December 28, 2002 and December 31, 2003, respectively	(4,405)	(9,512)
Additional paid-in capital	2,809,267	2,923,403
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(8,215)	—
Unrealized investment gain	24	9
Accumulated deficit	(2,260,687)	(2,521,158)

Total stockholders’ equity	540,078	397,669

Total liabilities and stockholders’ equity	$610,318	$528,615

See accompanying notes to consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended
	December 29, 2001	December 28, 2002	December 31, 2003
Revenue:
Communication services	$—	$—	$310,175
Equipment	188,450	20,208	4,139

Total revenue	188,450	20,208	314,314
Operating expenses:
Cost of revenue:
Communications services (excluding depreciation and amortization)	—	—	231,983
Equipment	333,487	84,884	33,036

Total cost of revenue	333,487	84,884	265,019
Research and development, excluding equity-based expense	127,795	97,372	46,802
Sales, general and administrative, excluding equity-based expense	84,818	71,308	151,735
Depreciation	27,615	35,301	34,529
Amortization	125,940	18,491	6,913
Equity-based expense:
Research and development	45,409	24,871	12,659
Sales, general and administrative	53,398	40,529	7,938
Restructuring and other charges	789,242	124,825	59,381
Purchased research and development	—	34,580	—

Total operating expenses	1,587,704	532,161	584,976
Operating loss	(1,399,254)	(511,953)	(270,662)
Other income, net	21,161	4,193	9,804

Net loss before minority interest	(1,378,093)	(507,760)	(260,858)
Minority interest in loss	—	—	387

Net loss	(1,378,093)	(507,760)	(260,471)
Other comprehensive income (loss):
Foreign current translation adjustment	(70,972)	2,581	—
Unrealized investment gains (losses)	—	24	(15)

Comprehensive loss	$(1,449,065)	$(505,155)	$(260,486)

Basic and diluted net loss per common share	$(3.94)	$(1.30)	$(0.60)
Weighted average number of common shares outstanding	349,652	392,012	430,596

See accompanying notes to consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-in- Capital	Stockholder Note Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 30, 2000	348,039,489	$3,478	$2,497,773	$—	$—	$60,176	$(374,834)	$2,186,593
Exercise of stock options, warrants and employee stock purchase plan	14,648,420	143	5,950	—	—	—	—	6,093
Equity-based expense	—	—	115,232	—	—	—	—	115,232
Expiration of common stock put- right	—	—	30,000	—	—	—	—	30,000
Foreign exchange adjustment	—	—	—	—	—	(70,972)	—	(70,972)
Net loss	—	—	—	—	—	—	(1,378,093)	(1,378,093)

Balance at December 29, 2001	362,687,909	3,621	2,648,955	—	—	(10,796)	(1,752,927)	888,853
Exercise of stock options and employee stock purchase plan	7,896,709	80	1,142	—	—	—	—	1,222
Equity-based expense	720,015	7	67,771	—	—	—	—	67,778
Acquisition of Dorsál	41,808,970	418	91,399	(32)	—	—	—	91,785
Foreign exchange adjustment	—	—	—	—	—	2,581	—	2,581
Unrealized gains on investments	—	—	—	—	—	24	—	24
Treasury stock purchase, 5,914,300 shares at cost	—	—	—	—	(4,405)	—	—	(4,405)
Net loss	—	—	—	—	—	—	(507,760)	(507,760)

Balance at December 28, 2002	413,113,603	4,126	2,809,267	(32)	(4,405)	(8,191)	(2,260,687)	540,078
Exercise of stock options, warrants, and employee stock purchase plan	10,134,351	101	4,521	—	—	—	—	4,622
Private Placement	67,278,280	673	73,121	—	—	—	—	73,794
Acquisition of minority interest in Broadwing	2,750,000	27	11,890	—	—	—	—	11,917
Collection of shareholder note	—	—	—	32	—	—	—	32
Equity-based expense	—	—	24,604	—	—	—	—	24,604
Foreign exchange adjustment	—	—	—	—	—	8,215	—	8,215
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Treasury stock purchases, 6,367,500 shares at cost	—	—	—	—	(5,107)	—	—	(5,107)
Net loss	—	—	—	—	—	—	(260,471)	(260,471)

Balance at December 31, 2003	493,276,234	$4,927	$2,923,403	$—	(9,512)	$9	$(2,521,158)	$397,669

See accompanying notes to consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended
	December 29, 2001	December 28, 2002	December 31, 2003
Cash flows from operating activities:
Net loss	$(1,378,093)	$(507,760)	$(260,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154,965	70,659	41,442
Equity-based expense	98,807	65,400	20,597
Purchased research and development	—	34,580	—
Non-cash restructuring, goodwill and asset impairments, inventory write-downs and other charges	954,954	188,548	71,455
Minority interest in loss	—	—	(387)
Changes in operating assets and liabilities, excluding acquired amounts:
(Increase) decrease in accounts receivable	(17,591)	31,895	13,496
Increase in inventory, net	(35,154)	(3,569)	(11,538)
Decrease increase in other current assets	9,316	3,697	8,789
Increase (decrease) in other long-term assets	(5,005)	5,354	—
Decrease in accounts payable	(76,507)	(361)	(40,182)
Increase (decrease) in other accrued expenses	38,791	(25,362)	(26,595)

Net cash used in operating activities	(255,517)	(136,919)	(183,394)

Cash flows from (used in) investing activities:
Broadwing business combination	—	—	(81,097)
Purchase of minority interest in Broadwing	—	—	(1,789)
Purchase of property and equipment	(97,702)	(18,740)	(12,243)
Cash acquired in business combination	—	6,591	—
Minority equity investments	(11,891)	—	—
Purchase of investments	(21,907)	(24,696)	(33,572)
Sale of investments	—	—	39,843
Decrease in deposits and other long-term assets	—	88	2,850

Net cash used in investing activities	(131,500)	(36,757)	(86,008)

Cash flows from (used in) financing activities:
Decrease (increase) in restricted cash	43,875	—	(4,704)
Proceeds from private placement of common stock	—	—	73,794
Proceeds from stock options and warrants exercised	6,093	1,222	4,622
Proceeds from repayment of shareholder note	—	—	32
Payment of notes payable and capital lease obligations	(48,485)	(6,785)	(1,055)
Purchase of treasury stock	—	(4,405)	(5,107)

Net cash provided by (used in) financing activities	1,483	(9,968)	67,582

Cash effect of foreign exchange adjustment	(352)	2,605	477

Net increase (decrease) in cash and cash equivalents	(385,886)	(181,039)	(201,343)
Cash and cash equivalents—beginning	1,024,758	638,872	457,833

Cash and cash equivalents—ending	$638,872	$457,833	$256,490

Supplemental disclosure of cash flow information:
Interest paid	$3,831	$889	$410
Supplemental disclosure of noncash activities:
Financed leasehold improvements	$10,919	$—	$—
Receipt of warrants in association with purchase commitment	2,361	—	—
Purchase business combination consideration paid with common stock	—	91,785	—
Inventory installed as fixed assets	—	—	13,685

See accompanying notes to consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

(a) Nature of Business and Basis of Presentation

Corvis Corporation operates two divisions within the communications industry, a communications services division and a communications equipment division.

The communications services division of Corvis Corporation operates under the tradename Broadwing. Broadwing is based in Austin, Texas and is a provider of data and Internet, broadband transport, and voice communications services throughout the United States. Broadwing is the result of a June 13, 2003 transaction in which Corvis Corporation acquired most of the assets and certain of the liabilities of Broadwing Communication Services, Inc., which had been one of the Company’s largest equipment customers. Broadwing represented 61%, 43% and 12% of our total revenue in 2001, 2002 and 2003, respectively.

The communications equipment division designs, manufactures and markets transmission, switching and network management equipment to communications carriers and the U.S. Federal Government.

Effective June 30, 2003, the Company changed its fiscal calendar from a 52- or 53-week fiscal year-end, ending on the Saturday closest to December 31 in each year to a calendar quarter and year-end.

(b) Principles of Consolidation

The Consolidated financial statements include Corvis Corporation and its subsidiaries. All transactions and balances between Corvis Corporation and its subsidiaries have been eliminated in consolidation.

(c) Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company considers these investments as available-for-sale. As such, the securities are stated at their fair market value and unrealized gains and losses, net of the related tax effect, on these securities are recognized as a component of other comprehensive income (loss). As of December 31, 2003 and December 28, 2002, the fair market value of these marketable securities approximated the carrying value.

As of December 28, 2002 and December 31, 2003, restricted cash of $2.3 million and $7.0 million, respectively, are supporting outstanding letters of credit.

(d) Short-term and Long-term Investment Securities

Short-term and long-term investment securities at December 31, 2003 and December 28, 2002 consist of U.S. corporate obligations. The Company classifies these securities as available-for-sale securities. Available-for-sale securities are recorded at fair market value and unrealized holding gains and losses on these securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair market value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

(e) Communications Service Revenue and Cost of Revenue

Data transport service and other dedicated services are generally billed monthly in advance, with revenue being recognized when earned. Revenues from long-term arrangements are recognized ratably over the contract term. Switched voice and data are billed monthly in arrears, while the revenue is recognized as the services are provided. Service activation revenue is deferred and recognized over the appropriate customer life for the associated service.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indefeasible right-of-use (“IRU”) agreements represent the lease of network capacity or dark fiber and are recorded as deferred revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as the services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized deferred revenue is recognized in the period in which the contract is terminated. The Company has recorded the deferred revenue associated with IRUs at its fair value at the date of acquisition, which value was substantially less than its historical value. As a result, the Company expects that revenues from IRUs will be significantly less than those previously reported by Broadwing Communications Services, Inc. IRU revenue in 2003 comprises less than 1% of total revenue.

Communications services cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Communications services cost of revenue excludes depreciation expense.

(f) Equipment and Related Services Revenue and Cost of Revenue

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

(g) Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company records a provision for excess and obsolete inventory whenever such an impairment has been identified.

(h) Property, Plant and Equipment

Property, plant and equipment is recorded at cost, or fair value if acquired in a business combination. Depreciation and amortization is provided for using the straight-line method over the estimated useful life. Repairs and maintenance are charged to expense as incurred. Costs associated with uncompleted portions of the Broadwing network, including components inventory awaiting installation are classified as construction in progress in the accompanying notes to consolidated financial statements.

(i) Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of December 30, 2001. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis. The amount of goodwill and other intangible asset impairment was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been in effect for 2001 (in thousands, except per share data):

Year ended December 29, 2001
Net loss	$(1,378,093)
Adjustments:
Amortization of goodwill	113,813
Amortization of workforce in place	445

Adjusted net loss	$(1,263,835)

Weighted average shares—basic and diluted	349,652
Adjusted and diluted basic EPS	$(3.61)

As of December 31, 2003, the Company had approximately $27.2 million of intangible assets ($24.9 million net of accumulated amortization) related to trade names, customer relationships and in-place contracts, which are being amortized straight-line over a period of three to nine years. The Company incurred amortization expense of $6.9 million during the year ended December 31, 2003 and anticipates amortization expense to be the following for the next five years (in thousands):

Estimated Amortization Expense:
For the year ended 12/31/04	$4,049
For the year ended 12/31/05	4,049
For the year ended 12/31/06	3,009
For the year ended 12/31/07	2,109
For the year ended 12/31/08	2,109
Thereafter	6,752

(j) Recovery of Long-lived Assets

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

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of an asset is estimated by an analysis of discounted projected cash flows to be generated by the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

(k) Research and Development

Research and development costs are expensed as incurred.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l) Income Taxes

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

(m) Foreign Currency Translation

The assets and liabilities of the Company’s self-contained foreign operations for which the functional currency is the local currency are generally translated into U.S. dollars at current exchange rates and revenue and expenses are translated using average exchange rates for the period. Resulting translation adjustments were reflected as a component of other comprehensive loss up to the closure of the Company’s foreign operations in 2003. At closing, the accumulated translation loss was expensed and since that date, translation adjustments have been recognized as a component of net loss.

(n) Loss Per Common Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share give effect to all potentially dilutive common securities. Potentially dilutive securities include stock options and warrants.

(o) Uses of Estimates

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

(p) Stock Options and Warrants

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year End
	December 29, 2001	December 28, 2002	December 31, 2003
Net loss	$(1,378,093)	$(507,760)	$(260,471)
Deduct total stock-based employee compensation expense determined under the fair-value based method for all rewards, net of tax	(139,523)	(99,010)	(66,201)
Add back stock-based employee compensation expense included in reported net income, net of tax	115,232	67,778	24,604

Pro forma net loss	$(1,402,384)	$(538,992)	$(302,068)
Pro forma basic and diluted net loss per share	$(4.01)	$(1.37)	$(0.70)

(q) Reclassifications

Certain reclassifications have been made in the December 29, 2001 and December 28, 2002 consolidated financial statements to conform to the December 31, 2003 presentation. Such reclassifications had no effect on net loss or total stockholders’ equity.

(r) Accounting for Asset Retirement Obligations

In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) was issued which requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which the entity makes the legal or contractual commitment related to the removal obligation if a reasonable estimates of fair value can be made. The Company implemented SFAS No. 143 on January 1, 2003 in conjunction with its implementation of fresh start.

The Company leases various facilities in which communication equipment is located. Terminating and decommissioning these facilities would require the removal of any assets and restoration of the lease space to its original condition. Accordingly, upon adoption of SFAS No. 143, the Company recorded an estimated asset retirement obligation of $2.7 million, which was estimated using management’s best estimate of the expected cash expenditures. The present value if the asset retirement obligation was calculated using a discount rate of 8% over the estimated useful life of the assets, which is representative of the estimated remaining period the Company will occupy its data centers and technical facilities.

(2) Acquisitions

(a) Algety

On July 1, 2000, the Company acquired Algety Telecom S.A. (“Algety”), a French company that develops and markets high-capacity, high-speed optical transmission equipment. Algety, based in Lannion, France, was formed in April 1999, and was a development stage company with no revenue. The acquisition price on the initial closing date equaled 1,301,822 shares of Series I convertible preferred stock. On November 3, 2000, consistent with the terms of the acquisition agreement, the Company completed a second closing at which time an additional 11,385,358 shares of common stock were delivered to the former Algety stockholders. The total value of all shares delivered in the first and second closing was $947.1 million. In addition, 2,275,032 shares of common stock were placed into escrow and were released upon satisfaction of certain minimum employment terms primarily over three years for certain Algety employees. The Company incurred approximately $1.0 million of transaction costs related to the acquisition.

The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed was based upon an independent third-party valuation. Based upon the results of the valuation, the Company allocated $20.1 million to tangible assets, $6.0 million to liabilities and $1.3 million to identifiable intangible assets. The excess of the aggregate purchase price over the fair value of net assets acquired of $876.7 million was recorded as goodwill. As discussed in Note 3, the Company recorded $711.5 million in restructuring charges associated with the Algety goodwill for the year ended December 29, 2001. The remaining balance of goodwill was written off in 2002.

(b) Dorsál Networks, Inc.

On May 16, 2002, the Company completed its acquisition of Dorsál Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions for 41.8 million shares of common stock. The value assigned to the shares was based on the trading value of Corvis common stock. The common stock was valued at $2.08 per share, which was Corvis’ average common stock price over the three-day trading period before and after the January 29, 2002 announcement of this transaction. In addition, the total consideration paid included the fair value of employee options granted at the date of acquisition and transaction expenses. The acquisition was accounted for under the

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase method of accounting. Under the purchase method, the purchase price of Dorsál was allocated to identifiable assets and liabilities acquired from Dorsál, with the excess being treated as goodwill. The consolidated financial statements include the operating results of Dorsál from the date of acquisition of May 16, 2002.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Amount
(in thousands)
Current assets	$6,632
Property and equipment	5,506
Other assets	577
Patents	30,799
In-process research and development	34,580
Goodwill	19,089

Total assets acquired	97,183

Current liabilities	(5,365)

Total liabilities assumed	(5,365)

Net assets acquired	$91,818

Acquired patents were amortized over an estimated life of five years. Goodwill was not amortized, in accordance with SFAS 142. In-process research and development was expensed at the date of acquisition. Dr. David R. Huber, the Company’s Chairman and Chief Executive Officer, owned, directly or indirectly, approximately 31 percent of the outstanding stock of Dorsál. In 2002 and 2003, under the provisions of SFAS No. 142 and SFAS No. 144, the Company completed its annual impairment review of goodwill and other intangible assets. The income approach using discounted projected cash flows was used in performing the impairment review of goodwill and other intangible assets. Based on the assessment, the Company recorded write-downs of goodwill and intangible assets totaling $33.0 million and $16.9 million in 2002 and 2003, respectively, associated with the Dorsal acquisition, which is included in restructuring, impairment and other charges. The carrying value of the goodwill and intangible assets from the Dorsál Acquisition is zero as of December 31, 2003.

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

	Year Ended
	December 29, 2001	December 28, 2002
	(in thousands)
Revenues	$188,450	$20,208
Net loss	(1,440,640)	(538,918)
Basic and diluted net loss per share	$(4.12)	$(1.37)

(c) Broadwing

On February 23, 2003, the Company entered into an agreement to invest approximately $129 million, including acquisition costs, for most of the assets and certain of the liabilities of Broadwing Communications Services, Inc. This purchase price was subject to a pre-closing reduction of up to $14.3 million if Broadwing Communications Services, Inc. failed to reach certain revenue and EBITDA targets, as defined in the agreement, it had established, and a post-closing reduction of an additional $10 million if certain EBITDA targets, as defined in the agreement, were not reached in a one-year period after the closing. The

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement also committed Broadwing Communications Services, Inc. to make capital expenditures of $3 million each month, consistent with its financial plan. On June 6, 2003, the parties agreed to reduce the purchase price by $7.2 million due to failure to meet the revenue target and by an additional $7.2 million for failure to achieve the targeted financial results. An additional reduction in the purchase price of approximately $23 million was negotiated to reflect the seller’ desire to forego making additional required capital expenditures, such as equipment and network upgrades, and to accelerate the closing of the transaction. These reductions reduced the purchase price to $92.9 million, including acquisition costs. The Broadwing acquisition closed on June 13, 2003. Subsequently, in November 2003, the parties agreed on an additional post-closing reduction in the purchase price to $81.1 million, net of purchase adjustments and acquisitions costs, as negotiated pursuant to working capital and receivable adjustment obligations set forth in the agreement and the Company’s release of any rights to the post-closing adjustment as a result of failure to meet post-closing EBITDA targets.

At the date of acquisition, Corvis held a 96% ownership interest and appointed 4 of the 6 board members of a holding Company which in turn owns Broadwing Communications, LLC. Cequel III, LLC (Cequel) contributed approximately $0.9 million for a 1% ownership interest and the ability to appoint 2 of the 6 board members of the holding Company. Cincinnati Bell, previously the parent company of Broadwing Communications Services, Inc., retained a 3% non-voting equity interest in the venture. In addition, we entered into a management services agreement with Cequel, in which Cequel would manage the day to day operations of Broadwing.

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

The Broadwing purchase price is net of the elimination of Corvis’ warranty obligations on equipment sold to Broadwing prior to the acquisition.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Broadwing acquisition had been completed as of the beginning of the earliest period presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles and the elimination of intercompany sales. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the earliest period presented or that may be obtained in the future (in thousands, except per share data).

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 29, 2001	December 28, 2002	December 31, 2003
Revenues	$1,002,948	$777,349	$579,225
Net loss	(1,681,023)	(4,792,328)	(320,032)
Basic diluted net loss per share	$(4.81)	$(12.22)	$(0.74)

On November 20, 2003, we acquired Cequel’s one percent equity stake and additional interests in Broadwing Communications and terminated our management services agreement in exchange for a combination of cash and equity. In addition, we entered into a new master network services agreement to provide Cequel services over a four-year period at prices ranging from cost reimbursement to current market pricing. As a result of this agreement, we recorded restructuring charges of $18.5 million in the fourth quarter of 2003. See Note 3 for additional details of this charge.

(3) Inventory Write-Downs, Restructuring and Other Charges

Starting in 2001 and continuing through 2003, conditions within the general economy and communications sector have resulted in reduced capital expenditures by carriers and a reduced demand for communications networking systems. These declines have had a severe adverse impact on Corvis equipment revenue and the results of operations within the equipment division. Management cannot predict when or if market conditions will improve.

In response to these conditions, the Corvis equipment division has been restructured through staff reductions and other consolidation efforts and is now focused strategically on selective customer engagements principally related to the Corvis OCS product. In addition, the equipment division continues to service the networks of existing customers, maintains certain centralized business operations and supports the Broadwing network. These restructuring plans have been reflected in the results of operations in 2001, 2002, and 2003, and management will continue to assess the need for additional restructurings in response to economic changes or strategic initiatives in the future.

The Company is continually evaluating the recoverability of its long-lived assets in light of these initiatives and the projected economic and operating environment.

As a result, the Company recorded the following charges in 2001, 2002 and 2003 (in thousands):

	Year Ended
	December 29, 2001	December 28, 2002	December 31, 2003
Equipment cost of sales —inventory write-downs and other	$216,535	$68,785	$31,163

Restructuring, impairment and other charges:
Workforce reductions and facilities consolidation	77,719	17,139	24,943
Valuation and impairment of long-lived assets	711,523	107,686	15,950
Contract termination charges-Communications Services Division	—	—	18,488

Total restructuring, impairment and other charges	789,242	124,825	59,381

Other income, net —impairment of strategic equity investments	12,301	4,978	385

Total restructuring and related charges	$1,018,078	$198,588	$90,929

Equipment Cost of Sales—Inventory Write-downs and Other.

The Company writes down inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. As a result of the decline in spending by communications carriers and the discontinuation of certain products, the Company recorded $216.5 million, $68.8 million and $31.2 million in inventory write-downs and other related charges in 2001, 2002 and 2003, respectively.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Workforce Reductions and Facility Consolidation.

2001. During 2001, Corvis initiated company wide workforce reduction programs that resulted in the elimination of approximately 650 positions and associated charges of approximately $24.5 million. In addition, the Company recorded approximately $53.2 million in charges associated with the cost of closing certain facilities.

2002. During 2002, workforce reduction programs continued and resulted in the elimination of approximately 300 positions and $19.6 million in related charges. In addition, the Company recorded approximately $2.5 million associated with adjustments to reduce estimated facility consolidation accruals recorded in prior periods.

2003. During 2003, workforce reduction programs continued and resulted in the elimination of approximately 600 positions and charges of $15.6 million. In addition the Company recorded approximately $9.3 million associated with facility consolidation including the closure of our French operations and write-off of accumulated translation losses.

Valuation and Impairment of Long-lived Assets.

2001. In 2001, in light of projected poor market conditions within the communications industry, the Company performed an analysis as to the recoverability of our long-lived assets, using discounted projected cash flows for each reporting unit. As a result, the Company recorded a write-down of goodwill totaling $711.5 million associated with the July 2000 acquisition of Algety S.A.

2002. SFAS 142, which we adopted on December 30, 2001, requires that goodwill be tested for impairment initially within one year of adoption (transitional test) and at least annually thereafter. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared with the carrying value of the goodwill, and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill.

If an impairment loss exists as a result of the transitional goodwill impairment test, the implementation of SFAS 142 could have resulted in a one-time charge to earnings as a cumulative effect of an accounting change. In January 2002, the Company performed the transitional test and determined that no adjustment to carrying value was required.

In performing the annual test in 2002, the Company determined the estimated fair value of its reporting units and compared it to the carrying value of the reporting unit. As a result of the comparison, there was an indication that a certain reporting unit’s goodwill may have been impaired and the second step of the impairment test was performed.

In the second step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of the goodwill was determined by allocating the fair value of the reporting unit to all of the assets and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. As a result of the second step of the impairment test, in the fourth quarter of 2002, the Company recognized an impairment charge of approximately $15.5 million as a component of restructuring, impairment and other charges.

Also in 2002, the Company announced a multi-year manufacturing outsourcing agreement with Celestica, a provider of electronics manufacturing services. Under the agreement, Corvis transitioned substantially all of its manufacturing capabilities to Celestica with the exception of final assembly, system integration and testing capabilities. In addition, the Company further reduced its headcount and operations as part of restructuring plans implemented during

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002. In association with these restructuring initiatives, certain fixed assets were decommissioned and the recoverability of the long-lived assets still in use was reviewed. As a result, in the fourth quarter of 2002, the Company recorded charges totaling $107.7 million associated with the impairment of certain fixed assets, patents and intellectual property.

2003. In 2003, in light of projected market conditions associated with the Corvis equipment division, the Company performed an analysis as to the recoverability of our long-lived assets, using discounted projected cash flows for each reporting unit. As a result, the Company recorded a write-down of fixed assets totaling $6.7 million and a write-down of intangible assets totaling $9.3 million.

Contract termination charges

At the date of acquisition, Corvis owned a 96% interest in a holding company which owns Broadwing. Cequel contributed approximately $0.9 million for a 1% ownership interest. Cincinnati Bell, previously the parent company of Broadwing Communications Services, Inc., retained a 3% interest. In addition, Corvis entered into a management service agreement with Cequel under which Cequel would manage Broadwing on its behalf.

On November 20, 2003, Corvis acquired Cequel’s one percent equity stake and additional interests in Broadwing Communications and terminated its management services. In aggregate, Corvis paid $2.9 million as a return of Cequel’s initial investment, as final payment for services rendered, for termination of the Cequel management services agreement, and in exchange for ongoing consulting services. Corvis now owns 97% of the equity interest in Broadwing Communications and maintains 100% voting control, including the ability to appoint all 6 board members of Broadwing. Cincinnati Bell continues to retain a 3% non-voting equity stake in Broadwing. As additional consideration, Corvis also issued, and agreed to register with the Securities and Exchange Commission, 2.75 million shares of Corvis common stock to Cequel and granted them a warrant to purchase an additional 7.25 million shares at prices ranging from $1.37, the closing price on November 20, to $2.25 per share. As part of this agreement, Corvis entered into a 15-year network services agreement with Cequel in which the Company will provide network services at prices ranging from incremental cost reimbursement to current market pricing. In addition, Cequel agreed to provide certain consulting services to Corvis over the next four years and will act as a non-exclusive sales agent for Broadwing products and services, for which they will receive sales commissions. Corvis recorded a charge in the fourth quarter of $18.5 million equal to the excess of the fair value of the cash, equity and services committed over the fair value of Cequel’s ownership interest and consulting services performed.

Strategic Equity Investments. In prior years the Company made strategic equity investments in certain startup companies totaling $17.6 million. These investments were carried at cost as the Company owns less than 20 percent of the voting equity and does not have the ability to exercise significant influence over these companies. During 2001, 2002 and 2003, the Company recorded charges totaling $12.3 million, $4.9 million and $0.4 million, respectively, associated with the other than temporary impairment of these investments resulting from the impact of economic conditions on certain of these investees. The carrying value of these investments were fully impaired at December 31, 2003.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays the activity and balances of the restructuring accrual account for the periods ended December 29, 2001, December 28, 2002 and December 31, 2003 (in thousands):

	Cost of Revenue	Restructuring and Other Charges				Interest Income and Other	Total
	Inventory Write- downs	Workforce and Facility Consolidation	Long-lived Asset Impairment Charges	Cequel III Contract Restructuring	Total Restructuring and Other Charges	Impairment of Investments
Balance as of December 29, 2001	$15,313	$11,330	$—	$—	$11,330	$—	$26,643
Restructuring and other charges	68,785	17,139	107,686	—	124,825	4,978	198,588
Non-cash charges	(73,504)	(2,380)	(107,686)	—	(110,066)	(4,978)	(188,548)
Cash payments	(8,937)	(9,230)	—	—	(9,230)	—	(18,167)
Accretion of interest	—	207	—	—	207	—	207

Balance as of December 28, 2002	1,657	17,066	—	—	17,066	—	18,723

Restructuring and other charges	31,163	24,943	15,950	18,488	59,381	385	90,929
Acquired Broadwing liabilities	—	791	—	—	791	—	791
Non-cash charges	(24,151)	(13,592)	(15,950)	(17,377)	(46,919)	(385)	(71,455)
Cash payments	(6,135)	(24,207)	—	(1,111)	(25,318)	—	(31,453)
Accretion of interest	—	94	—	—	94	—	94
Foreign Currency impact	—	859	—	—	859	—	859

Balance as of December 31, 2003	$2,534	$5,954	$—	$—	$5,954	$—	$8,488

(4) Marketable Debt and Equity Securities

Short-term and long-term investments as of December 28, 2002 are comprised of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$25,077	$16	$(14)	$25,079
Euro Dollar bonds	7,122	—	(3)	7,119
U.S. government and agency securities	14,360	25	—	14,385
Auction rates securities	24,000	—	—	24,000
Money market funds	433,833	—	—	433,833

	$504,392	$41	$(17)	$504,416

Included in cash and cash equivalents	457,833	—	—	457,833
Included in short-term investments	24,118	21	(6)	24,133
Included in long-term investments	22,441	20	(11)	22,450

	$504,392	$41	$(17)	$504,416

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term and long-term investments as of December 31, 2003 are comprised of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$10,414	$10	$(3)	$10,421
Euro Dollar bonds	21,021	26	(32)	21,015
U.S. government and agency securities	10,101	10	(2)	10,109
Auction rates securities	21,500	—	—	21,500
Money market funds	233,777	—	—	233,777

	$296,813	$46	$(37)	$296,822

Included in cash and cash equivalents	256,490	—	—	256,490
Included in short-term investments	27,101	39	(5)	27,135
Included in long-term investments	13,222	7	(32)	13,197

	$296,813	$46	$(37)	$296,822

(5) Inventory

Inventories are comprised of the following (in thousands):

	December 28, 2002	December 31, 2003
Raw materials	$206,026	$157,462
Work-in-process	7,487	171
Finished goods	49,087	56,179

	262,600	213,812
Less reserve for excess inventory and obsolescence	(236,109)	(213,040)

Inventory, net	$26,491	$772

In the third quarter of 2003, the Company transferred $13.7 million net book value of inventory into construction in process fixed assets of the communications services division for expansion of the Broadwing network.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Property and Equipment

Property and equipment consist of the following (in thousands):

	December 28, 2002	December 31, 2003	Depreciable Lives (Years)
Land, buildings and leasehold improvements	$17,038	$39,393	2 – 40
Transmission facilities	—	41,723	3 – 20
Furniture, fixtures, vehicles, and other	24,250	22,858	2 – 15
Fiber usage rights	—	16,537	5 – 20
Test and manufacturing equipment	108,722	79,824	3 – 5
Construction in process	—	24,061	–

Subtotal	150,010	224,396
Less: Accumulated depreciation and amortization	(104,250)	(107,808)

Property plant and equipment, net	$45,760	$116,588

(7) Notes Payable

A summary of notes payable as of December 28, 2002 and December 31, 2003 is as follows (in thousands):

	December 28, 2002	December 31, 2003
Leasehold improvements loan due May 2009, 10% interest rate	$917	$810
Other	1,862	1,493

	2,779	2,303
Less current portion	(107)	(119)

Notes payable, net of current portion	$2,672	$2,184

(8) Repurchase of Capital Stock

During 2002 and 2003, the Company purchased 5,914,300 and 6,367,500 shares of its capital stock at an aggregate cost of $4.4 million and $5.1 million, respectively. At December 31, 2003, the Company had remaining authorization from the Board of Directors to spend an additional $15.5 million under the program.

(9) Stock Options

In July 1997, the Company adopted the 1997 Stock Option Plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant options to purchase common stock to employees, officers, directors and consultants. The Company has reserved 103,600,000 shares of common stock for issuance under the Company’s Stock Option Plan. Generally, stock options are granted with an exercise price equal to the estimated fair value of the common stock at the date of grant. The stock options have a 10-year term and ownership vests over four years from the date of grant. Common stock associated with the exercise of options prior to vesting is placed into escrow and released to the employee as the shares vest. Prepayments made by employees are not refundable in the event of termination prior to vesting. Shares of common stock held in escrow subject to vesting total 746,475 and 83,380 at December 28, 2002 and December 31, 2003 respectively.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The per share weighted-average fair value of stock options granted during 2001, 2002 and 2003 was $2.45, $0.66 and $0.87, respectively, on the date of grant with the following weighted-average assumptions:

	Year Ended
	December 29, 2001	December 28, 2002	December 31, 2003
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.49%	3.36%	2.0%
Expected life	3 years	3 years	3 years
Volatility	128%	102%	96%

The following is a summary of options granted:

	Number Outstanding	Weighted- Average Exercise Price	Number Vested and Exercisable
December 30, 2000	52,241,939	$6.72	33,486,884
Granted	22,052,676	3.25
Exercised	(5,436,500)	0.55
Canceled	(15,263,206)	7.93

December 29, 2001	53,594,909	5.56	16,683,076
Granted	25,132,757	0.75
Exercised	(7,381,844)	0.31
Canceled	(13,565,440)	5.52

December 28, 2002	57,780,382	4.19	31,999,051
Granted	22,803,318	0.95
Exercised	(8,001,230)	0.72
Canceled	(23,784,238)	5.39

December 31, 2003	48,798,232	$2.66	25,932,594

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about outstanding and exercisable stock options at December 31, 2003:

	Options Outstanding			Options Exercisable
Actual Price Range	Outstanding	Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.01–$ 0.10	388,545	3.7	$0.04	388,545	$0.04
$ 0.30–$ 0.72	12,548,470	8.5	0.57	3,890,636	0.54
$ 0.73–$ 1.05	3,176,796	7.4	0.88	1,728,669	0.90
$ 1.10–$ 2.28	17,995,030	8.7	1.36	6,024,375	1.37
$ 2.75–$ 3.68	10,832,851	5.5	3.38	10,397,511	3.34
$ 6.85–$ 10.06	2,852,707	4.6	8.96	2,601,837	8.97
$ 13.13–$99.00	1,003,833	4.5	32.81	901,021	32.66

	48,798,232	7.5	$2.66	25,932,594	$3.83

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about weighted-average grant date fair value of options granted during 2003.

Fair Market Value at Grant vs. Grant Price	Number of Shares	Grant Price	Fair Value
In-the-money	22,082,792	$0.94	$0.86
At-the-money	395,000	1.09	0.68
Out-of-the-money	325,526	$1.40	$0.81

Totals	22,803,318	$0.95	$0.87

In-the-money-options relate principally to options granted in lieu of cash to terminated employees under restructuring severance agreements and retention programs.

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

The purchase price per share of common stock purchased as of this date is the lower of either (1) 85% of the fair market value of a share of common stock on the first business day of the offering period or (2) 85% of the fair market value of a share of common stock on the exercise date. During fiscal year 2003, 2002 and 2001, 1,761,783, 514,865 and 394,511 shares were purchased under the plan, resulting in aggregate proceeds of $1.0 million, $0.5 million and $3.3 million, respectively.

The per share weighted average fair value of shares granted under the Plan during 2001, 2002 and 2003 was $3.80, $0.28 and $0.32, respectively, on the date of grant with the following weighted average assumptions:

	Year Ended
	December 29, 2001	December 28, 2002	December 31, 2003
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.91%	1.78	1.18%
Expected life	0.5 years	0.5 years	0.5 years
Volatility	128%	76%	84%

(11) Warrants

During 1999, in connection with certain debt facilities, the Company issued warrants to purchase 8,694,159 shares of common stock. During 2001 and 2003, warrants to purchase 6,371,331 and 292,644 shares of common stock were exercised resulting in proceeds of $3.0 million and $0.2 million, respectively. The remaining warrants are immediately exercisable and expire in 2004. On December 31, 2003, warrants to purchase 2,030,184 shares of common stock with a weighted average exercise price of $0.76 remain outstanding.

In November 1999, the Company issued warrants to purchase up to 5,270,853 shares of common stock at $2.85 per share to a strategic investor. A certain percent of the warrants were immediately exercisable, while the remaining amount became exercisable after the strategic investor purchased the Company’s products. Of the total 5,270,853 shares of common stock committed in this warrant, the rights to purchase 2,635,428 shares expire on December 31, 2004 and

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the rights to purchase the remaining 2,635,428 shares expire on June 30, 2006. In 1999, the Company recorded equity-based sales and marketing expense of approximately $1.8 million for the estimated fair value at grant date of the warrants which were immediately exercisable. In June 2000, the Company waived the purchase requirements associated with the remaining warrants, resulting in an equity-based sales and marketing expense of approximately $19.5 million for the estimated fair value at the date the warrants became exercisable. As of December 31, 2003, all warrants associated with the agreement remain outstanding.

In connection with the restructuring of the Cequel agreement (see Note 3), the Company granted immediately exercisable warrants, expiring in November 2010, to purchase an additional 7,250,000 common shares at a weighted average exercise price of $1.54 per share. As of December 31, 2003, all warrants associated with the agreement remain outstanding.

(12) Private Placement

On August 28, 2003, the Company completed a private placement of 67.3 million shares of common stock for proceeds of $73.8 million, net of offering costs. In addition, the Company granted the private placement investors rights to purchase up to an additional 13.5 million shares of common stock at $1.30 per share. The Company has agreed to file a registration statement under the Securities Act to register the resale of the shares of common stock by the holders thereof. The Company has filed the registration statement, but it is not yet effective. The additional investment rights will become exercisable 90 days after the date granted or, if earlier, upon the effectiveness of the registration statement, and will expire 60 trading days after the date the registration statement becomes effective.

Under the terms of the August 28, 2003 private placement, the Company agreed to register the shares by December 28, 2003. In late 2003, in connection with a number of putitive class action lawsuits that were filed against Cincinnati Bell, the former owners of Broadwing Services, Inc., plaintiffs’ counsel filed an amended complaint, which included allegations of inappropriate accounting treatment by Cincinnati Bell for certain transactions of Broadwing Services, Inc. during 2001 and 2002. As the Company’s registration statement includes the financial statements of Broadwing Services, Inc. for periods prior to the acquisition, the registration of Corvis’ shares has been delayed while Cincinnati Bell investigates these allegations. Under the terms of the private placement, the Company is required to pay approximately $0.8 million per month for each subsequent month in liquidated damages to the private placement shareholders until the shares are registered. At December 31, 2003, associated payments due total $0.1 million. The Company cannot predict the timing or outcome of Cincinnati Bell’s investigation or when the Company will be able to affect the registration of its shares.

(13) Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share are computed as follows (in thousands, except per share data):

	Year Ended
	December 29, 2001	December 28, 2002	December 31, 2003
Net loss	$(1,378,093)	$(507,760)	$(260,471)
Basic and diluted weighted average common shares	349,652	392,012	430,596
Basic and diluted net loss per common share	$(3.94)	$(1.30)	$(0.60)

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options and warrants outstanding as of December 31, 2003 to purchase 48,798,232 and 14,551,037 shares of common stock, respectively, and 83,380 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the year ended December 31, 2003 as their inclusion would be anti-dilutive.

(14) Income Taxes

The Company has incurred operating losses since its inception and has recognized no current or deferred tax provision or benefit. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows (in thousands):

	Year Ended
	December 29, 2001	December 28, 2002	December 31, 2003
Expected tax benefit at statutory rate	$482,333	$177,716	$91,165
State tax, net of federal benefit	23,393	19,764	12,694
Non-deductible goodwill amortization and purchased research and development	(289,023)	(17,519)	(1,607)
Research and development tax credits	3,436	2,445	—
Other, net	(4,534)	(741)	(102)
Increase in valuation allowance	(215,605)	(181,665)	(102,150)

	$—	$—	$—

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	Year Ended
	December 28, 2002	December 31, 2003
Deferred tax assets:
Capitalized start-up and organization costs	$15,763	$15,102
Domestic net operating loss carryforward	221,776	310,710
Foreign net operating loss carryforward	52,426	44,297
Accrued expenses	112,585	127,884
Research and development tax credit carryforwards	12,655	13,851
Non-cash stock compensation	95,072	103,152
Property and equipment	32,765	30,196

Total gross deferred tax assets	543,042	645,192
Valuation allowance	(543,042)	(645,192)

Net deferred tax assets	—	—
Deferred tax liabilities—property and equipment, net due to depreciation	—	—

Net deferred tax	$—	$—

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire amount of deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and credit carryforwards are available. Management considers scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies which can be implemented by the Company in making this assessment. Based upon the lack of historical taxable income, scheduled reversal of deferred tax liabilities, and projections for future taxable income over the periods in which the temporary differences are deductible and tax credits are available to reduce taxes payable, the Company has established a valuation allowance of $543.0 million and $645.2 million as of December 28, 2002 and December 31, 2003, respectively.

The net change in the valuation allowance for the years ended December 28, 2001, December 28, 2002 and December 31, 2003 was an increase of approximately $227.6 million, $186.9 million and $102.2 million, respectively. The domestic net operating loss carryforwards of $776.8 million will expire commencing in 2017 through the year 2023. Foreign net operating loss carryforwards of $120.2 million will expire commencing in 2005 through the year 2008. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of a portion of the net operating loss carryforward has occurred. As a result, the utilization of the net operating loss carryforward may be limited.

The Company’s domestic net operating loss carryforward has been increased for tax benefits associated with exercises of stock options and warrants. The Company receives an income tax benefit calculated as the difference between the fair value of the stock issued at the time of the exercise and the option price, tax effected. These benefits will be credited directly to shareholders’ equity when the net operating loss carryforwards are utilized against current tax liability. The benefits increasing gross deferred tax assets amounted to $12.5 million, $0.3 million and zero for the years ended December 29, 2001, December 28, 2002 and December 31, 2003, respectively.

(15) Related Party Transactions

(a) Cincinnati Bell

The Company has entered into various transition services agreements with Cincinnati Bell, a 3% owner of Broadwing Communications, LLC, in which each party performs services on behalf of the other including certain billing, sales agency, carrier services, collection, and administrative services.

Cincinnati Bell represented $21.1 million or 7% of communications services revenue for the fiscal year ended December 31, 2003.

At December 31, 2003, amounts due between the parties were as follows (in thousands):

Amounts due from Cincinnati Bell	$6,186

Amounts due to Cincinnati Bell	$3,897

(b) Cequel III, LLC

During 2003, the Company entered into an agreement in which Cequel, a St. Louis-based communications and cable management firm and, until November 20, 2003, a 1% owner of Broadwing Communications, LLC, to provide certain management services for $2.3 million annually. Management fees incurred during 2003 totaled $1.4 million.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 3, on November 20, 2003, the Company acquired the one percent equity stake and additional interests in Broadwing Communications owned by Cequel and terminated the management services agreement.

(c) Joint Venture

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

(d) Strategic Relationships

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

The Company purchased approximately $3.7 million of components from Wavesplitter Technologies in 2001. In addition, the Company has made a non-controlling equity investment in Wavesplitter Technologies totaling $2.0 million.

The Company purchased approximately $2.7 million, $0.3 million, and $0.1 million of components during 2001, 2002 and 2003, respectively, from ITF Optical Technologies (“ITF”). Certain officers and directors of the Company own a non-controlling interest in ITF.

The Company purchased approximately $0.1 million and $23 thousand of components during 2001 and 2002, respectively, from Covega, formerly Codeon Corporation, but has cancelled all commitments to purchase additional components from Covega. Certain officers and directors indirectly own a non-controlling interest in Covega.

The Company purchased approximately $0.2 million, $0.1 million and $0.9 million of components during 2001, 2002, and 2003, respectively, from Lightconnect, Inc. Certain officers and directors own a non-controlling interest in Lightconnect.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) Concentrations

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

Revenue from Broadwing’s ten largest customers accounted for approximately 20% of total revenue since the acquisition. In addition, a significant portion of Broadwing’s revenue is derived from communications carriers. Revenue from communications carriers accounted for 40% of total revenue since the acquisition date.

(17) Commitments and Contingencies

(a) Leases

Minimum annual rental payments under noncancellable operating leases, primarily for the rent of office space and manufacturing facilities, are as follows (in thousands):

Fiscal year ending	Amount
2004	$24,524
2005	20,272
2006	16,657
2007	14,407
2008	12,449
Thereafter	64,535

Total	$152,844

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense under operating leases was approximately $10.1 million, $6.5 million and $21.2 million for the years ended December 29, 2001, December 28, 2002 and December 31, 2003, respectively (excluding restructuring costs associated with facilities consolidation).

The Company has equipment under capital lease which require payments of principal and interest as follows (in thousands):

Fiscal year ending	Amount
2004	$541
2005	274
2006	28

Total payments	843
Less — amount attributable to interest	36

Capital lease obligation	807
Less — current portion	(491)

Long-term lease obligation	$316

(b) Legal Matters

In July 2000, Ciena Corporation (“Ciena”) informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. In general, the technologies at issue involve how some of our equipment is used to transmit and receive communications signals between two points in the network. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In trials held in February 2003, Corvis’ all-optical networking products were found by a jury not to infringe two of Ciena’s WDM patents. The jury did not reach a verdict on a third Ciena WDM patent, which is related to the two non-infringed WDM patents. Corvis’ OC-192 inverse multiplexing transceiver product, which can generally be described as a device that separates higher speed signals into lower speed signals for transmission and then recombines the lower speed signals after transmission that can be used along with its all-optical networking products was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis OC-48 transmitters and receivers convert the signals from optical form to an electronic form and back again, in a WDM system was found by a jury to infringe the patent, upon which a jury

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, and additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, Corvis filed a motion to certify the record for interlocutory appeal to the U.S. Federal Circuit Court of Appeals and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending. In February 2004, our motion requesting a jury trial on a pending infringement issue was denied and we filed a Writ of Mandamus with the U.S. Federal Circuit Court of Appeals requesting that a retrial be ordered.

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. The Company believes the first of these investigations does not involve any allegation of wrongful conduct on the part of Corvis. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Corvis. This investigation, insofar as it relates to Corvis, appears to focus generally on whether Corvis’ transactions and relationships with Qwest and its employees were appropriately disclosed in Corvis’ public filings and other public statements.

The United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Corvis. In connection with that investigation, the U.S. Attorney has sought documents and information from Corvis and has sought interviews from persons associated or formerly associated with Corvis, including certain Corvis officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither Corvis nor any of its current or former officers or employees is a target or a subject of the investigation.

Corvis is cooperating fully with these investigations. Corvis is not able, at this time, to say when the SEC and/or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to the Company will be. These investigations could result in substantial legal costs and a diversion of management’s attention that may have a material adverse effect on our business, financial condition and results of operations.

The Company and its subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

(d) Warranty and Indemnification

The Company provides product warranties to its customers associated with its product sales. The Company records estimated warranty costs in the period in which the related products are accepted. The warranty liability recorded at each balance sheet date is based on historical experience of component failures and management’s industry experience and is included in other current liabilities on the Consolidated Balance Sheet. The changes in the carrying amount of warranty liabilities for the year ended December 31, 2003, were as follows (in thousands):

	December 28, 2002	Accruals	Broadwing Acquisition Adjustment	Usage	December 31, 2003
Warranty liabilities	$6,926	—	(3,550)	(1,997)	1,379

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company indemnifies its customers against any damages resulting from claims of patent, copyright or trademark infringement associated with its products. It is not possible to estimate the maximum liability due to the uncertainties involved with this indemnification.

(18) Segment Reporting

The Company has two business segments: equipment and communications services. The equipment segment designs, manufactures and sells high performance all-optical and electrical/optical communications systems. The communications services segment provides data and voice communications services through Broadwing Communications, LLC. Communications services revenues are generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers. The Company evaluates segment performance and allocates resources based on several factors, of which net revenues and net loss are the primary financial measures. The accounting policies of the segments are the same as those described in footnote (1) to the condensed consolidated financial statements. Inter-segment sales include standard profit margins, which are eliminated in consolidation. Segment results are as follows (in thousands):

	Year Ended
	December 29, 2001	December 28, 2002	December 31, 2003
Revenue:
Communications services	$—	$—	$310,175
Equipment	188,450	20,208	4,139

Total	$188,450	$20,208	$314,314
Inter segment revenues:
Communication Services	$—	$—	$—
Equipment	—	—	6,658

Total	$—	$—	$6,658

Net loss before minority interest:
Communications services	—	—	$(72,600)
Equipment	(1,378,093)	(507,760)	(188,258)

Total	$(1,378,093)	$(507,760)	$(260,858)

	December 28, 2002	December 31, 2003
Total assets:
Communication services	$—	$217,250
Equipment	610,318	311,365

Total	$610,318	$528,615

(19) Subsequent Events

(a) Convertible Notes Payable

In February, 2004, the Company completed a private placement of $225 million of senior unsecured convertible notes with several institutional investors. The notes have a final maturity date of two years from issuance and bear interest at a rate of five percent per annum. Interest is payable quarterly at Corvis’ option in cash or, subject to certain conditions, in registered shares of Corvis common stock at a five percent discount to the company’s stock trading price at the time of payment. The notes are convertible at the investors’ option at any time into Corvis common stock at a fixed conversion price of $5.75 per share, subject to anti-dilution adjustments.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has the option, beginning nine months after closing or November 19, 2004 to cause the investors to subscribe to the placement of up to an additional $75 million in senior unsecured convertible notes having a final maturity date of two years after their issuance and otherwise having similar terms as the initial senior unsecured convertible notes.

In connection with the closing of the private placement, Corvis issued to the investors 27,328,380 three-year warrants to purchase shares of common stock at a price of $2.37.

(b) Focal Communications Corporation

In February 2004, Corvis signed an agreement to acquire Focal Communications Corporation (“Focal”), a Chicago-based competitive local exchange carrier, that provides voice and data solutions provider to enterprises, carriers and resellers for total consideration of $210 million, which will be comprised of approximately $101 million in equity to be issued to Focal’s existing equity holders and the assumption or payment of approximately $109 million of Focal’s existing debt and other long-term capital lease obligations.

(20) Summary of Quarterly Data (Unaudited):

The following is a summary of the quarterly results of operations of the Company for the years ended December 28, 2002 and December 31, 2003 (in millions, except per share amounts):

	Fiscal Quarter
	First		Second		Third		Fourth		Total
2002:
Revenue	$8.7		$3.0		$1.4		$7.1		$20.2
Net loss	(71.0	)(a)	(119.1	)(b)	(127.4	)(c)	(190.3	)(d)	(507.8	)(e)
Basic and diluted net loss per share	$(0.20)		$(0.31)		$(0.30)		$(0.47)		$(1.30)

2003:
Revenue	$1.5		$27.0		$143.2		$142.5		$314.3
Net loss	47.0	(f)	45.8	(g)	112.3	(h)	55.4	(i)	260.5
Basic and diluted net loss per share	$(0.12)		$(0.11)		$(0.26)		$(0.12)		$(0.60)

(a)	Includes total restructuring and other charges of $6.9 million. These charges were comprised of $4.3 million in cost of revenue charges associated with write-downs and losses on open purchase commitments; $2.6 million associated with workforce reductions.
(b)	Includes total restructuring and other charges of $8.4 million. These charges were comprised of $1.7 million in cost of revenue charges associated with write-downs and losses on open purchase commitments and $6.7 million associated with workforce reduction, consolidation of excess facilities, asset impairment and other charges. Also includes $34.6 million in purchased research and development charges related to our acquisition of Dorsál Networks.
(c)	Includes total restructuring and other charges of $55.6 million. These charges were comprised of $24.3 million in cost of revenue charges associated with write-downs and losses on open purchase commitments and $31.3 million associated with workforce reduction and asset impairments.
(d)	Includes total restructuring and other charges of $127.9 million. These charges were comprised of $38.5 million in cost of revenue charges associated with write-downs and losses on open purchase commitments and $89.4 million associated with workforce reduction, asset impairments and other charges.
(e)	As discussed in footnote 1(h) of the audited consolidated financial statements, starting January 1, 2002, the Company ceased amortizing goodwill and certain other intangible assets with indefinite lives.
(f)	Includes total restructuring and other charges of $3.8 million associated with workforce reductions and facility consolidation.
(g)	Includes total restructuring and other charges of $11.1 million. These charges were comprised of $3.3 million in cost of revenue charges associated with write-downs and losses on open purchase commitments and $7.8 million associated with workforce reduction, consolidation of excess facilities, asset impairment and other charges.
(h)	Includes total restructuring and other charges of $6.5 million associated with workforce reductions.
(i)	Includes total restructuring and other charges of $15.5 million. These charges were comprised of $1.3 million with workforce reduction, asset impairments and other charges and $18.5 million associated with the restructuring of the Cequel management services agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no changes in our internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

(a) Listed below are our executive officers and directors as of February 28, 2004, their ages as of that date and position with us. Officers are elected by the Board of Directors to serve for a period ending with the next meeting of the Board of Directors held after the Annual Meeting of Stockholders.

Name	Age	Title
David R. Huber, Ph.D.	54	Chairman of the Board and Chief Executive Officer
James A. Bannantine	48	President
Lynn D. Anderson	44	Senior Vice President, Chief Financial Officer and Treasurer
Kim D. Larsen	47	Senior Vice President, Business Development, General Counsel and Secretary
Joseph R. Hardiman	67	Director
Freeman A. Hrabowski, III, Ph.D.	54	Director
David S. Oros	45	Director
Donald R. Walker	55	Director

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

Kim D. Larsen has served as our General Counsel and Secretary since September 1998, a Senior Vice President since June 2000 and was given responsibility for Business Development in February 2002. From October 1994 through September 1998, Mr. Larsen was a partner with the law firm of Mayer, Brown & Platt (now Mayer, Brown, Rowe & Maw, LLP) and served as partner-in-charge of its Cologne, Germany office, where he specialized in corporate mergers and acquisitions in the international communications sector. Mr. Larsen earned his law degree from Columbia University and a B.S. in economics and political science from Brigham Young University. Mr. Larsen was a founding director of Ciena Corporation. Mr. Larsen is the brother-in-law of Dr. Huber.

Joseph R. Hardiman has served as a Director since July 2000. Mr. Hardiman served as the President and Chief Executive Officer of the National Association of Securities Dealers, Inc. and its wholly owned subsidiary, The Nasdaq Stock Market, Inc., from September 1987 through January 1997. From 1975 through September 1987, Mr. Hardiman held various positions at Alex. Brown & Sons, including managing director and chief operating officer. Mr. Hardiman earned B.A. and LLB degrees from the University of Maryland. Mr. Hardiman serves on the boards of the Deutsche Scudder Funds, the ISI Funds, the Nevis Fund, Brown Investment Advisory Trust Company, University of Maryland Foundation, the University of Maryland School of Law and The Nasdaq Stock Market Education Foundation. Previously, he served on the boards of the Depository Trust Company, the Securities Industry Foundation for Economic Education, the Securities Regulation Institution and the Center for the Study of the Presidency and as a member of the American Business Conference.

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

(b) The remaining information required by this Item will be contained in the Company’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2004, and is hereby incorporated by reference.

Item 11.	Executive Compensation.

The information called for by this Item 11 is set forth under the caption “Executive Compensation” in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2004, and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The Company has two equity based compensation plans, the 1997 Stock Option Plan and the 2000 Long Term Incentive Plan. The following table sets forth information as of December 31, 2003 concerning the Company’s two equity compensation plans, both of which were approved by security holders. The Company does not have any equity compensation plans that are not approved by security holders.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants And Rights	Weighted- Average Per Share Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities” Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In the First Column)
Equity compensation plans approved by security holders	63,019,269	$2.49	30,526,878

*	As of December 31, 2003, 11,589,199 shares of common stock remained available for future issuance under the 1997 Stock Option Plan and 18,937,679 shares of common stock remained available for future issuance under the 2000 Long Term Incentive Plan. If, at the beginning of any calendar year during the life of the 2000 Long Term Incentive Plan, the number of shares of common stock with respect to which awards under the 2000 Long Term Incentive Plan may be granted is less than 5% of the Company’s outstanding common stock, the number of shares of common stock available for grant under the 2000 Long Term Incentive Plan will be increased to the lesser of (a) 5% of the Company’s outstanding shares of common stock on that date or (b) such other number of shares as the Company’s Board of Directors determines. A total of 40,000,000 shares may be issued under the 2000 Long Term Incentive Plan during the life of the plan. As of December 31, 2003, a total of 18,224,471 shares had been issued under the plans.

(b) The information called for by this Item 12 with respect to security ownership of more than five percent of our Common Stock is set forth under the caption “Principal Stockholders” in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 7, 2004 and is hereby incorporated by reference.

(c) The information called for by this Item 12 with respect to the security ownership of our directors and of management is set forth under the caption “Principal Stockholders” in our definitive Proxy Statement, which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2004, and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions.

On May 16, 2002, the Company completed its acquisition of Dorsál Networks, Inc. for 41.8 million shares of common stock. Dr. David R. Huber, the Company’s Chairman and Chief Executive Officer, owned, directly or indirectly, approximately 31 percent of the outstanding stock of Dorsál. As a result of the acquisition and Dr. Huber’s ownership interest in Dorsál, Dr. Huber received approximately 13 million shares of the Company’s common stock valued at approximately $28.5 million.

Additional information called for by this Item 13 is set forth under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2004, and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The information called for by this Item 14 is set forth under the caption “Selection of Independent Auditors” in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2004, and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as part of this report.

1.	Consolidated Financial Statements.

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 28, 2002 and December 31, 2003.

Consolidated Statements of Operations for the years ended December 29, 2001, December 28, 2002 and December 31, 2003.

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 29, 2001, December 28, 2002 and December 31, 2003.

Consolidated Statements of Cash Flows for the years ended December 29, 2001, December 28, 2002 and December 31, 2003.

Notes to consolidated financial statements .

Independent Auditors’ Report on Schedules

Schedule of Valuation and Qualifying Accounts

2.	Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

(b) Reports on Form 8-K.

On November 5, 2003, we furnished a Current Report on Form 8-K dated November 5, 2003 under Item 12 of Form 8-K, attaching a press release announcing our third quarter 2003 operating results. This Current Report on Form 8-K shall not be deemed to be incorporated by reference into this Annual Report on Form 10-K.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Corvis Corporation and subsidiaries:

Under date of February 12, 2004, except as to Note 19(a) which is as of February 19, 2004 and Note 19(b) which is as of March 8, 2004, we reported on the consolidated balance sheets of Corvis Corporation as of December 28, 2002 and December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 29, 2001, December 28, 2002 and December 31, 2003, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements as of December 30, 2001 the company changed its method of accounting for goodwill and other intangible assets to adopt the provisions of Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

McLean, Virginia
February 12, 2004, except as to Note 19(a) which is as of February 19, 2004 and Note 19(b) which is as of March 8, 2004.

CORVIS CORPORATION AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Other		Provisions	Deductions	Balance at End of Period
Year ended December 29, 2001
Deferred tax valuation allowance	$128,462	$—		$227,636	$—	$356,098
Allowance for excess inventory and obsolescence	13,849	—		190,008	33,429	170,428

Year ended December 28, 2002
Deferred tax valuation allowance	356,098	—		186,944	—	543,042
Allowance for excess inventory and obsolescence	170,428	—		105,739	40,058	236,109

Year ended December 31, 2003
Deferred tax valuation allowance	543,042	—		102,150	—	645,192
Allowance for excess inventory and obsolescence	236,109	—		24,151	47,220	213,040
Allowance for doubtful accounts	$—	$5,088	(a)	$4,706	$4,182	$5,612

(a)	The allowance for doubtful accounts relates to amounts acquired in the June 13, 2003 acquisition of Broadwing Communication Services, LLC.

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

Name	Title	Date

/s/ David R. Huber David R. Huber	Chairman of the Board and Chief Executive Officer	March 15, 2004

/s/ Lynn D. Anderson Lynn D. Anderson	Senior Vice President, Chief Financial Officer and Treasurer	March 15, 2004

/s/ Timothy C. Dee Timothy C. Dee	Vice President, Chief Accounting Officer	March 15, 2004

/s/ Joseph R. Hardiman Joseph R. Hardiman	Director	March 15, 2004

/s/ Freeman A. Hrabowski, III Freeman A. Hrabowski, III	Director	March 15, 2004

/s/ David S. Oros David S. Oros	Director	March 15, 2004

/s/ Donald R. Walker Donald R. Walker	Director	March 15, 2004

EXHIBIT INDEX

Exhibit Number	Description
2.1	Merger Agreement between Corvis Corporation and Corvis Acquisition Company, Inc. and Dorsál Networks, Inc., dated January 29, 2002 (incorporated by reference herein to Exhibit 2.1 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

Registrant hereby agrees to provide a copy of omitted Schedules to the above exhibit to the Securities and Exchange Commission upon request

3.1	Amended and Restated Certificate of Incorporation of Corvis Corporation (incorporated by reference herein to Exhibit 3.1 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

3.2	Amended and Restated By-laws of Corvis Corporation (incorporated by reference herein to Exhibit 3.2 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

4.1	Form of Initial Senior Convertible Note (incorporated by reference herein to Exhibit 4.01 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

4.2	Form of Additional Senior Convertible Note (incorporated by reference herein to Exhibit 4.02 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

4.3	Form of Initial Warrants (incorporated by reference herein to Exhibit 4.03 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

4.4	Form of Additional Warrants (incorporated by reference herein to Exhibit 4.04 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

4.5	Stock Purchase Warrant of Corvis Corporation dated November 20, 2003 issued to Cequel III, LLC (incorporated by reference herein to Exhibit 4.1 to Corvis Corporation’s Current Report on Form 8-K, filed February 12, 2004)

10.1	Amended and Restated Loan Agreement, dated as of June 30, 1999, among Corvis Corporation, Venture Lending & Leasing II, Inc., as Agent, and Venture Lending & Leasing II, Inc. and the other Lenders signatory thereto (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.2	Corvis Corporation Second Amended 1997 Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.3	Form of Corvis Corporation 2000 Long Term Incentive Plan (incorporated by reference herein to Exhibit 10.3 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.4	Form of Corvis Corporation Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.4 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.5†	Procurement Agreement, dated March 17, 2000, by and between Broadwing Communication Services, Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.7 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.6†	Amended and Restated Procurement Agreement and Field Trial Agreement, dated June 23, 2000, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.8 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.7†	Amendment No. 3 to Procurement Agreement, dated January 9, 2001, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation’s Current Report on Form 8-K, dated January 9, 2001, File No. 0-30989)

Exhibit Number	Description
10.8†	Amendment No. 4 to Procurement Agreement, dated April 23, 2001, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.9 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001)

10.9†	Amendment No. 6 to Procurement Agreement, dated September 25, 2001, by and between Williams Communications Inc. and Corvis (incorporated by reference herein to Exhibit 10.10 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001)

10.10†	Procurement Agreement, dated June 5, 2000, by and between Qwest Communications Corporation and Corvis Corporation (incorporated by reference herein to Exhibit 10.9 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.11	Employment Agreement, dated September 10, 2001, as amended, between Dorsál Networks, Inc. and James M. Bannantine (incorporated by reference herein to Exhibit 10.11 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002)

10.12	Employment Agreement, dated January 4, 2002, as amended, between Corvis Corporation and Lynn D. Anderson (incorporated by reference herein to Exhibit 10.12 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002)

10.13	Agreement for the Purchase and Sale of Assets by and between Broadwing Communications Services, Inc., Broadwing Telecommunications, Inc. and the other Sellers party thereto and C III Communications, LLC and C III Communications Operations, LLC, dated as of February 22, 2003 (incorporated by reference herein to Exhibit 10.13 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002)

10.14	Amendment No. 1 to the Asset Purchase Agreement, dated June 6, 2003 (incorporated by reference herein to Exhibit 2.2 to Corvis Corporation’s Current Report on Form 8-K, filed June 30, 2003)

10.15	Securities Purchase Agreement, dated August 28, 2003, by and among Corvis Corporation and the purchasers named therein (incorporated by reference herein to Exhibit 99.1 to Corvis Corporation’s Current Report on Form 8-K, filed September 2, 2003)

10.16	Form of Additional Investment Right (incorporated by reference herein to Exhibit 99.2 to Corvis Corporation’s Current Report on Form 8-K, filed September 2, 2003)

10.17	Securities Purchase Agreement, dated as of February 9, 2004, by and among Corvis Corporation and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

10.18	Registration Rights Agreement, dated as of February 9, 2004, by and among Corvis Corporation and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference herein to Exhibit 10.2 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

10.19	Form of Voting Agreement by and among Corvis Corporation and the stockholders of Corvis Corporation listed on the signature pages thereto under the heading “Stockholders” (incorporated by reference herein to Exhibit 10.3 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

10.20	Registration Rights Agreement, dated November 20, 2003, by and among Corvis Corporation and Cequel III, LLC (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation’s Current Report on Form 8-K, filed February 12, 2004)

21.1	Subsidiaries

23.1	Consent of KPMG LLP

Exhibit Number	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

†	Confidential treatment requested for portions of this exhibit.