Form 10-K/A
period 2002-12-28
CORVIS CORP
filed 2004-03-23
CIK 1060490

2002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

PART I

Item 1.    Business.

Overview

Corvis Corporation designs, manufactures and sells high performance all-optical and electrical/optical communications systems that we believe can accelerate carrier revenue opportunities and lower the overall costs of network ownership for carriers. We also provide installation and professional services that support our product offerings. We believe our optical products enable a fundamental shift in network design and efficiency by allowing for the transmission, switching and management of communications traffic entirely in the optical domain. These products include terrestrial and undersea ultra-long distance optical signal transmission, reception and amplification equipment, all-optical and electrical/optical switching equipment and software that enable the creation of optical backbone networks. By deploying our products, carriers eliminate the need for expensive and bandwidth-limiting electrical regeneration and switching equipment, significantly reducing costs, increasing network capacity and allowing them to more quickly and efficiently provide new services. Our products also open new market opportunities for carriers by enabling a flexible, in-service migration path from existing point-to-point and ring electrical/optical networks to newer architectures that do not have the same capacity and flexibility limitations, such as all-optical mesh networks. Mesh architectures enable the transmission of signals between any two points using any path in the network without electrical conversions, and result in more efficient network utilization and management than traditional architectures. Our products allow carriers to provision and use their existing networks more efficiently, enabling the transmission of optical signals in greater capacity over longer distances than existing technology.

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

In May 2002, we completed our acquisition of Dorsál Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions, for 41.8 million shares of common stock valued at approximately $91.8 million. We believe Dorsál’s next-generation transoceanic and regional undersea solutions complement our leading edge terrestrial transmission and switching equipment and our repeaterless terrestrial and undersea systems, allowing us to better address carriers’ global needs. The combination of our and Dorsál’s technologies and products has the potential to enhance our capabilities to serve our existing customers.

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

Subsequent Event

We have agreed to invest approximately $128.0 million in cash in C III Communications, LLC, a Delaware limited liability company, which on February 22, 2003, agreed to acquire most of the assets and certain of the liabilities of Broadwing Communications Services, Inc. for a purchase price of $129.3 million. C III Communications will also assume $375.0 million in long term operating commitments upon closing of the transaction. We have also agreed to contribute an additional $50.0 million to C III Communications by December 31, 2003 to fund ongoing operating expenses. Broadwing is a current customer of Corvis, accounting for $8.7 million in revenue in 2002. C III Communications was formed for the purpose of making this investment together with Cequel III, LLC, an investment and management company based in St. Louis, Missouri and headed by Jerald L. Kent, the founder of Charter Communications. We will initially retain a 96% ownership interest in C III Communications and will appoint 4 of the 6 board members. Cequel III has agreed to contribute approximately $1.3 million for a 1% ownership interest in C III Communications and will appoint 2 of the 6 board members. Cequel III has no other funding obligations with regard to C III Communications, but Cequel III or Corvis may be permitted, under specified circumstances, to make additional capital contributions in the future. Broadwing Inc., the parent company of Broadwing Communications Services, will initially retain a 3% equity interest in C III Communications. In connection with this transaction, we are evaluating the possibility of raising a portion of these funds from other investors which could reduce our committed investment amount and percentage of ownership.

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

Under the terms of the agreement, C III Communications will assume certain long-term operating commitments of Broadwing Communications Services Inc. and its subsidiaries, will continue providing services to customers under the Broadwing tradename, and will retain current employees. No outstanding debt obligations will be assumed in the transaction. Broadwing Inc.’s local communications subsidiary, Cincinnati Bell, will remain a customer of Broadwing Communications Services Inc. In addition to standard transition services necessary for the efficient transfer of ownership and handling of customers’ accounts and traffic, Cincinnati Bell will also continue to provide certain telecommunications and network services to Broadwing, including helpdesk customer support, desktop services and enterprise/infrastructure management. Cincinnati Bell will also provide certain collocation rights and services for Broadwing equipment located at Cincinnati Bell facilities and may also market some of Broadwing’s service offerings outside of the Cincinnati and Dayton metropolitan areas to its own customers.The asset purchase agreement was approved by our Board of Directors and is subject to customary closing conditions, including approval by the Federal Communications Commission and relevant state public utility commissions. The closing of the transaction is also contingent upon the receipt of various other third party consents.

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

The Corvis Solution

We design, manufacture and market high performance all-optical and electrical/optical communications systems that lower the overall cost of network ownership for carriers. All-optical system sales represented approximately 82% of revenue in 2002. These products meet or exceed a wide range of carriers’ networking requirements, and are available now. We also offer electrical/optical solutions where they make sense, which also allow carriers to migrate to more efficient architectures as their capacity needs increase. Our all-optical products enable a fundamental shift in the design and efficiency of networks by allowing for the transmission, switching and management of communications traffic entirely in the optical domain. Our products enable the creation of, and migration to, long distance, all-optical transmission paths by eliminating expensive and bandwidth-limiting electrical regeneration and switching equipment in the network. Additionally, our products offer a flexible migration path from existing electrical/optical networks to all-optical networks. Our products integrate key technologies that enable the effective deployment of all-optical networks: long haul, extended long haul and ultra-long haul optical transmission, all-optical and electrical/optical switching and integrated network management. We believe our products offer carriers several key competitive advantages and benefits, including the following:

Reduced Capital Expenditures

By fully deploying our products in their networks, carriers are able to reduce their capital expenditures. Our Optical Convergence Switch can provide dedicated electrical and optical switching that scales as network requirements evolve, and it does not need to be installed at each network intersection in order for a carrier to begin to realize its benefits. It is a fully redundant system, designed to scale easily from simple stand-alone single shelf configurations to complete multiple shelf integrated configurations to help our customers pay as they grow. Our optical transport products eliminate the need for costly electrical regeneration and switching equipment in the backbone network, reducing the amount of equipment required for network deployment and expansion. Our ultra-long haul products support transmission of optical signals without electrical regeneration up to 3,200 kilometers, and have transmitted signals as long as 6,400 kilometers, compared to 400 to 600 kilometers for traditional equipment. This distance capability reduces the number of transmitters and receivers and associated equipment by up to a factor of eight, resulting in reduced capital and operating expenditures. Our long-haul regional products, which include our repeaterless products, reduce capital expenditures by enabling transmission over longer distances with greater capacity using less equipment. Our long haul products support transmission of optical signals without electrical regeneration up to 1,000 kilometers, compared to 400 to 600 kilometers for comparable traditional equipment. These repeaterless products, which do not require amplification equipment along the transmission span, currently enable carriers to transmit up to 400 gigabits per second in each direction for distances up to 350 kilometers. Traditional repeaterless network equipment can only transmit signals up to 40 kilometers in undersea applications and 120 kilometers or less in terrestrial applications, albeit at increased capacities. The distance reach and absence of amplification equipment along the route significantly reduces the initial expense of installing these products as well as costs associated with upgrading and monitoring the network.

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

Reduced Operating Expenses

Our products reduce operating expenses by dramatically reducing the amount of equipment in backbone networks, costs associated with maintaining equipment and spare parts inventory and electrical power and facilities required to operate and house the equipment. Our all-optical networking products can reduce the number of transmitters and receivers and associated equipment in a carrier’s network by as much as a factor of eight and the cost associated with this equipment in the network. Our regional products eliminate the need for regenerators in regional networks and our repeaterless products eliminate the need for in-line amplifiers in terrestrial and undersea network links. This results in a more efficient, less complex network with fewer parts to track, control, maintain and manage. Our end-to-end network management system, which is used across the entire Corvis product line also serves to reduce operational costs.

We believe that carriers have yet to comprehend the full benefits that can be realized by installing our equipment in their networks and migrating to an all-optical mesh network architecture. The installation and deployment costs of our equipment are comparable to the costs of deploying and installing traditional network equipment, but there are a number of factors that may cause carriers to hesitate in building out their networks with Corvis equipment. These factors range from reduced capital expenditures in the telecommunications industry, lack of customer demand for high-capacity networks that enable value added services such as high quality video conferencing or streaming video, the slightly higher purchase price of our equipment compared to traditional network equipment, and familiarity with the performance of, and costs associated with, operating, selling and managing traditional networks with traditional network architectures. See “Risk Factors” for a more complete description of these factors.

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

Carriers can deploy and increase capacity in a network more easily and rapidly using our equipment than with existing network equipment. Networks constructed using our products require significantly less equipment than used in existing networks, reducing network complexity as well as the number of tasks that must be performed to install and service our products, as compared to traditional networks. Once installed, our optical network products simplify and accelerate network expansion, enabling carriers to respond quickly to unpredictable demand for services and to take advantage of revenue opportunities. Having migrated to an all-optical network architecture, we believe the resulting cost and time savings give carriers a distinct advantage in responding to capacity demands.

Optical Switching

We provide both dedicated optical-electrical-optical (OEO) and optical-optical-optical (OOO) switching and integrated all-optical switching solutions with the Optical Convergence Switch (OCS) and Optical Network switching products that enable carriers to manage and deploy services across the optical network. With the combination of these optical switching offerings, we provide carriers with efficient solutions to meet requirements for supporting existing services and new emerging wavelength based services.

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

In 2000, Broadwing agreed to purchase our products and services as part of a multi-year purchase agreement which expired in July 2002. Since successfully completing field trials in July 2000, Broadwing has deployed a wide range of our optical networking products, including our all-optical switch, to create a national all-optical network that has been in service for over two years. Sales to Broadwing continue as part of network expansions and maintenance. Cumulative sales to Broadwing through December 28, 2002 totaled $191.8 million. C III Communications, an entity in which Corvis will initially retain a 96% ownership interest, has agreed to acquire Broadwing Communications Services, Inc. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Event.”

In 2001, Wiltel accepted a field trial system and agreed to purchase up to $300 million of our products and services over a five-year period as part of a purchase agreement. Firm commitments under the contract are limited to approximately $85.0 million which must be purchased prior to December 31, 2003. The agreement can be terminated by us or by Wiltel as a result of the other’s bankruptcy, material breach of the terms of the agreement, or attempted transfer or assignment of the agreement to creditors or similar transfers, unless cured within 30 days. Wiltel has deployed our switching and transport equipment in their national network, which is currently in service carrying commercial traffic. Cumulative sales to Wiltel through December 28, 2002 totaled $75.2 million.

On April 22, 2002, we reached an agreement with Qwest Communications Corporation modifying the terms of our previous purchase agreement. Under the terms of the new agreement, Qwest agreed to purchase up to $150 million of our products and services over a multi-year period ending in December 2005. The agreement can be terminated by us or by Qwest as a result of the other’s bankruptcy, material breach of the terms of the agreement, or attempted transfer or assignment of the agreement to creditors or similar transfers, unless cured within 30 days. Firm commitments totaling $7.0 million were required to have been purchased in 2002 and $5.0 million must be purchased in 2003 subject to certain acceptance criteria. In addition, we have agreed with Qwest to enter into two field trials of Corvis ON transport and switching equipment, as well as our Corvis OCS. In the fourth quarter of 2002, Qwest accepted the Corvis ON field trial system. Total sales to Qwest in 2002 were $7.0 million.

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

Regulation

The Federal Communications Commission, or FCC, has jurisdiction over the entire communications industry and, as a result, our products are subject to FCC rules and regulations. Similarly, products that we sell or develop for international customers are subject to international regulatory standards. FCC and foreign government regulation increases the time, difficulty and costs incurred in obtaining and maintaining approval to market newly developed and existing products. FCC and foreign government regulatory actions can result in delay in the release of our products, suspension or revocation of the authority necessary for their production and sale, and other civil and criminal sanctions.

Manufacturing

Historically, we have manufactured most of our products and conducted final assembly and final system test at our manufacturing facilities. In August 2002, we entered into a manufacturing outsourcing agreement with Celestica, a world leader in electronics manufacturing services. The agreement has an initial expiration date of August 13, 2006, unless earlier terminated, and automatically renews for successive one-year periods, unless either party provides the other with written notice at least 180 days prior to the next scheduled expiration date. We or Celestica may terminate the agreement upon written notice to the other if the other party commits a material breach of the agreement. Celestica may also terminate the agreement upon written notice to us if we fail to pay to Celestica amounts that we owe it under the agreement within 60 days of the payment’s due date, if Celestica is named as a party to the litigation or other proceedings arising out of the litigation between us and Ciena Corporation, which is described in greater detail below, or a third party alleges that Celestica’s performance under the agreement infringes or will infringe any intellectual property parts of the third party.

Under the agreement, we will transition all of our manufacturing capabilities to Celestica with the exception of final assembly, system integration and testing capabilities. We believe our agreement with Celestica will reduce our cost of production by substantially reducing our manufacturing facilities and related overhead. The transition is expected to be complete in the second quarter of 2003. We believe these steps will reduce our operating expenses in our equipment business going forward and are necessary in light of current and projected sales levels.

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

Given the technological complexity of our products, we can give no assurance that claims of infringement will not be asserted against us or against our customers in connection with their use of our systems and products, nor can there be any assurance as to the outcome of any such claims. On July 19, 2000, Ciena filed a lawsuit alleging that we are willfully infringing three of Ciena’s patents relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. A fourth patent was subsequently added to the lawsuit. In general, the technologies at issue involve how some of our equipment is used to transmit and receive communication signals between two points in the network. In February 2003, jury trials were held on the issues of infringement and invalidity of the four patents. Corvis all-optical networking products were found not to infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. A new trial date for the patent upon which the jury did not reach a verdict, which involves the manner in which certain Corvis OC-48 transmitters and receivers convert signals from optical form to electrical form and back again in a WDM system, is scheduled tentatively for late April 2003. Corvis’ OC-192 inverse multiplexing transceiver product, which can generally be described as a device that separates higher speed signals into lower speed signals for transmission and then recombines the lower speed signals after transmission that can be used along with our all-optical networking products, was found to infringe a Ciena patent on bit rate transparent devices. While we believe that the interim jury verdicts in the Ciena litigation are favorable and would not materially affect our business, financial condition or results of operations, we cannot be certain that the interim jury verdicts will be upheld or that infringement of other patents in the suit will not be found in later legal proceedings. To the extent it is necessary, a trial to determine damages will be held following any appeals. Such appeals can take up to a year or more before final determination. See “Item 3. Legal Proceedings.”

We own more than 180 issued U.S. and foreign patents, and more than 200 pending U.S. and foreign patent applications. We also license certain patents covering components, which require us to pay modest royalties. These licenses are directed generally to the following technologies: hybrid optical junction techniques for switching signals; the manufacture of Bragg Gratings; compression-tuned fiber gratings; temperature compensated optical waveguide devices; and wavelength selective optical switches. Most of these patent licenses expire on the earlier of the date the last licensed patent expires or is abandoned by the licensor. The licenses are expected to expire on December 18, 2003; February 16, 2014; September 30, 2014; December 26, 2009; and September 23, 2014, respectively. These expiration dates assume that the licensed patents are not abandoned at an earlier date by the licensor. Furthermore, the licenses may also terminate earlier if certain events occur, such as if we breach the contract.

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

In response to these conditions, we have implemented a series of restructuring initiatives designed to decrease our business expenses and to align resources for long-term growth opportunity. The actions included staff reductions, facility consolidations and the curtailment of certain discretionary spending. In addition, we announced a multi-year manufacturing outsourcing agreement with Celestica, a world leader in electronics manufacturing services. Under the agreement, we will transition all of our manufacturing capabilities to Celestica with the exception of final assembly, system integration and testing capabilities. We believe our agreement with Celestica will reduce our cost of production by substantially reducing our manufacturing facilities and related overhead. The transition is expected to be complete in the second quarter of 2003. We believe these steps will reduce our operating expenses in our equipment business going forward and are necessary in light of current and projected sales levels.

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

Subsequent Event

We have agreed to invest approximately $128.0 million in cash in C III Communications, LLC, a Delaware limited liability company, which on February 22, 2003, agreed to acquire most of the assets and certain liabilities of Broadwing Communications Services Inc. for a purchase price of $129.3 million. C III communications will also assume $375.0 million in long term operating commitments upon closing of the transaction. We have also agreed to contribute an additional $50.0 million to C III Communications by December 31, 2003 to fund ongoing operating expenses. Broadwing is a current customer of Corvis, accounting for $8.7 million in revenue in 2002. C III Communications was formed for the purpose of making this investment together with Cequel III, LLC, an investment and management company based in St. Louis, Missouri and headed by Jerald L. Kent, the founder of Charter Communications. Corvis will initially retain a 96% ownership interest in C III Communications and will appoint 4 of the 6 board members. Cequel III has agreed to contribute approximately $1.3 million for a 1% ownership interest in C III Communications and will appoint 2 of the 6 board members. Cequel III has no other funding obligations with regard to C III Communications, but Cequel III or Corvis may be permitted, under specified circumstances, to make additional capital contributions in the future. Broadwing Inc., the parent company of Broadwing Communications Services, will initially retain a 3% equity interest in C III Communications. In connection with this transaction, we are evaluating the possibility of raising a portion of these funds from other investors which could reduce our committed investment amount and percentage of ownership.

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

Broadwing has agreed to purchase at least $200 million of our products and services as part of a multi-year purchase agreement ending in July 2002. Since successfully completing field trials in July 2000,

Broadwing has deployed a wide range of our optically optimized networking products, including the all-optical switch, to create a national all-optical network that has been in service for over a year. Sales to Broadwing continue as part of network expansions and maintenance. Cumulative sales to Broadwing through December 28, 2002 totaled $191.8 million. C III Communications, an entity in which Corvis will initially retain a 96% ownership interest, has agreed to acquire Broadwing Communications Services, Inc. See “—Subsequent Event.”

In 2001, Wiltel accepted a field trial system and agreed to purchase up to $300 million of our products and services over a five-year period as part of a purchase agreement. Firm commitments under the contract are limited to approximately $85.0 million which must be purchased prior to December 31, 2003. The agreement can be terminated by us or by Wiltel as a result of the other’s bankruptcy, material breach of the terms of the agreement, or attempted transfer or assignment of the agreement to creditors or similar transfers, unless cured within 30 days. Wiltel has deployed our switching and transport equipment in their national network, which is currently in service carrying commercial traffic. Cumulative sales to Wiltel through December 28, 2002 totaled $75.2 million.

On April 22, 2002, we reached an agreement with Qwest Communications Corporation modifying the terms of our previous purchase agreement. Under the terms of the new agreement, Qwest agreed to purchase up to $150 million of our products and services over a multi-year period ending in December 2005. The agreement can be terminated by us or by Qwest as a result of the other’s bankruptcy, material breach of the terms of the agreement, or attempted transfer or assignment of the agreement to creditors or similar transfers, unless cured within 30 days. Firm commitments totaling $7.0 million were required to have been purchased in 2002 and $5.0 million must be purchased in 2003 subject to certain acceptance criteria. In addition, we agreed with Qwest to enter into two field trials of Corvis ON transport and switching equipment as well as our Corvis OCS. Corvis recognized $7.0 million in revenue in 2002 after receiving lab certification from Qwest.

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

Litigation.    In July 2000, Ciena Corporation (“Ciena”) informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000, Ciena filed a lawsuit alleging that we are willfully infringing three of Ciena’s patents relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. A fourth patent was subsequently added to the lawsuit. In general, the technologies at issue involve how some of our equipment is used to transmit and receive communication signals between two points in the network. In February 2003, jury trials were held on the issues of infringement and invalidity of the four patents. Corvis all-optical networking products were found not to infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. A new trial date for the patent upon which the jury did not reach a verdict, which involves the manner in which certain Corvis OC-48 transmitters and receivers convert signals from optical form to electrical form and back again in a WDM system, is scheduled tentatively for late April 2003. Corvis’ OC-192 inverse multiplexing transceiver product, which can generally be described as a device that separates higher speed signals into lower speed signals for transmission and then recombines the lower speed signals after transmission that can be used along with our all-optical networking products, was found to infringe a Ciena patent on bit rate transparent devices. While we believe that the interim jury verdicts in the Ciena litigation are favorable and would not materially affect our business, financial condition or results of operations, we cannot be certain that the interim jury verdicts will be upheld, or that infringement of other patents in the suit will not be found in later legal proceedings. To the extent it is necessary, a trial to determine damages will be held following any appeals. Such appeals can take up to a year or more before final determination. Based on the current status of the litigation, we cannot reasonably predict the likelihood of any final outcome.

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

Results of Operations

Year ended December 28, 2002 compared to year ended December 29, 2001

Revenue.    Revenue decreased to $20.2 million for the fiscal year ended December 28, 2002 from $188.5 million for the fiscal year ended December 29, 2001. The decrease in revenue was attributable to a decrease in demand for optical communications systems. Revenue for the years ended 2002 and 2001 is attributable to five customers and two customers, respectively. In 2002, Broadwing Communications Services, Inc. represented approximately $8.7 million of our total revenues, or 43%, Qwest Communications Corporation represented approximately $7 million of our total revenues, or 35%, and Telefonica de Espana S.A.U. represented approximately $2.3 million of our total revenues, or 11%. In 2001, Broadwing represented approximately $114.2 million of our total revenues, or 61%, and Wiltel Communications Group, Inc. (formerly Williams Communications, LLC) represented approximately $74.3 million of our total revenues, or 39%. Services, including customer support, installation and training, represented 28% in 2002 and 5% in 2001. Most of our customers have met or are approaching contractual minimum purchase commitments and have reached the end of long-term service contracts. In addition, two of our most significant customers, Broadwing and Wiltel, have informed us that they have completed the build-out of their respective network systems for which they intended to use our equipment. The decrease in sales to Broadwing and Wiltel, together with the conditions within the general economy and telecommunications sector, have resulted in reduced capital expenditures by carriers and a reduced demand for telecommunications networking systems, including ours, and have had an adverse impact on our revenue and results of operations. The amount of product and service revenues in 2003 and beyond will depend on the amount and timing of future firm order commitments from existing customers, as well as new contract wins.

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

Contractual Obligations and Commercial Commitments

The following table shows information about our contractual obligations and commercial commitments as of December 28, 2002 (in thousands):

	Payments Due in
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$23,529	$5,461	$8,939	$4,466	$4,663
Notes Payable	2,779	107	2,113	304	255
Capital Lease Obligation	2,081	2,004	77	—	—
Contractual Purchase Commitments	7,700	7,700	—	—	—

	$36,089	$15,272	$11,129	$4,770	$4,918

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	1 Year	2-3 Years	4-5 Years	Over 5 Years
Letters of Credit	$2,329	—	$240	$495	$1,594

	$2,329	—	$240	$495	$1,594

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

McLean, Virginia

January 27, 2003, except as to Note 16(c)

which is as of February 24, 2003 and

Note 17 which is as of February 22, 2003.

CORVIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 29, 2001	December 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$638,872	$457,833
Short-term investments	21,907	24,133
Trade accounts receivable	33,676	1,781
Inventory, net	96,426	26,491
Other current assets	17,486	14,406

Total current assets	808,367	524,644
Restricted cash, long-term	2,417	2,329
Long-term investments	—	22,450
Property and equipment, net	134,393	45,760
Goodwill, net	2,298	4,590
Intangible assets	19,131	9,375
Other long-term assets, net	12,219	1,170

Total assets	$978,825	$610,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$126	$107
Capital lease obligations, current portion	6,796	1,982
Accounts payable	14,488	14,973
Accrued expenses	36,402	31,609
Provision for restructuring charges	24,050	16,130

Total current liabilities	81,862	64,801
Noncurrent liabilities:
Notes payable, net of current portion	2,959	2,672
Capital lease obligations, net of current portion	1,743	74
Other long-term liabilities	3,408	2,693

Total liabilities	89,972	70,240
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value; 200,000,000 shares authorized; zero shares issued and outstanding as of December 29, 2001 and December 28, 2002	—	—
Common stock—$0.01 par value; 1,900,000,000 shares authorized; 362,687,909 shares issued and outstanding as of December 29, 2001 and 413,113,603 shares issued and 407,199,303 shares outstanding as of December 28, 2002, respectively	3,621	4,126
Shareholder note receivable	—	(32)
Treasury stock, 5,914,300 shares, at cost	—	(4,405)
Additional paid-in capital	2,648,955	2,809,267
Accumulated other comprehensive income (loss):
Foreign currency translation	(10,796)	(8,215)
Unrealized investment gain	—	24
Accumulated deficit	(1,752,927)	(2,260,687)

Total stockholders’ equity	888,853	540,078

Total liabilities and stockholders’ equity	$978,825	$610,318

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

CORVIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

	Convertible Preferred Stock
	All Series		Common Stock		Additional Paid-in- Capital	Stockholder Note Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts	Shares	Amount
Balance at January 1, 2000	16,088,186	$161	61,114,020	$609	$331,303	$(1,224)	—	—	$(91,223)	$239,626
Exercise of stock options and warrants	352,576	4	6,111,073	61	47,244	—	—	—	—	47,309
Private Placement—Series H preferred stock	496,710	5	—	—	40,000	—	—	—	—	40,005
Acquisition of Algety Telecom S.A.	1,301,822	13	11,385,358	114	916,942	—	—	—	—	917,069
Initial public offering and con-current private placement, net	—	—	31,902,778	319	1,066,118	—	—	—	—	1,066,437
Equity-based expense	213,633	2	—	—	98,356	—	—	—	—	98,358
Conversion of preferred stock	(18,452,927)	(185)	237,526,260	2,375	(2,190)	—	—	—	—	—
Collection of shareholder note	—	—	—	—	—	1,224	—	—	—	1,224
Foreign exchange adjustment	—	—	—	—	—	—	—	60,176	—	60,176
Net loss	—	—	—	—	—	—	—	—	(283,611)	(283,611)

Balance at December 30, 2000	—	—	348,039,489	3,478	2,497,773	—	—	60,176	(374,834)	2,186,593
Exercise of stock options and warrants	—	—	14,648,420	143	5,950	—	—	—	—	6,093
Equity-based expense	—	—	—	—	115,232	—	—	—	—	115,232
Expiration of common stock put-right	—	—	—	—	30,000	—	—	—	—	30,000
Foreign exchange adjustment	—	—	—	—	—	—	—	(70,972)	—	(70,972)
Net loss	—	—	—	—	—	—	—	—	(1,378,093)	(1,378,093)

Balance at December 29, 2001	—	—	362,687,909	3,621	2,648,955	—	—	(10,796)	(1,752,927)	888,853
Exercise of stock options	—	—	7,896,709	80	1,142	—	—	—	—	1,222
Equity-based expense	—	—	720,015	7	67,771	—	—	—	—	67,778
Acquisition of Dorsál	—	—	41,808,970	418	91,399	(32)	—	—	—	91,785
Foreign exchange adjustment	—	—	—	—	—	—	—	2,581	—	2,581
Unrealized gains on investments	—	—	—	—	—	—	—	24	—	24
Treasury stock, 5,914,300 shares at cost	—	—	—	—	—	—	(4,405)	—		(4,405)
Net loss	—	—	—	—	—	—	—	—	(507,760)	(507,760)
	—	—	—	—	—	—	—	—	—

Balance at December 28, 2002	—	—	413,113,603	$4,126	$2,809,267	$(32)	$(4,405)	$(8,191)	$(2,260,687)	$540,078

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table displays the activity and balances of the restructuring reserve account for the period ended December 29, 2001 and December 28, 2002 (in thousands):

		Restructuring and Other Charges
	Cost of Revenue	Workforce Reduction	Facility Consolidation	Long-lived Asset Impairment Charges	Total Restructuring and Other Charges	Interest Income and Other
	Inventory Write-downs					Impairment of Investments	Total
Balance as of December 30, 2000	$—	$—	$—	$—	$—	$—	$—
Restructuring and other charges	216,535	24,529	53,190	711,523	789,242	12,301	1,018,078
Non-cash charges	(174,035)	(16,431)	(40,664)	(711,523)	(768,618)	(12,301)	(954,954)
Cash Payments	(27,187)	(6,952)	(4,935)	—	(11,887)	—	(39,074)

Balance as of December 29, 2001	$15,313	$1,146	$7,591	$—	$8,737	$—	$24,050

Restructuring and other charges	68,785	19,626	—	107,686	127,312	4,978	201,075
Non-cash charges	(73,504)	(2,380)	—	(107,686)	(110,066)	(4,978)	(188,548)
Cash payments	(8,937)	(8,375)	(855)	—	(9,230)	—	(18,167)
Accretion of interest	—	—	207	—	207	—	207
Adjustment of prior estimates	—	—	(2,487)	—	(2,487)	—	(2,487)

Balance as of December 28, 2002	$1,657	$10,017	$4,456	$—	$14,473	$—	$16,130

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Marketable Debt and Equity Securities

Short-term and long-term investments as of December 28, 2002 are comprised of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$25,077	$16	$(14)	$25,079
Euro Dollar bonds	7,122	—	(3)	7,119
U.S. government and agency securities	14,360	25	—	14,385
Auction rate securities	24,000	—	—	24,000
Money market funds	433,833	—	—	433,833

	$504,392	$41	$(17)	$504,416

Included in cash and cash equivalents	457,833	—	—	457,833
Included in short-term investments…	24,118	21	(6)	24,133
Included in long-term investments	22,441	20	(11)	22,450

	$504,392	$41	$(17)	$504,416

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

Acquired patents are being amortized over an estimated life of five years. Goodwill has an indefinite life and is not amortized, but is subject to annual impairment tests required under SFAS No. 142. In process research and development was expensed during the year ended December 28, 2002. Dr. David R. Huber, the Company’s Chairman and Chief Executive Officer, owned, directly or indirectly, approximately 31 percent of the outstanding stock of Dorsál. In the fourth quarter of 2002, under the provisions of SFAS No. 142 and SFAS No. 144, the Company completed its annual impairment review of goodwill and other intangible assets. The income approach using discounted projected cash flows was used in performing the impairment review of

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill and other intangible assets. Based on the assessment, the Company recorded a writedown of goodwill and intangible assets totaling $33.0 million associated with the Dorsal acquisition, which is included in restructuring, impairment and other charges.

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

In-the-money-options relate principally to option granted to options holders of Dorsál Networks, Inc. upon acquisition of that company. In addition, certain employees received in-the-money options as part of termination agreements.

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

Revenue for the years ended 2002 and 2001 is attributable to five customers and two customers, respectively. In 2002, Broadwing Communications Services, Inc. represented approximately $8.7 million of our total revenues, or 43%, Qwest Communications Corporation represented approximately $7 million of our total revenues, or 35%, and Telefonica de Espana S.A.U. represented approximately $2.3 million of our total revenues, or 11%. In 2001, Broadwing Communications Services, Inc. represented approximately $114.2 million of our total revenues, or 61%, and Wiltel Communications Group, Inc. (formerly Williams Communications, LLC) represented approximately $74.3 million of our total revenues, or 39%. The Company expects that a significant portion of its future revenue from the equipment business will continue to be generated by a limited number of customers. The loss of any one of these customers or any substantial reduction in orders by any one of these customers could materially adversely affect the Company’s financial condition or operating results.

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

By letter dated July 10, 2000, Ciena Corporation (“Ciena”) informed the Company of its belief that there is significant correlation between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing communications systems technologies. On July 19, 2000 Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counterclaims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. In general, the technologies at issue involve how some of our equipment is used to transmit and receive communication signals between two points in the network. In February 2003, a jury trial was held on the issues of infringement and invalidity. On February 24, 2003, the jury found that Corvis all-optical networking products did not infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. A new trial date for the patent upon which the jury did not reach a verdict, which involves the manner in which certain Corvis OC-48 transmitters and receivers convert signals from optical form to electrical form and back again in a WDM system, is scheduled tentatively for late April 2003. Corvis’ OC-192 inverse multiplexing transceiver product, which can generally be described as a device that separates higher speed signals into lower speed signals for transmission and then recombines the lower speed signals after transmission that can be used along with our all-optical networking products, was found to infringe a Ciena patent on bit rate transparent devices.

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Corvis Corporation:

Under date of January 27, 2003, except as to Note 16(c) which is as of February 24, 2003 and Note 17 which is as of February 22, 2003, we reported on the consolidated balance sheets of Corvis Corporation as of December 29, 2001 and December 28, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 30, 2000, December 29, 2001 and December 28, 2002, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

which is as of February 24, 2003 and

Note 17 which is as of February 22, 2003.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2004.

Corvis Corporation

By:	/s/ David R. Huber
David R. Huber Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Merger Agreement between Corvis Corporation and Corvis Acquisition Company, Inc. and Dorsál Networks, Inc., dated January 29, 2002 (incorporated by reference herein to Exhibit 2.1 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

Registrant hereby agrees to provide a copy of omitted Schedules to the above exhibit to the Securities and Exchange Commission upon request

3.1	Amended and Restated Certificate of Incorporation of Corvis Corporation (incorporated by reference herein to Exhibit 3.1 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

3.2	Amended and Restated By-laws of Corvis Corporation (incorporated by reference herein to Exhibit 3.2 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.1	Amended and Restated Loan Agreement, dated as of June 30, 1999, among Corvis Corporation, Venture Lending & Leasing II, Inc., as Agent, and Venture Lending & Leasing II, Inc. and the other Lenders signatory thereto (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.2*	Corvis Corporation Second Amended 1997 Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.3*	Form of Corvis Corporation 2000 Long Term Incentive Plan (incorporated by reference herein to Exhibit 10.3 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.4*	Form of Corvis Corporation Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.4 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.5†	Procurement Agreement, dated March 17, 2000, by and between Broadwing Communication Services, Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.7 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.6†	Amended and Restated Procurement Agreement and Field Trial Agreement, dated June 23, 2000, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.8 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.7†	Amendment No. 3 to Procurement Agreement, dated January 9, 2001, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation’s Current Report on Form 8-K, dated January 9, 2001, File No. 0-30989)

10.8†	Amendment No. 4 to Procurement Agreement, dated April 23, 2001, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.9 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001)

10.9†	Amendment No. 6 to Procurement Agreement, dated September 25, 2001, by and between Williams Communications Inc. and Corvis (incorporated by reference herein to Exhibit 10.10 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001)

10.10†	Procurement Agreement, dated June 5, 2000, by and between Qwest Communications Corporation and Corvis Corporation (incorporated by reference herein to Exhibit 10.9 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.11*	Employment Agreement, dated September 10, 2001, as amended, between Dorsál Networks, Inc. and James M. Bannantine

Exhibit Number	Description

10.12*	Employment Agreement, dated January 4, 2002, as amended, between Corvis Corporation and Lynn D. Anderson

10.13*	Agreement for the Purchase and Sale of Assets by and between Broadwing Communications Services, Inc., Broadwing Telecommunications, Inc. and the other Sellers party thereto and C III Communications, LLC and C III Communications Operations, LLC, dated as of February 22, 2003

21.1*	Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

†	Confidential treatment requested for portions of this exhibit.
*	Filed as an exhibit to the Company’s Form 10-K dated March 25, 2003.