Form 10-Q/A
period 2003-06-30
CORVIS CORP
filed 2004-03-23
CIK 1060490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

PART I -FINANCIAL INFORMATION

Item 1. Financial Statements.

CORVIS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 28, 2002	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$457,833	$286,034
Short-term investments	24,133	31,463
Trade accounts receivable	1,781	59,827
Inventory, net	26,491	28,532
Other current assets	14,406	16,823

Total current assets	524,644	422,679
Restricted cash, long-term	2,329	3,129
Long-term investments	22,450	6,080
Property and equipment, net	45,760	123,400
Goodwill, net	4,590	4,590
Intangible Assets	9,375	32,509
Other long-term assets, net	1,170	8,489

Total assets	$610,318	$600,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$107	$113
Capital lease obligations, current portion	1,982	964
Accounts payable	14,973	46,224
Accrued expenses	46,420	63,849
Deferred revenue	1,319	8,357

Total current liabilities	64,801	119,507
Noncurrent liabilities:
Notes payable, net of current portion	2,672	2,689
Capital lease obligations, net of current portion	74	1,718
Other long-term liabilities	2,693	2,034
Deferred revenue – long-term	—	18,372

Total liabilities	70,240	144,320
Minority interest	—	896
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value; 1,900,000,000 shares authorized; 413,113,503 shares issued and 407,199,203 shares outstanding as of December 28, 2002; 417,105,116 shares issued and 404,823,216 outstanding as of June 30, 2003	4,126	4,165
Shareholder note receivable	(32)	(32)
Treasury stock, 5,914,300 shares and 12,281,900 shares, at cost	(4,405)	(9,512)
Additional paid-in capital	2,809,267	2,822,027
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(8,215)	(7,581)
Unrealized investment gain	24	104
Accumulated deficit	(2,260,687)	(2,353,511)

Total stockholders’ equity	540,078	455,660

Total liabilities and stockholders’ equity	$610,318	$600,876

See accompanying notes to unaudited condensed consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2003	June 29, 2002	June 30, 2003
Revenue:
Equipment sales and service	$3,022	$320	$11,739	$1,837
Telecommunications services	—	26,697	—	26,697

Total revenue	3,022	27,017	11,739	28,534
Costs of revenue:
Equipment sales and service	3,971	3,428	14,768	4,590
Telecommunications services (excluding depreciation and amortization of $1,215 for the three and six months ended June 30, 2003, respectively, included separately below)	—	18,035	—	18,035

Total costs of revenue	3,971	21,463	14,768	22,625

Operating expenses:
Research and development, exclusive of equity-based expense	25,803	12,124	48,034	32,138
Sales, general and administrative, exclusive of equity-based expense	23,906	20,626	39,861	32,253
Equity-based expense:
Research and development	6,467	3,558	15,060	6,912
Sales, general and administrative	10,555	1,793	21,917	3,820
Depreciation	8,495	6,490	16,617	13,080
Amortization of intangible assets	4,258	1,976	7,175	3,760
Restructuring, impairment and other charges other charges	1,792	7,797	4,351	11,581
Purchased research and development	34,580	—	34,580	—

Total operating expenses	115,856	54,364	187,595	103,544

Operating loss	(116,805)	(48,810)	(190,624)	(97,635)
Interest income, net	(2,305)	2,999	478	4,792

Net loss before minority interest	(119,110)	(45,811)	(190,146)	(92,843)
Minority interest	—	19	—	19

Net loss	$(119,110)	$(45,792)	$(190,146)	$(92,824)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,400	551	2,547	634
Unrealized investment gains	—	42	—	80

Comprehensive loss	$(115,710)	$(45,199)	$(187,599)	$(92,110)

Basic and diluted net loss per common share	$(0.31)	$(0.11)	$(0.51)	$(0.23)

Weighted average number of common shares outstanding	383,412	403,337	373,302	402,698

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

	Fair Value
Current assets	$80,000
Property plant and equipment	92,936
Customer relationships	7,760	3–7 year useful life
In-place contracts	16,490	9 year useful life
Trade name	2,910	Indefinite useful life
Other long-term assets	7,400

Total assets acquired	207,496

Current liabilities	95,695
Long-term liabilities	21,495

Total liabilities assumed	117,190
Minority interest	915

Purchase price	$89,391

The Broadwing purchase price is net of the elimination of warranty obligations sold to Broadwing prior to the acquisition.

Current and long-term liabilities includes deferred revenue of $1.8 million and $18.5 million, respectively. Deferred revenue is associated with indefeasible right-of-use agreements (“IRU”) which will be amortized as a component of revenue over the life of the respective contracts.

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

(6) Legal Matters

In July 2000, Ciena Corporation (“Ciena”) informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In trials held in February 2003, Corvis’ all-optical networking products were found by a jury not to infringe two of Ciena’s WDM patents. The jury did not reach a verdict on a third Ciena WDM patent, which is related to the two non-infringed WDM patents. Corvis’ inverse multiplexing transceiver product, which can be used along with its all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis transmitters and receivers are operated in a WDM system was found by a jury to infringe the patent, upon which a jury verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, Corvis filed a motion to certify the record for interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending.

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

(8) Restructuring and Other Charges

Starting in 2001 and continuing through 2003, conditions within the general economy and telecommunications sector have resulted in reduced capital expenditures by carriers and a reduced demand for telecommunications networking systems. These declines have had a severe adverse impact on the Company’s equipment division revenue and results of operations. The Company cannot predict when or if market conditions will improve.

In response to these conditions, the Company has implemented a series of restructuring initiatives in its equipment division designed to decrease business expenses and conserve resources. These actions included staff reductions, facility consolidations and the curtailment of certain discretionary spending. In addition, the Company entered into a multi-year manufacturing outsourcing agreement with Celestica, an electronics manufacture service. Under the agreement, the Company has transitioned virtually all of its manufacturing capabilities to Celestica with the exception of final assembly, system integration and testing capabilities. These restructuring plans have been reflected in the results of operations in 2001, 2002 and the six months ended June 30, 2003. These plans are ongoing and will be reflected in the results of operations in the next quarter and beyond, as necessary.

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

(9) Segment Reporting

The Company has two business segments: equipment sales and services and telecommunications services. The equipment sales and services segment designs, manufactures and sells high performance all-optical and electrical/optical communications systems. The telecommunications services segment provides data and voice communications services through Broadwing Communications, LLC. These services are provided over approximately 18,700 route miles of fiber-optic transmission facilities. Telecommunications services revenues are generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers. The telecommunications segment is new and is the result of the Company’s June 13, 2003 acquisition of Broadwing Communications, LLC. The Company evaluates segment performance and allocates resources based on several factors, of which net revenues and net loss are the primary financial measures. The accounting policies of the segments are the same as those described in footnote (1) to the condensed consolidated financial statements. Intercompany sales include standard profit margins, which are eliminated in consolidation. Segment results are as follows (in thousands):

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

Telecommunications Services

On February 22, 2003, we entered into an agreement to invest approximately $128 million, including acquisition costs, for a 96% ownership interest in Broadwing, which acquired most of the assets and certain of the liabilities of Broadwing Communications Services, Inc. This purchase price was subject to a pre-closing reduction of up to $14.3 million if Broadwing Communications Services, Inc. failed to reach certain revenue and EBITDA targets it had established. The agreement also committed Broadwing Communications Services, Inc. to make capital expenditures of $3 million each month, consistent with its financial plan. On June 6, 2003, the parties agreed to reduce the purchase price by $7.2 million due to failure to meet the revenue target and by an additional $7.2 million for failure to achieve the targeted reduction in negative cash EBITDA. An additional reduction in the purchase price of approximately $23 million was negotiated to reflect the seller’s desire to forego making additional required capital expenditures, such as equipment and network upgrades, and to accelerate the closing of the transaction. These reductions reduced the purchase price to $92.9 million, including acquisition costs and related costs of $2.3 million.

The purchase price of the Broadwing acquisition is subject to an additional post-closing adjustment if Broadwing fails to meet post-closing earnings targets. Not more than 30 days after July 1, 2004, we will provide the seller with a calculation of cash EBITDA (as defined in the purchase agreement) minus capital expenditures for the Broadwing business for the period from July 1, 2003 to July 1, 2004. If annual cash EBITDA minus capital expenditures for such period is negative $48 million or less, the seller will pay to us an amount equal to 35% of the difference between negative $48 million and the amount of annual cash EBITDA minus capital expenditures, provided that the obligation for such reimbursement will not exceed $10 million.

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

Current and long-term liabilities includes deferred revenue of $1.8 million and $18.5 million, respectively. Deferred revenue is associated with indefeasible right-of-use agreements (“IRU”) which will be amortized as a component of revenue over the life of the respective contracts.

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

Litigation

In July 2000, Ciena Corporation (“Ciena”) informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena’s patents relating to dense wavelength division multiplexing communications technologies. On March 5, 2001, a motion was granted allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In February 2003, jury trials were held on the issues of infringement and invalidity of the four patents. Our all-optical networking products were found not to infringe two of Ciena’s WDM patents. The jury did not reach a verdict on a third Ciena WDM patent, which is related to the two non-infringed WDM patents. Our inverse multiplexing transceiver product, which can be used along with our all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain our transmitters and receivers are operated in a WDM system was found by a jury to infringe the patent, upon which a verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, we filed a motion to certify the record for interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending.

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

Equipment Sales and Services Cost of Revenue. Equipment costs of revenue decreased to $3.4 million for the three months ended June 30, 2003 from $4.0 million for the three months ended June 29, 2002. Costs of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead, including depreciation, finishing and installation operations. As a result of discontinued product lines under our restructuring plans and excess inventories due to reduced capital expenditures by telecommunication carriers, we recorded inventory impairment charges as a cost of revenue totaling $3.3 million during the second quarter of 2003 and $1.7 million during the second quarter of 2002.

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

Equipment Sales and Services Cost of Revenue. Equipment costs of revenue decreased to $4.6 million for the six months ended June 30, 2003 from $14.8 million for the six months ended June 29, 2002. Equipment cost of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and overhead, including depreciation, finishing and installation operations. As a result of discontinued product lines under our restructuring plans and excess inventories due to reduced capital expenditures by telecommunication carriers we recorded inventory impairment charges as a cost of revenue totaling $3.3 million during the first six months of 2003 and $6.0 million during the first six months of 2002.

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

New Accounting Pronouncements

In December 2002, the Emerging Issues Task Force issued a consensus on Issue 00-21 “EITF 00-21”, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue to be allocated among the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The effective date of EITF 00-21 for us is July 1, 2003. We do not believe that the adoption of EITF 00-21 will have a significant impact on our consolidated financial statements.

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

Date: March 22, 2004
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