Form 10-Q/A
period 2003-09-30
CORVIS CORP
filed 2004-03-23
CIK 1060490

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORVIS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 28, 2002	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$457,833	$292,182
Short-term investments	24,133	35,445
Trade accounts receivable, net	1,781	68,232
Inventory, net	26,491	—
Other current assets	14,406	26,254

Total current assets	524,644	422,113
Restricted cash, long-term	2,329	4,626
Long-term investments	22,450	9,726
Property and equipment, net	45,760	113,262
Goodwill, net	4,590	—
Intangible assets	9,375	27,160
Other non-current assets	1,170	6,121

Total assets	$610,318	$583,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current portion	$107	$116
Capital lease obligations, current portion	1,982	644
Accounts payable	12,380	63,740
Accrued expenses and other liabilities	31,608	43,958
Accrued restructuring and other charges	18,723	19,426

Total current liabilities	64,800	127,884
Notes payable, net of current portion	2,672	2,101
Capital lease obligations, net of current portion	75	1,426
Deferred revenue	—	18,088
Other long-term liabilities	2,693	1,233

Total liabilities	70,240	150,732
Minority interest	—	630
Commitments and contingencies
Common stock—$0.01 par value; 1,900,000,000 shares authorized; 413,113,503 shares issued and 407,199,203 shares outstanding as of December 28, 2002; 487,245,279 shares issued and 474,963,379 shares outstanding as of September 30, 2003	4,126	4,867
Shareholder notes receivable	(32)	(32)
Treasury stock, 5,914,300 shares and 12,281,900 shares, at cost	(4,405)	(9,512)
Additional paid-in capital	2,809,267	2,902,035
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(8,215)	—
Unrealized investment gain	24	62
Accumulated deficit	(2,260,687)	(2,465,774)

Total stockholders’ equity	540,078	431,646

Total liabilities and stockholders’ equity	$610,318	$583,008

See accompanying notes to unaudited condensed consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 30, 2003	September 28, 2002	September 30, 2003
Revenue:
Communications services	$—	$143,124	$—	$169,821
Equipment	1,353	114	13,092	1,952

Total revenue	1,353	143,238	13,092	171,773
Costs of sales:
Communications services (excluding depreciation and amortization of $6,405 and $7,620 for the three and nine months ended September 30, 2003, respectively, included separately below)	—	109,618	—	127,653
Equipment	25,035	29,668	39,802	34,258

Total costs of sales	25,035	139,286	39,802	161,911

Operating expenses:
Research and development	25,105	7,692	73,138	39,830
Sales, general and administrative	16,990	60,520	56,851	92,773
Depreciation	9,070	11,460	25,688	24,540
Amortization	5,658	2,112	12,833	5,873
Equity-based expense:
Research and development	7,152	3,294	22,209	10,206
Sales, general and administrative	10,555	1,888	32,475	5,708
Restructuring and other charges	31,313	30,457	35,664	42,038
Purchased research and development	—	—	34,580	—

Operating loss	(129,525)	(113,471)	(320,148)	(211,106)
Interest and other income (expense), net	2,127	932	2,603	5,724

Net loss before minority interest	(127,398)	(112,539)	(317,545)	(205,382)
Minority interest	—	276	—	295

Net loss	(127,398)	(112,263)	(317,545)	(205,087)
Other comprehensive income (loss):
Foreign currency translation adjustment	(128)	—	2,419	634
Unrealized investment gains (losses)	—	(42)	—	38

Total comprehensive loss	$(127,526)	$(112,305)	$(315,126)	$(204,415)

Net loss per share	$(0.31)	$(0.26)	$(0.82)	$(0.49)

Weighted average shares outstanding	410,323	439,849	385,643	415,082

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

(2) Broadwing Acquisition

On June 13, 2003, the Company invested approximately $81.1 million, including acquisition costs, for a 96% ownership in Broadwing Communications, LLC (“Broadwing”), which acquired most of the assets and certain of the liabilities of Broadwing Communications Services Inc., one of our largest customers. Broadwing is an Austin, Texas based provider of long-haul data transport and switched data and voice communication services throughout the United States. The total investment for the Broadwing assets and liabilities includes a reduction of $9.3 million as part of a settlement of various purchase adjustments contemplated in the Broadwing Asset Purchase Agreement. The purchase price is subject to possible further reductions based upon the resolution of certain events, which will take place in June 2004. As part of the acquisition, the Company agreed to invest at least an additional $50.0 million in Broadwing by December 31, 2003 to support Broadwing’s working capital needs. Corvis has contributed $37.7 million in working capital through September 30, 2003. Broadwing represented $8.7 million of our total revenues of $20.2 million in 2002.

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

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. The first of these investigations does not appear to involve any allegation of wrongful conduct on the part of Corvis. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Corvis. This investigation, insofar as it relates to Corvis, appears to focus generally on whether Corvis’ transactions and relationships with Qwest were appropriately disclosed in Corvis’ public filings and other public statements.

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

Communications Services

On February 22, 2003, we entered into an agreement to invest approximately $128 million, including acquisition costs, for a 96% ownership interest in Broadwing, which acquired most of the assets and certain of the liabilities of Broadwing Communications Services, Inc. This purchase price was subject to a pre-closing reduction of up to $14.3 million if Broadwing Communications Services, Inc. failed to reach certain revenue and EBITDA targets it had established. The agreement also committed Broadwing Communications Services, Inc. to make capital expenditures of $3 million each month, consistent with its financial plan. On June 6, 2003, the parties agreed to reduce the purchase price by $7.2 million due to failure to meet the revenue target and by an additional $7.2 million for failure to achieve the targeted reduction in negative cash EBITDA. An additional reduction in the purchase price of approximately $23 million was negotiated to reflect the seller’s desire to forego making additional required capital expenditures, such as equipment and network upgrades, and to accelerate the closing of the transaction. These reductions reduced the purchase price to $92.9 million, including acquisition costs and related costs of $2.3 million. Subsequently, in November 2003, the parties agreed on an additional post-closing reduction in the purchase price to $81.1 million, including acquisition and related costs, as negotiated pursuant to working capital and receivable adjustment obligations set forth in the agreement and our release of certain warranties.

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

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Quest Communications International, Inc. and In the Matter of Issuers Related to Qwest. The first of these investigations does not appear to involve any allegation of wrongful conduct on the part of Corvis. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Corvis. This investigation, insofar as it relates to Corvis, appears to focus generally on whether Corvis’ transactions and relationships with Qwest were appropriately disclosed in Corvis’ public filings and other public statements.

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

Net Loss. Net loss decreased to $112.3 million for the three months ended September 30, 2003 from $127.4 million for the three months ended September 28, 2002. The net loss related to communications services was $27.7 million for the three months ended September 30, 2003 and zero for the three months ended September 28, 2002. The increase in net loss was related to the timing of the Broadwing acquisition, which occurred on June 13, 2003. The net loss related to the equipment segment was $84.6 million for the three months ended September 30, 2003 and $127.4 million for the three months ended September 28, 2002. The decrease in net loss for the equipment division is primarily attributable to restructuring activities and other expenses discussed above.

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

Net Loss. Net loss decreased to $205.4 million for the nine months ended September 30, 2003 from $317.5 million for the nine months ended September 28, 2002. The net loss related to the communications services was $29.2 million for the three months ended September 30, 2003 and zero for the three months ended September 28, 2002. The increase in net loss was related to the timing of the Broadwing acquisition, which occurred on June 13, 2003. The results of Broadwing have been included since the date of acquisition, representing 109 days for the nine months ended September 30, 2003. The net loss related to the equipment segment was $176.1 million for the nine months ended September 30, 2003 and $317.5 million for the nine months ended September 28, 2002. The decrease in net loss for the equipment division is primarily attributable to restructuring activities and other expenses discussed above.

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

Net cash used in investing activities for the nine months ended September 30, 2003 and September 28, 2002 was $86.0 million and $25.2 million respectively. The increase in net cash used in investing activities for the nine months ended September 30, 2003 was primarily attributable to the $81.1 million acquisition of most of the assets and certain liabilities of Broadwing Communications Services, Inc., purchases of property and equipment of $4.0 million and increases in deposits and other long-term investments, offset in part by net sales of short and long-term investments. We expect that our capital expenditures, primarily for our communications services division, will be approximately $30.0 million during the next twelve months, which we expect to fund with available cash and cash equivalents and short-term investments.

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

If cash on hand and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. To the extent that we raise additional capital through the sale of equity or debt securities, the issuance of such securities could result in dilution to our existing shareholders. If additional funds are raised through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, or at all. Also, due to recent market conditions in our industry, the cost of capital has increased. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

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

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Quest Communications International, Inc. and In the Matter of Issuers Related to Qwest. The first of these investigations does not appear to involve any allegation of wrongful conduct on the part of Corvis. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Corvis. This investigation, insofar as it relates to Corvis, appears to focus generally on whether Corvis’ transactions and relationships with Qwest were appropriately disclosed in Corvis’ public filings and other public statements.

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