Form 10-K/A
period 2003-12-31
CORVIS CORP
filed 2004-03-23
CIK 1060490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Given the technological complexity of our products, we can give no assurance that claims of infringement will not be asserted against us or against our customers in connection with their use of our systems and products, nor can there be any assurance as to the outcome of any such claims. On July 19, 2000, Ciena filed a lawsuit alleging that we are willfully infringing three of Ciena’s patents relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. A fourth patent was subsequently added to the lawsuit. In general, the technologies at issue involve how some of our equipment is used to transmit and receive communication signals between two points in the network. In February 2003, interim jury trials were held on the issues of infringement and invalidity of the four patents. Corvis all-optical networking products were found not to infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. Corvis’ OC-192 inverse multiplexing transceiver product, which can generally be described as a device that separates higher speed signals into lower speed signals for transmission and then recombines the lower speed signals after transmission that can be used along with our all-optical networking products, was found to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis OC-48 transmitters and receivers convert the signals from optical form to an electronic form and back again, in a WDM system was found by a jury to infringe the patent, upon which a jury verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, we filed a motion to certify the record for interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending. In February 2004, our motion requesting a jury trial on a pending infringement issue was denied and we filed a Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit requesting that a retrial be ordered. See “Item 3. Legal Proceedings.”

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

The jury did not reach a verdict on a third Ciena WDM patent, which is related to the two non-infringed WDM patents. Corvis’ OC-192 inverse multiplexing transceiver product, which can generally be described as a device that separates higher speed signals into lower speed signals for transmission and then recombines the lower speed signals after transmission that can be used along with our all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis OC-48 transmitters and receivers convert the signals from optical form to an electronic form and back again, in a WDM system was found by a jury to infringe the patent, upon which a jury verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, we filed a motion to certify the record for interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending. In February 2004, our motion requesting a jury trial on a pending infringement issue was denied and we filed a Writ of Mandamus with the U. S. Court of Appeals for the Federal Circuit requesting that a retrial be ordered.

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

The purchase price of the Broadwing acquisition is subject to an additional post-closing adjustment if Broadwing fails to meet post-closing earnings targets. Not more than 30 days after July 1, 2004, we will provide the seller with a calculation of cash EBITDA (as defined in the purchase agreement) minus capital expenditures for the Broadwing business for the period from July 1, 2003 to July 1, 2004. If annual cash EBITDA minus capital expenditures for such period is negative $48 million or less, the seller will pay to us an amount equal to 35% of the difference between negative $48 million and the amount of actual cash EBITDA minus capital expenditures, provided that the obligation for such reimbursement will not exceed $10 million.

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

Litigation

In July 2000, Ciena Corporation (“Ciena”) informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. In general, the technologies at issue involve how some of our equipment is used to transmit and receive communication signals between two points in the network. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena’s patents relating to dense wavelength division multiplexing communications technologies. On March 5, 2001, a motion was granted allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In February 2003, jury trials were held on the issues of infringement and invalidity of the four patents. Our all-optical networking products were found not to infringe two of Ciena’s WDM patents. The jury did not reach a verdict on a third Ciena WDM patent, which is related to the two non-infringed WDM patents. Corvis’ OC-192 inverse multiplexing transceiver product, which can generally be described as a device that separates higher speed signals into lower speed signals for transmission and then recombines the lower speed signals after transmission that can be used along with our all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis OC-48 transmitters and receivers convert the signals from optical form to an electronic form and back again, in a WDM system was found by a jury to infringe the patent, upon which a jury verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, we filed a motion to certify the record for interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending. In February 2004, our motion requesting a jury trial on a pending infringement issue was denied and we filed a Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit requesting that a retrial be ordered.

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

	Quarter Ended			Total
	June 30, 2003*	September 30, 2003	December 31, 2003
Data and internet services	$6,090	$34,053	$34,037	$74,180
Broadband transport	10,586	56,272	57,136	123,994
Voice services	10,021	52,799	49,181	112,001

Total communications services revenue	$26,697	$143,124	$140,354	$310,175

*	Includes revenues beginning on the date of acquisition, June 13, 2003.

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

The agreement also committed Broadwing Communications Services, Inc. to make capital expenditures of $3 million each month, consistent with its financial plan. On June 6, 2003, the parties agreed to reduce the purchase price by $7.2 million due to failure to meet the revenue target and by an additional $7.2 million for failure to achieve the targeted reduction in negative cash EBITDA, as defined in the agreement. An additional reduction in the purchase price of approximately $23 million was negotiated to reflect the seller’s desire to forego making additional required capital expenditures such as equipment and network upgrades and to accelerate the closing of the transaction. These reduction reduced the purchase price to $92.9 million including acquisition costs and related costs of $2.3 million. The Broadwing acquisition closed on June 13, 2003. Subsequently, in November 2003, the parties agreed on an additional post-closing reduction in the purchase price to $81.1 million, including acquisitions and related costs as negotiated pursuant to working capital and receivable adjustment obligations set forth in the agreement and our release of certain warranties.

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

Regulatory initiatives could put Broadwing at a competitive disadvantage or lower the rates that Broadwing is permitted to charge for its services, which would decrease Broadwing’s revenue and profitability.

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

Beginning in 2001, the business environment for the communications industry deteriorated significantly and rapidly and remains weak. This was primarily due to: the general weakness of the U.S. economy, which was exacerbated by the events of September 11, 2001, and concerns regarding terrorism; pressure on prices for broadband services due to substantial excess fiber capacity in most markets; and forecasted demand for broadband services not being realized as a result of the state of the economy, the bankruptcy or liquidation of a substantial number of Internet companies and financial difficulties experienced by many communications customers. If these trends continue, they could cause a material adverse impact on our sales, profitability and financial condition.

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(c)    Broadwing

On February 23, 2003, the Company entered into an agreement to invest approximately $129 million, including acquisition costs, for most of the assets and certain of the liabilities of Broadwing Communications Services, Inc. This purchase price was subject to a pre-closing reduction of up to $14.3 million if Broadwing

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Communications Services, Inc. failed to reach certain revenue and EBITDA targets, as defined in the agreement, it had established, and a post-closing reduction of an additional $10 million if certain EBITDA targets, as defined in the agreement, were not reached in a one-year period after the closing. The agreement also committed Broadwing Communications Services, Inc. to make capital expenditures of $3 million each month, consistent with its financial plan. On June 6, 2003, the parties agreed to reduce the purchase price by $7.2 million due to failure to meet the revenue target and by an additional $7.2 million for failure to achieve the targeted financial results. An additional reduction in the purchase price of approximately $23 million was negotiated to reflect the seller’ desire to forego making additional required capital expenditures, such as equipment and network upgrades, and to accelerate the closing of the transaction. These reductions reduced the purchase price to $92.9 million, including acquisition costs. The Broadwing acquisition closed on June 13, 2003. Subsequently, in November 2003, the parties agreed on an additional post-closing reduction in the purchase price to $81.1 million, net of purchase adjustments and acquisitions costs, as negotiated pursuant to working capital and receivable adjustment obligations set forth in the agreement and the Company’s release of certain warranties.

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result, the Company recorded the following charges in 2001, 2002 and 2003 (in thousands):

	Year Ended
	December 29, 2001	December 28, 2002	December 31, 2003
Equipment cost of sales—inventory write-downs and other	$216,535	$68,785	$31,163

Restructuring, impairment and other charges:
Workforce reductions and facilities consolidation	77,719	17,139	24,943
Valuation and impairment of long-lived assets	711,523	107,686	15,950
Contract termination charges-Communications Services Division	—	—	18,488

Total restructuring, impairment and other charges	789,242	124,825	59,381

Other income, net—impairment of strategic equity investments	12,301	4,978	385

Total restructuring and related charges	$1,018,078	$198,588	$90,929

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table displays the activity and balances of the restructuring accrual account for the periods ended December 29, 2001, December 28, 2002 and December 31, 2003 (in thousands):

	Cost of Revenue	Restructuring and Other Charges				Interest Income and Other	Total
	Inventory Write-downs	Workforce and Facility Consolidation	Long-lived Asset Impairment Charges	Cequel III Contract Restructuring	Total Restructuring and Other Charges	Impairment of Investments
Balance as of December 29, 2001	$15,313	$11,330	$—	$—	$11,330	$—	$26,643
Restructuring and other charges	68,785	17,139	107,686	—	124,825	4,978	198,588
Non-cash charges	(73,504)	(2,380)	(107,686)	—	(110,066)	(4,978)	(188,548)
Cash payments	(8,937)	(9,230)	—	—	(9,230)	—	(18,167)
Accretion of interest	—	207	—	—	207	—	207

Balance as of December 28, 2002	1,657	17,066	—	—	17,066	—	18,723

Restructuring and other charges	31,163	24,943	15,950	18,488	59,381	385	90,929
Acquired Broadwing liabilities	—	791	—	—	791	—	791
Non-cash charges	(24,151)	(13,592)	(15,950)	(17,377)	(46,919)	(385)	(71,455)
Cash payments	(6,135)	(24,207)	—	(1,111)	(25,318)	—	(31,453)
Accretion of interest	—	94	—	—	94	—	94
Foreign Currency impact	—	859	—	—	859	—	859

Balance as of December 31, 2003	$2,534	$5,954	$—	$—	$5,954	$—	$8,488

(4)    Marketable Debt and Equity Securities

Short-term and long-term investments as of December 28, 2002 are comprised of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$25,077	$16	$(14)	$25,079
Euro Dollar bonds	7,122	—	(3)	7,119
U.S. government and agency securities	14,360	25	—	14,385
Auction rates securities	24,000	—	—	24,000
Money market funds	433,833	—	—	433,833

	$504,392	$41	$(17)	$504,416

Included in cash and cash equivalents	457,833	—	—	457,833
Included in short-term investments	24,118	21	(6)	24,133
Included in long-term investments	22,441	20	(11)	22,450

	$504,392	$41	$(17)	$504,416

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term and long-term investments as of December 31, 2003 are comprised of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$10,414	$10	$(3)	$10,421
Euro Dollar bonds	21,021	26	(32)	21,015
U.S. government and agency securities	10,101	10	(2)	10,109
Auction rates securities	21,500	—	—	21,500
Money market funds	233,777	—	—	233,777

	$296,813	$46	$(37)	$296,822

Included in cash and cash equivalents	256,490	—	—	256,490
Included in short-term investments	27,101	39	(5)	27,135
Included in long-term investments	13,222	7	(32)	13,197

	$296,813	$46	$(37)	$296,822

(5)    Inventory

Inventories are comprised of the following (in thousands):

	December 28, 2002	December 31, 2003
Raw materials	$206,026	$157,462
Work-in-process	7,487	171
Finished goods	49,087	56,179

	262,600	213,812
Less reserve for excess inventory and obsolescence	(236,109)	(213,040)

Inventory, net	$26,491	$772

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The per share weighted-average fair value of stock options granted during 2001, 2002 and 2003 was $2.45, $0.66 and $0.87, respectively, on the date of grant with the following weighted-average assumptions:

	Year Ended
	December 29, 2001	December 28, 2002	December 31, 2003
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.49%	3.36%	2.0%
Expected life	3 years	3 years	3 years
Volatility	128%	102%	96%

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of options granted:

	Number Outstanding	Weighted- Average Exercise Price	Number Vested and Exercisable
December 30, 2000	52,241,939	$6.72	33,486,884
Granted	22,052,676	3.25
Exercised	(5,436,500)	0.55
Canceled	(15,263,206)	7.93

December 29, 2001	53,594,909	5.56	16,683,076
Granted	25,132,757	0.75
Exercised	(7,381,844)	0.31
Canceled	(13,565,440)	5.52

December 28, 2002	57,780,382	4.19	31,999,051
Granted	22,803,318	0.95
Exercised	(8,001,230)	0.72
Canceled	(23,784,238)	5.39

December 31, 2003	48,798,232	$2.66	25,932,594

The following table summarizes information about outstanding and exercisable stock options at December 31, 2003:

	Options Outstanding			Options Exercisable
Actual Price Range	Outstanding	Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.01–$ 0.10	388,545	3.7	$0.04	388,545	$0.04
$ 0.30–$ 0.72	12,548,470	8.5	0.57	3,890,636	0.54
$ 0.73–$ 1.05	3,176,796	7.4	0.88	1,728,669	0.90
$ 1.10–$ 2.28	17,995,030	8.7	1.36	6,024,375	1.37
$ 2.75–$ 3.68	10,832,851	5.5	3.38	10,397,511	3.34
$ 6.85–$10.06	2,852,707	4.6	8.96	2,601,837	8.97
$13.13–$99.00	1,003,833	4.5	32.81	901,021	32.66

	48,798,232	7.5	$2.66	25,932,594	$3.83

The following table summarizes information about weighted-average grant date fair value of options granted during 2003.

Fair Market Value at Grant vs. Grant Price	Number of Shares	Grant Price	Fair Value
In-the-money	22,082,792	$0.94	$0.86
At-the-money	395,000	1.09	0.68
Out-of-the-money	325,526	$1.40	$0.81

Totals	22,803,318	$0.95	$0.87

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

Under the terms of the August 28, 2003 private placement, the Company agreed to register the shares by December 26, 2003. In late 2003, in connection with a number of putitive class action lawsuits that were filed against Cincinnati Bell, the former owners of Broadwing Services, Inc., plaintiffs’ counsel filed an amended complaint, which included allegations of inappropriate accounting treatment by Cincinnati Bell for certain transactions of Broadwing Services, Inc. during 2001 and 2002. As the Company’s registration statement includes the financial statements of Broadwing Services, Inc. for periods prior to the acquisition, the registration of Corvis’ shares has been delayed while Cincinnati Bell investigates these allegations. Under the terms of the private placement, the Company is required to pay approximately $0.8 million per month for each subsequent month in liquidated damages to the private placement shareholders until the shares are registered. At December 31, 2003, associated payments due total $0.1 million. The Company cannot predict the timing or outcome of Cincinnati Bell’s investigation or when the Company will be able to affect the registration of its shares.

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has equipment under capital lease which require payments of principal and interest as follows (in thousands):

Fiscal year ending	Amount
2004	$541
2005	274
2006	28

Total payments	843
Less—amount attributable to interest	36

Capital lease obligation	807
Less—current portion	(491)

Long-term lease obligation	$316

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)    Legal Matters

In July 2000, Ciena Corporation (“Ciena”) informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. In general, the technologies at issue involve how some of our equipment is used to transmit and receive communications signals between two points in the network. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In trials held in February 2003, Corvis’ all-optical networking products were found by a jury not to infringe two of Ciena’s WDM patents. The jury did not reach a verdict on a third Ciena WDM patent, which is related to the two non-infringed WDM patents. Corvis’ OC-192 inverse multiplexing transceiver product, which can generally be described as a device that separates higher speed signals into lower speed signals for transmission and then recombines the lower speed signals after transmission that can be used along with its all-optical networking products was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis OC-48 transmitters and receivers convert the signals from optical form to an electronic form and back again, in a WDM system was found by a jury to infringe the patent, upon which a jury verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, and additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, Corvis filed a motion to certify the record for interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending. In February 2004, our motion requesting a jury trial on a pending infringement issue was denied and we filed a Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit requesting that a retrial be ordered.

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Kim D. Larsen has served as our General Counsel and Secretary since September 1998, a Senior Vice President since June 2000 and was given responsibility for Business Development in February 2002. From October 1994 through September 1998, Mr. Larsen was a partner with the law firm of Mayer, Brown & Platt (now Mayer, Brown, Rowe & Maw LLP) and served as partner-in-charge of its Cologne, Germany office, where he specialized in corporate mergers and acquisitions in the international communications sector. Mr. Larsen earned his law degree from Columbia University and a B.S. in economics and political science from Brigham Young University. Mr. Larsen was a founding director of Ciena Corporation. Mr. Larsen is the brother-in-law of Dr. Huber.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this report.

1.	Consolidated Financial Statements.

	Independent Auditors’ Report.	47

	Consolidated Balance Sheets as of December 28, 2002 and December 31, 2003.	48

	Consolidated Statements of Operations for the years ended December 29, 2001, December 28, 2002 and December 31, 2003.	49

	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 29, 2001, December 28, 2002 and December 31, 2003.	50

	Consolidated Statements of Cash Flows for the years ended December 29, 2001, December 28, 2002 and December 31, 2003.	51

	Notes to consolidated financial statements .	52

	Independent Auditors’ Report on Schedules	83

	Schedule of Valuation and Qualifying Accounts	84

2.	Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

(b)	Reports on Form 8-K.

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

Corvis Corporation

By:	/s/ David R. Huber
David R. Huber Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Merger Agreement between Corvis Corporation and Corvis Acquisition Company, Inc. and Dorsál Networks, Inc., dated January 29, 2002 (incorporated by reference herein to Exhibit 2.1 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

Registrant hereby agrees to provide a copy of omitted Schedules to the above exhibit to the Securities and Exchange Commission upon request

3.1	Amended and Restated Certificate of Incorporation of Corvis Corporation (incorporated by reference herein to Exhibit 3.1 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

3.2	Amended and Restated By-laws of Corvis Corporation (incorporated by reference herein to Exhibit 3.2 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

4.1	Form of Initial Senior Convertible Note (incorporated by reference herein to Exhibit 4.01 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

4.2	Form of Additional Senior Convertible Note (incorporated by reference herein to Exhibit 4.02 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

4.3	Form of Initial Warrants (incorporated by reference herein to Exhibit 4.03 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

4.4	Form of Additional Warrants (incorporated by reference herein to Exhibit 4.04 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

4.5	Stock Purchase Warrant of Corvis Corporation dated November 20, 2003 issued to Cequel III, LLC (incorporated by reference herein to Exhibit 4.1 to Corvis Corporation’s Current Report on Form 8-K, filed February 12, 2004)

10.1	Amended and Restated Loan Agreement, dated as of June 30, 1999, among Corvis Corporation, Venture Lending & Leasing II, Inc., as Agent, and Venture Lending & Leasing II, Inc. and the other Lenders signatory thereto (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.2	Corvis Corporation Second Amended 1997 Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.3	Form of Corvis Corporation 2000 Long Term Incentive Plan (incorporated by reference herein to Exhibit 10.3 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.4	Form of Corvis Corporation Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.4 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.5†	Procurement Agreement, dated March 17, 2000, by and between Broadwing Communication Services, Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.7 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.6†	Amended and Restated Procurement Agreement and Field Trial Agreement, dated June 23, 2000, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.8 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.7†	Amendment No. 3 to Procurement Agreement, dated January 9, 2001, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation’s Current Report on Form 8-K, dated January 9, 2001, File No. 0-30989)

Exhibit Number	Description
10.8†	Amendment No. 4 to Procurement Agreement, dated April 23, 2001, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.9 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001)

10.9†	Amendment No. 6 to Procurement Agreement, dated September 25, 2001, by and between Williams Communications Inc. and Corvis (incorporated by reference herein to Exhibit 10.10 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001)

10.10†	Procurement Agreement, dated June 5, 2000, by and between Qwest Communications Corporation and Corvis Corporation (incorporated by reference herein to Exhibit 10.9 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.11	Employment Agreement, dated September 10, 2001, as amended, between Dorsál Networks, Inc. and James M. Bannantine (incorporated by reference herein to Exhibit 10.11 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002)

10.12	Employment Agreement, dated January 4, 2002, as amended, between Corvis Corporation and Lynn D. Anderson (incorporated by reference herein to Exhibit 10.12 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002)

10.13	Agreement for the Purchase and Sale of Assets by and between Broadwing Communications Services, Inc., Broadwing Telecommunications, Inc. and the other Sellers party thereto and C III Communications, LLC and C III Communications Operations, LLC, dated as of February 22, 2003 (incorporated by reference herein to Exhibit 10.13 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002)

10.14	Amendment No. 1 to the Asset Purchase Agreement, dated June 6, 2003 (incorporated by reference herein to Exhibit 2.2 to Corvis Corporation’s Current Report on Form 8-K, filed June 30, 2003)

10.15	Securities Purchase Agreement, dated August 28, 2003, by and among Corvis Corporation and the purchasers named therein (incorporated by reference herein to Exhibit 99.1 to Corvis Corporation’s Current Report on Form 8-K, filed September 2, 2003)

10.16	Form of Additional Investment Right (incorporated by reference herein to Exhibit 99.2 to Corvis Corporation’s Current Report on Form 8-K, filed September 2, 2003)

10.17	Securities Purchase Agreement, dated as of February 9, 2004, by and among Corvis Corporation and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

10.18	Registration Rights Agreement, dated as of February 9, 2004, by and among Corvis Corporation and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference herein to Exhibit 10.2 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

10.19	Form of Voting Agreement by and among Corvis Corporation and the stockholders of Corvis Corporation listed on the signature pages thereto under the heading “Stockholders” (incorporated by reference herein to Exhibit 10.3 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

10.20	Registration Rights Agreement, dated November 20, 2003, by and among Corvis Corporation and Cequel III, LLC (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation’s Current Report on Form 8-K, filed February 12, 2004)

21.1*	Subsidiaries

23.1	Consent of KPMG LLP

Exhibit Number	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

†	Confidential treatment requested for portions of this exhibit.
*	Filed as an exhibit to the Company’s Form 10-K filed March 15, 2004.