Form 10-Q
period 2004-03-31
CORVIS CORP
filed 2004-05-10
CIK 1060490

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  ☒             No  ☐

Number of shares of Common Stock, $0.01 par value, outstanding at April     , 2004:                     .

Part I—Financial Statements

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CORVIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2003	March 31, 2004
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$256,490	$447,803
Short-term investments	27,135	32,469
Trade accounts receivable, net	57,385	53,437
Inventory, net	772	497
Other current assets	17,817	22,135

Total current assets	359,599	556,341

Restricted cash, non-current	7,033	8,520
Long-term investments	13,197	16,823
Property and equipment, net	116,588	110,689
Intangible assets, net	24,883	23,843
Other non-current assets, net	7,315	8,890

Total assets	$528,615	$725,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, net of discounts, and capital lease obligations, current portion	$610	$75,659
Accounts payable	21,791	23,222
Accrued communication service costs	30,560	25,855
Accrued expenses and other liabilities	31,462	32,930
Deferred revenue	13,087	12,947
Accrued restructuring and other charges	8,488	4,687

Total current liabilities	105,998	175,300
Noncurrent liabilities:
Notes payable, net of discounts, and capital lease obligations, net of current portion	2,500	121,645
Deferred revenue	17,684	17,279
Other long-term liabilities	4,764	5,851

Total liabilities	130,946	320,075

Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value; 1,900,000,000 shares authorized; 493,276,234 shares issued and 480,994,434 shares outstanding as of December 31, 2003; 497,581,883 shares issued and 485,300,083 shares outstanding as of March 31, 2004	4,927	4,971
Additional paid-in capital	2,923,403	2,964,610
Treasury Stock, 12,281,800 shares, at cost	(9,512)	(9,512)
Accumulated other comprehensive income:
Unrealized investment gains	9	35
Accumulated deficit	(2,521,158)	(2,555,073)

Total stockholders’ equity	397,669	405,031

Total liabilities and stockholders’ equity	$528,615	$725,106

See accompanying notes to unaudited condensed consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	March 29, 2003	March 31, 2004
Revenue:
Communication services	$—	$141,679
Equipment	1,517	5,108

Total revenue	1,517	146,787
Operating expenses:
Cost of revenue:
Communication services (excluding depreciation and amortization)	—	97,750
Equipment	1,161	1,150

Total cost of revenue	1,161	98,900

Research and development, excluding equity-based expense	20,013	5,587
Sales, general and administrative expense, excluding equity-based expense	11,628	56,993
Depreciation	6,590	9,086
Amortization	1,784	1,040
Equity-based expense:
Research and development	3,354	1,708
Sales, general and administrative	2,027	2,683
Restructuring and other charges	3,784	194

Total operating expenses	50,341	176,191

Operating loss	(48,824)	(29,404)
Interest expense	(143)	(7,410)
Other income and expense, net	1,937	2,899

Net loss	$(47,030)	$(33,915)

Other comprehensive income (loss):
Foreign currency translation adjustment	(135)	—
Unrealized investment gains (losses)	(38)	26

Comprehensive loss	$(47,203)	$(33,889)

Basic and diluted net loss per common share	$(0.12)	$(0.07)

Weighted average number of common shares outstanding	402,463	484,162

See accompanying notes to unaudited condensed consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 29, 2003	March 31, 2004
Cash flows from operating activities:
Net loss	$(47,030)	$(33,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,198	10,126
Equity-based expense	5,381	4,391
Deferred financing and original issue discount amortization	—	2,690
Restructuring and other charges	278	264
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,445	3,948
Increase in inventory, net	(3,893)	(262)
Decrease (increase) in other assets	858	1,357
Decrease in accounts payable, accrued expenses and other	(16,133)	(5,186)

Net cash used in operating activities	(49,896)	(16,587)

Cash flows from investing activities:
Purchase of property and equipment	(235)	(3,171)
Proceeds from the sale of property and equipment	—	627
Purchases and sale of investments, net	1,852	(8,933)

Net cash provided by (used in) investing activities	1,617	(11,477)

Cash flows from financing activities:
Proceeds from notes payable and associated warrants	—	217,750
Repayments of notes payable and capital lease obligations	(1,283)	(224)
Decrease in deposits and other non-current assets	—	(1,487)
Purchase of treasury stock	(5,107)	—
Proceeds from the issuance of stock	567	3,338

Net cash provided by (used in) financing activities	(5,823)	219,377

Effect of exchange rate changes on cash and cash equivalents	129	—

Net increase (decrease) in cash and cash equivalents	(53,973)	191,313
Cash and cash equivalents—beginning	457,833	256,490

Cash and cash equivalents—ending	$403,860	$447,803

Supplemental disclosure of cash flow information:
Interest paid	$81	$2,857

See accompanying notes to unaudited condensed consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

(a) Nature of Business and Basis of Presentation

Corvis Corporation and subsidiaries (the “Company”) operates two divisions within the communications industry, a communications services division and a communications equipment division.

The communications services division of Corvis Corporation operates under Broadwing Communications, LLC (“Broadwing”). Broadwing is based in Austin, Texas and is a provider of data and Internet, broadband transport, and voice communications services throughout the United States. Broadwing is the result of a June 13, 2003 transaction in which Corvis Corporation acquired most of the assets and certain of the liabilities of Broadwing Communication Services, Inc., which had been one of the Company’s largest equipment customers. Excluding post-acquisition intercompany sales, Broadwing represented 61%, 43% and 12% of our total equipment revenue in 2001, 2002 and 2003, respectively.

The communications equipment division designs, manufactures and markets transmission, switching and network management equipment to communications carriers and the U.S. Federal Government.

The unaudited condensed consolidated financial statements included herein for Corvis Corporation and subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments which the Company considers necessary for the fair presentation of the results of operations for the interim periods. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year.

These financial statements should be read in conjunction with the Company’s December 31, 2003 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed on March 23, 2004 with the Securities and Exchange Commission.

(b) Communication Service Revenue and Cost of Revenue

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

Indefeasible right-of-use (“IRU”) agreements represent the lease of network capacity or dark fiber and are recorded as deferred revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as the services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized deferred revenue is recognized in the period in which the contract is terminated. At the date of acquisition, the Company recorded the deferred revenue associated with IRUs at its fair value, which was substantially less than its historical book value. As a result, revenues from IRUs are significantly less than those previously reported by Broadwing Communications Services, Inc. IRU revenue in the three months ended March 31, 2004 comprised approximately 3% of total communications services revenue.

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

(d) Stock Options and Warrants

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	Three Months Ended
	March 29, 2003	March 31, 2004
Net loss	$(47,030)	$(33,915)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(19,122)	(16,699)
Add stock-based employee compensation expense included in reported net income, net of tax	5,381	4,391

Pro forma net loss	(60,771)	(46,223)
Pro forma basic and diluted net loss per share	$(0.15)	$(0.10)

(e) Uses of Estimates

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

(2) Focal Acquisition

In February 2004, the Company signed an agreement to acquire Focal Communications Corporation (“Focal”), a Chicago-based competitive local exchange carrier that provides voice and data solutions to enterprises, carriers and resellers for a total consideration of $210 million, which will be comprised of approximately $101 million in Corvis common stock to be issued to Focal’s equity holders and the assumption of approximately $109 million of Focal’s existing debt and other long-term capital lease obligations of which, approximately $89 million will be due upon demand at closing. The number of shares of Corvis common stock to be issued will be determined based on the average closing price for the 20 day period ending three days before closing not to exceed a range between $1.27 and $2.94. The Company expects the Focal acquisition to close in mid-2004 dependent on the approval of certain state regulatory agencies. In connection with our agreement to purchase Focal, if we do not have a registration statement filed by July 1, 2004 or an effective registration statement by September 15, 2004, we are obligated, at the investor’s election, to close with cash instead of shares of our common stock.

(3) Inventory

Inventories are comprised of the following (in thousands):

	December 31, 2003	March 31, 2004
Raw materials	$157,462	$156,931
Work-in-process	171	113
Finished goods	56,179	54,159

	213,812	211,203
Less reserve for excess inventory and obsolescence	(213,040)	(210,706)

Inventory, net	$772	$497

(4) Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share are computed as follows (in thousands, except per share data):

	Three Months Ended
	March 29, 2003	March 31, 2004
Net loss	$(47,030)	$(33,915)
Basic and diluted weighted average shares	402,463	484,162
Basic and diluted net loss per share	$(0.12)	$(0.07)

Options and warrants outstanding as of March 31, 2004 to purchase 45,020,589 and 40,411,890 shares of common stock, respectively, and 38,946 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three month period ended March 31, 2004 as their inclusion would have been anti-dilutive.

Options and warrants outstanding as of March 29, 2003 to purchase 55,499,181 and 7,593,720 shares of common stock, respectively, and 499,514 unvested shares acquired through the exercise of options were not included in the computation of diluted loss per share for the three month period ended March 29, 2003 as their inclusion would have been anti-dilutive.

(5) Legal Matters

In July 2000, Ciena Corporation (“Ciena”) informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. In general, the technologies at issue involve how some of the Company’s equipment is used to transmit and receive communications signals between two points in the network. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena’s patents relating to dense wavelength division multiplexing communication technologies. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In trials held in February 2003, Corvis’ all-optical networking products were found by a jury not to infringe two of Ciena’s WDM patents. The jury did not reach a verdict on a third Ciena WDM patent, which is related to the two non-infringed WDM patents. Corvis’ OC-192 inverse multiplexing transceiver product, which can generally be described as a device that separates higher speed signals into lower speed signals for transmission and then recombines the lower speed signals after transmission that can be used along with its all-optical networking products was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis OC-48 transmitters and receivers convert the signals from optical form to an electronic form and back again, in a WDM system was found by a jury to infringe the patent, upon which a jury verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, and additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, Corvis filed a motion to certify the record for interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending. In February 2004, the Company’s motion requesting a jury trial on a pending infringement issue was denied and the Company filed a Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit requesting that a retrial be ordered. The Federal Circuit denied the Writ, finding that the issues can be addressed later on appeal, if still necessary, after a final judgment has been entered by the District Court.

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

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to the Company’s IPO on behalf of all persons who purchased Company stock between July 28, 2000 and the filing of the complaints. Each of the complaints named as defendants: the Company, its directors and officers who signed the registration statement in connection with the Company’s IPO, and certain of the underwriters that participated in the Company’s IPO. The Company’s directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to the Company’s IPO contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company’s common stock in the IPO and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s common stock in the aftermarket following the IPO. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and pre-judgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

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

(6) Concentrations

Substantially all of the Company’s cash and cash equivalents are held at three major U.S. financial institutions. Deposits held with banks exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, in the opinion of management, bear minimal risk.

The Company’s communications services division may be subject to credit risk due to concentrations of receivables from companies that are communications providers, Internet service providers and cable television companies. The Company performs ongoing credit evaluations of customers’ financial condition and typically does not require significant collateral. Revenue from Broadwing’s ten largest customers accounted for approximately 22% of total revenue for the quarter ended March 31, 2004. Revenue from communications carriers accounted for 39% of total revenue for the quarter ended March 31, 2004.

(7) Restructuring and Other Charges

Starting in 2001 and continuing in 2004, Corvis developed and implemented restructuring initiatives designed to reduce operating expenses and to address reductions in equipment sales. In addition, the Company is continually evaluating the recoverability of its inventory and long-lived assets in light of these initiatives and the projected economic and operating environment. As a result, the Company has recorded the following charges (in thousands):

	Three Months Ended
	March 29, 2003	March 31, 2004
Equipment cost of sales charges – inventory-write downs and other	$—	$193
Restructuring, impairment and other charges:
Work force reductions	3,049	—
Facilities consolidation and other charges	735	194

Total restructuring, impairment and other charges	3,784	194

Total restructuring and related charges	$3,784	$387

The following table displays the activity and balances of the restructuring reserve account for the three months ended March 31, 2004 (in thousands):

	Cost of Revenue	Restructuring and Other Charges
	Inventory Write-downs	Workforce and Facility Consolidation	Total
Balance as of December 31, 2003	$2,534	$5,954	$8,488
Restructuring and other charges	193	194	387
Cash payments	(2,160)	(1,467)	(3,627)
Accretion of interest	—	13	13
Non-cash charges	(237)	(301)	(538)
Foreign currency exchange impact	—	(36)	(36)

Balance at March 31, 2004	$330	$4,357	$4,687

(8) Warranty and Indemnification

The Company provides product warranties to its customers associated with its product sales. The Company records estimated warranty costs in the period in which the related products are accepted. The warranty liability recorded at each balance sheet date is based on historical experience of component failures and management’s industry experience and is included in other current liabilities on the unaudited condensed consolidated balance sheet. The changes in the carrying amount of warranty liabilities for the three months ended March 31, 2004, were as follows (in thousands):

	December 31, 2003	Accruals	Usage	March 31, 2004
Warranty Liabilities	$1,379	$—	$125	$1,254

The Company indemnifies its customers against any damages resulting from claims of patent, copyright or trademark infringement associated with its products. It is not possible to estimate the maximum liability due to the uncertainties involved with this indemnification.

(9) Note Issuance

On February 19, 2004, the Company borrowed $225 million under an unsecured convertible notes in a private placement to institutional investors. The maturity date of the loans are February 20, 2006. Borrowings under the loans accrue interest at a stated rate of 5% payable quarterly, while principal is scheduled for repayment in seven equal quarterly installments commencing on August 19, 2004. Provided certain conditions are met and at the election of the Company, principal and interest are payable in either cash or stock at a conversion price of 95% of the average stock price for the 20 days preceding conversion. Provided certain conditions are met, the notes can be prepaid in cash at any time at a premium of 103% if the Company’s common stock is trading at or above $1.35.

In conjunction with the notes, the Company issued warrants to purchase 27,328,378 shares of common stock. The warrants are immediately exercisable, have a strike price of $2.37 per share, and have a three-year life. The warrants were valued at $33.2 million and were recorded as original issue discount. Amortization of original issuance discount and debt issuance costs results in an effective interest rate of 22%.

The Company may convert or redeem the notes at any time provided that certain conditions are met including that the stock price exceeds $1.35. Under certain conditions, the Company’s election to convert may require the issuance of additional warrants. The holders may convert at any time.

Under certain conditions, the holders can participate in subsequent rights offerings. Unpaid principal is redeemable by the holders at 115% upon a change of control. Under the terms of the notes, the Company may incur indebtedness of up to $100 million, subject to certain limitations.

The Company has the option, beginning nine months after closing, to cause the investors to subscribe to the placement of up to an additional $75 million in senior unsecured convertible notes having a final maturity date of two years after their issuance and otherwise having similar terms as the initial senior unsecured convertible notes. The holders may demand the additional placement of up to an additional $75 million in senior unsecured convertible notes if the average stock price exceeds $4.74 for ten trading days.

(10) Segment Reporting

The Company has two business segments: communications equipment and communications services. The communications equipment segment designs, manufactures and sells high performance all-optical and electrical/optical communications systems. The communications services segment provides data and voice communications services through Broadwing Communications, LLC. Communications services revenues are generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers. The Company evaluates segment performance and allocates resources based on several factors, of which net revenues and net loss are the primary financial measures. The accounting policies of the segments are the same as those described in footnote (1) to the condensed consolidated financial statements. Segment results are as follows (in thousands):

	Three Months Ending
	March 29, 2003	March 31, 2004
Revenue:
Communications services	$—	$141,679
Equipment sales	1,517	5,108

Total	$1,517	$146,787

Net loss:
Communications services	—	(10,647)
Equipment	(47,030)	(23,268)

Total	$(47,030)	$(33,915)

Long-lived assets:
Communications services	$—	$99,625
Equipment	116,588	11,064

Total	$116,588	$110,689

(11) Related Party Transactions

The Company has entered into various transition services agreements with Cincinnati Bell, a 3% owner of Broadwing Communications, LLC, in which each party performs services on behalf of the other including certain billing, sales agency, carrier services, collection, and administrative services.

Cincinnati Bell represented $9.1 million or 6% of telecommunications services revenue for the three months ended March 31, 2004.

At March 31, 2004, amounts due between the parties were as follows (in thousands):

Amounts due from Cincinnati Bell	$6,401

Amounts due to Cincinnati Bell	$2,176

(12) Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, an enterprise generally consolidated an entity when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest. Upon adoption, FIN 46 applied immediately to variable interest entities created after January 31, 2003. In December 2003, FASB revised FIN 46 (“FIN 46R”), deferring the application of the provisions of FIN 46 for an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after March 15, 2004, if the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The adoption of FIN 46 has not had a material affect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report and in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2003 filed on March 23, 2004 with the Securities and Exchange Commission.

Overview

Corvis Corporation operates two divisions that serve different segments within the communications industry. Our communications services division, acquired on June 13, 2003 and managed within our Broadwing Communications, LLC subsidiary (“Broadwing”), delivers data and Internet, broadband transport and voice communications services nationwide. Our equipment division designs, manufactures and sells high performance all-optical and electrical/optical communications systems that we believe accelerate carrier revenue opportunities and lower the overall cost of network ownership for carriers.

Until the Broadwing acquisition, the Corvis equipment division was the primary focus of our capital investment and the sole source of our revenues. Due to significant declines in the opportunities within the communications equipment market, the communications services division is now the major focus of capital investment for the Company. Revenues from the communications services division will account for most of Corvis’ revenues for the foreseeable future. Reflecting our realigned business focus, the communications services division comprised 97% of total revenue for the three months ended March 31, 2004, while the remaining 3% is attributable to equipment sales. Our equipment division has been restructured through staff reductions and other consolidation efforts that were substantially completed in late 2003. Our equipment division continues to service the networks of our existing customers, maintains certain centralized business operations and supports our Broadwing network. Because our consolidated results of operations only include the results of Broadwing since the acquisition date, the consolidated results of operations are not comparable to prior years.

Communications Services

Broadwing provides communications services to large enterprises, mid-market business and other communications service provider customers over a nationwide facilities based network connecting 137 cities nationwide. We believe that Broadwing’s network and growth oriented strategy will enable Broadwing to compete effectively in the markets in which it operates. Broadwing’s optical network, capable of transmitting up to 800 Gbs per fiber, gives customers the benefit of high quality, technologically advanced solutions allowing for rapid provisioning, and highly flexible customized networking.

Effective June 13, 2003, we acquired most of the assets and certain of the liabilities of Broadwing Communications Services, Inc. for approximately $81.0 million in cash. The purchase price is subject to an additional post-closing adjustment if Broadwing fails to meet post-closing earnings targets. Not more than 30 days after July 1, 2004, we will provide the seller with a calculation of cash EBITDA (as defined in the purchase agreement) minus capital expenditures for the Broadwing business for the period from July 1, 2003 to July 1, 2004. If annual cash EBITDA minus capital expenditures for such period is negative $48 million or less, the seller will pay to us an amount equal to 35% of the difference between negative $48 million and the amount of actual cash EBITDA minus capital expenditures, provided that the obligation for such reimbursement will not exceed $10 million.

In February 2004, Corvis agreed to acquire Focal Communications Corporation (“Focal”), a Chicago-based competitive local exchange carrier that provides voice and data solutions to enterprises, carriers and resellers for total consideration of $210 million, which will be comprised of approximately $101 million in Corvis common stock to be issued to Focal’s equity holders and the assumption or payment of approximately $109 million of Focal’s existing debt and other long-term capital lease obligations. Focal operates in 23 Tier 1 markets from Boston to Miami and New York to Los Angeles, owns metro fiber footprint in nine Tier 1 national markets and maintains a 4,000 enterprise and wholesale/carrier customer base. Dependent on the approval of certain state regulatory agencies, we expect the Focal acquisition to close in mid-2004.

Corvis Equipment

Starting in 2001 and continuing through 2004, conditions within the general economy and the communications sector in particular have resulted in reduced capital expenditures by carriers and a reduced demand for communications networking systems. These declines have had a severe adverse impact on our equipment revenue and results of operations. We cannot predict when or if market conditions will improve.

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

Critical Accounting Policies

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Some of these policies were adopted upon the Broadwing acquisition. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory obsolescence, asset impairment, revenue recognition, product warranty liabilities, allowance for doubtful accounts, and contingencies and litigation. We state these accounting policies in the notes to the annual consolidated financial statements (see Item 8) and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions and the variances could be material.

Revenue Recognition—Communications Services. Switched services are billed monthly in arrears, while the revenue is recognized as the services are provided. Customers are billed in advance for month-to-month dedicated network services including certain data and broadband transport, while associated revenue is deferred and recognized as the services are provided. Indefeasible right-of-use, or IRU, agreements represent the lease of network capacity or dark fiber and are recorded as deferred revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases us from the obligation to provide future services, the remaining unamortized deferred revenue is recognized in the period in which the contract is terminated. Fees billed in connection with a service installation are deferred and recognized ratably over estimated contract lives.

Revenue Recognition—Equipment sales and services. Revenue from equipment sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved. Customer contracts generally include extensive lab and field trial testing and some include other acceptance criteria.

Allowance for Bad Debt. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the estimate of the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of customers, and historical experience. If the financial condition of our customers were to deteriorate or other circumstances occur that result in an impairment of customers’ ability to make payments, additional allowances may be required.

Asset Impairment and Other Charges. Reflecting continued unfavorable economic conditions and continued lack of expected equipment sales, our board of directors approved plans from 2001 through 2003 for the restructuring of equipment division operations including the consolidation of facilities, reduction in the number of employees and the outsourcing of a majority of our manufacturing capabilities. These decisions, as well as reductions in projected sales and cash flows, have resulted in various asset impairment charges, including certain intangible assets, which are based on recoverability estimates and estimated fair values. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change that would reduce the estimated recoverability of our assets, additional restructuring and impairment charges may be required.

Litigation. In July 2000, Ciena Corporation (“Ciena”) informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. In general, the technologies at issue involve how some of our equipment is used to transmit and receive communication signals between two points in the network. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena’s patents relating to dense wavelength division multiplexing communications technologies. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as cost of the lawsuit, including attorney’s fees. On March 5, 2001, a motion was granted allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In February 2003, jury trials were held on the issues of infringement and invalidity of the four patents. Our all-optical networking products were found not to infringe two of Ciena’s WDM patents. The jury did not reach a verdict on a third Ciena WDM patent, which is related to the two non-infringed WDM patents. Corvis’ OC-192 inverse multiplexing transceiver product, which can generally be described as a device that separates higher speed signals into lower speed signals for transmission and then recombines the lower speed signals after transmission that can be used along with our all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis OC-48 transmitters and receivers convert the signals from optical form to an electronic form and back again, in a WDM system was found by a jury to infringe the patent, upon which a jury verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a decision is made by the court and judgment is entered. In May 2003, we filed a motion to certify the record for interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending. In February 2004, our motion requesting a jury trial on a pending infringement issue was denied and we filed a Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit requesting that a retrial be ordered. The Federal Circuit denied the Writ, finding that the issues can be addressed later on appeal, if still necessary, after a final judgment has been entered by the District Court.

While management believes that we will ultimately prevail, we cannot be certain that the interim jury verdicts of infringement will be overturned, or that infringement of other patents in the suit will not be found in later legal proceedings. We expect that Ciena will attempt to use the interim jury verdicts and the possibility of an injunction to disrupt our equipment sales efforts and customer relationships. To the extent it is necessary, a trial to determine damages will be held following any appeals. Such appeals can take up to a year or more before final determination. Based on the current status of the litigation, we cannot reasonably predict the likelihood of any final outcome. The Company may consider settlement due to the costs and uncertainties associated with litigation in general, and patent infringement litigation in particular, and due to the fact that an adverse determination in the litigation could preclude the Company from producing some its products until it was able to implement a non-infringing alternative design to any portion of the Company’s products to which such a determination applied. Even if the Company considers settlement, there can be no assurance that it will be able to reach a settlement with Ciena.

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to our initial public offering on behalf of all persons who purchased our stock between July 28, 2000 and the filing of the complaints. Each of the complaints named as defendants: Corvis, our directors and officers who signed the registration statement in connection with our initial public offering, and certain of the underwriters that participated in our initial public offering. Our directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of our common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of Corvis common stock (or to be awarded rescissory damages if the class member has sold its Corvis stock) and pre-judgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

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

Results of Operations

		Three Months Ended
	March 29, 2003	March 31, 2004
		Communications
	Total	Equipment*	Services	Total
Revenue:
Communications services	$—	$—	$141,679	$141,679
Equipment	1,517	5,108	—	5,108

Total revenue	1,517	5,108	141,679	146,787

Operating expenses:
Cost of revenue:
Communications services	—	—	97,750	97,750
Equipment sales	1,161	1,150	—	1,150

Total cost of revenue	1,161	1,150	97,750	98,900

Research and development, excluding equity-based	20,013	5,587	—	5,587
Selling, general and administrative, excluding equity-based	11,628	8,654	48,339	56,993
Depreciation	6,590	3,739	5,347	9,086
Amortization	1,784	—	1,040	1,040
Equity-based expense	5,381	4,391	—	4,391
Restructuring and other charges	3,784	194	—	194

Total operating expenses	50,341	23,715	152,476	176,191

Operating loss	(48,824)	(18,607)	(10,797)	(29,404)
Other income (expense), net	1,794	(4,661)	150	(4,511)

Net loss	$(47,030)	$(23,268)	$(10,647)	$(33,915)

* The equipment division includes certain costs associated with centralized business operations and support of our communications services division.

Three months ended March 31, 2004 compared to three months ended March 29, 2003

Communication Services Revenue. Communications services revenue consists of the sale of data and Internet, broadband transport and voice communication services. Data and Internet sales consist of high-speed data transport utilizing technology based on Internet protocol (“IP”) and ATM/frame relay. Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Voice services consist of dedicated and billed minutes of use, primarily for the transmission of voice long distance services on behalf of wholesale and retail customers.

	Three Months Ended			Three Months Ended
	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004
Data and internet services	$6,090	$34,053	$34,037	$34,300
Broadband transport	10,586	56,272	57,136	57,969
Voice services	10,021	52,799	49,181	49,410

Total communications services revenue	$26,697	$143,124	$140,354	$141,679

Communications Services revenue increased to $141.7 million for the three months ended March 31, 2004 from zero for the three months ended March 29, 2003 reflecting the June 13, 2003 Broadwing acquisition. Prior to the acquisition, Broadwing Communications Services, Inc. revenues had declined substantially as a result of the downturn within the communications industry and intense price competition. Since the date of acquisition, with consideration to seasonality from varying business days within each reporting period, we have seen stabilization in the decline of revenue in data and Internet, broadband transport and voice services. Competition and pricing pressures continue to affect Broadwing in all of its product lines. To address these issues, we focus our efforts on selling to larger customers with complex communications needs, developing new products that differentiate Broadwing from its competition and reducing incremental service costs to allow us to better compete on the sale of price sensitive products.

Significant portions of Broadwing Communication Services, Inc.’s historical revenues were generated through indefeasible right-of-use agreements (“IRU”), whereby the customer leases network capacity or dark fiber. The buyer of IRU services typically pays cash upon the execution of the contract, and the associated revenue is deferred and then recognized over the life of the agreement. At the date of acquisition, the Company recorded the deferred revenue associated with acquired IRU contracts at fair value, which was substantially less than historical book value. As a result, revenues from IRU’s are significantly less than those previously reported by Broadwing Communications Services, Inc. IRU revenues totaled $4.5 million for the three months ended March 31, 2004.

Equipment Revenue. Equipment revenue increased to $5.1 million for the three months ended March 31, 2004 from $1.5 million for the three months ended March 29, 2003. The increase in equipment revenue reflects both an increase in the volume and a change in the mix of equipment sales. For the three months ended March 29, 2003, total equipment revenues included $0.9 million in revenue associated with the sale of our optical convergence switch (“OCS”) product and $0.6 million in the sale of other products and services. For the three months ended March 31, 2004, 100 percent of equipment revenue related to our OCS product. Revenue for the three months ended March 31, 2004 was attributable to two customers: $1.1 million associated with sales to Qwest Communications and $4.0 million associated with the US Federal Government. Due to dependence on several customers and unpredictability of new orders or customers, our future equipment revenues may be sporadic.

Cost of Revenues. Cost of revenues increased to $98.9 million for the three months ended March 31, 2004 from $1.2 million for the three months ended March 29, 2003 principally due to the inclusion of approximately $97.8 million for Broadwing communications services costs of revenue.

Communication Services Cost of Revenues. Communications services cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Communications services cost of revenue totaled $97.8 million for the three months ended March 31, 2004. As a percentage of revenue, telecommunication cost of service decreased to 69 percent for the three-month period ended March 31, 2004 from 74 percent for the three-month period ended December 31, 2003. This decrease is principally due to the impact of access service agreements entered into in late 2003 and early 2004 with more favorable pricing terms, as well as approximately $0.9 million associated with better than expected settlement of certain access service charge disputes. We do not expect similar benefits from dispute wins in the coming quarters. In addition, starting in the third quarter of 2003, we began making capital expenditures associated with our network assets in the form of fiber and equipment purchases designed to reduce the access charges we incur. While we continue to focus significant efforts to reduce access costs, we do not expect the rate of cost improvements to continue at first quarter levels.

Equipment Cost of Revenues. Equipment cost of revenue remained consistent at $1.2 million for the three months ended March 31, 2004 and March 29, 2003. Equipment cost of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and manufacturing overhead including depreciation. Equipment cost of revenues for the three-months ended March 31, 2004 included approximately $0.2 million associated with inventory impairment charges for adjustments made to 2003 estimates. Excluding these charges, as a percentage of revenue cost of service decreased to 19 percent from 77 percent primarily due to the sale of certain equipment previously reserved for as excess inventory. We expect future sales of our OCS product to reflect higher costs as a percentage of revenue.

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

Research and development expenses, excluding equity-based expense, decreased to $5.6 million for the three months ended March 31, 2004 from $20.0 million for the three months ended March 29, 2003. The decrease in expenses was primarily attributable to the effect of the equipment division cost saving initiatives including staff reductions, facilities and equipment consolidation and the curtailment of certain discretionary spending. We expect research and development expense to continue at current levels.

Sales, General & Administrative, Excluding Equity-Based Expense. Sales, general & administrative expense, excluding equity-based expense, consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales, network operations, network engineering and administrative support functions.

Sales, general and administrative expenses, excluding equity-based expense, increased to $57.0 million for the three months ended March 31, 2004 from $11.6 million for the three months ended March 29, 2003. The increase in expenses was primarily attributable to the inclusion of $48.3 million of sales, general and administrative expenses associated with our communication services division, offset by restructuring savings of $2.9 million associated with our equipment division. In light of our recent agreement to purchase Focal Communications, Inc. we plan to incur certain costs in the second quarter of 2004 associated with business process integration, which we believe will result in overall cost and operational efficiencies in the combined business in future periods. These costs will result in sales, general and administrative expense being flat to slightly higher in the next quarter. Included in sales, general and administrative expenses in the first quarter of 2004 were approximately $1.0 million in reductions in estimated property tax liabilities based on better than expected state determinations. We do not expect similar reductions in future quarters.

Depreciation expense. Depreciation expense increased to $9.1 million for the three months ended March 31, 2004 from $6.6 million for the three months ended March 29, 2003. The increase in depreciation is associated with the Broadwing assets acquired in June 2003.

Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value.

Equity-based expense related to research and development, sales and marketing and general and administrative functions for the three months ended March 31, 2004 decreased to $4.4 million from $5.4 million for the three months ended March 29, 2003. The decrease in equity-based compensation resulted from a decrease in employee headcount associated with our equipment division.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $1.0 million for the three months ended March 31, 2004 from $1.8 million for the three months ended March 29, 2003. Amortization expense for the three months ended March 31, 2004 principally relates to intangible assets associated with in-place contracts and customer relationships acquired as part of the Broadwing acquisition, which are being amortized over a period of three to nine years. Amortization expense for the three month period ended March 29, 2003 principally related to intangible assets associated with intellectual property acquired as part of the Dorsal acquisition all of which were written down though asset impairment charges during 2003.

Restructuring and related charges. Starting in 2001 and continuing in 2004, Corvis has developed and implemented restructuring initiatives designed to reduce operating expenses and to address reductions in equipment division sales. In addition, the Company is continually evaluating the recoverability of its inventory and long-lived assets in light of these initiatives and the projected economic and operating environment. As a result, the Company has recorded the following charges (in thousands):

	Three Months Ended
	March 29, 2003	March 31, 2004
Product cost of sales charges—inventory-write downs and other	$—	$193
Restructuring, impairment and other charges:
Work force reductions	3,049	—
Facilities consolidation and other charges	735	194

Total restructuring, impairment and other charges	3,784	194

Total restructuring and related charges	$3,784	$387

Product cost of sales charges—Inventory-write-downs and other. We write-down our inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. Charges recorded in the three months ended March 31, 2004 are the result of inventory impairment charges for adjustments made to 2003 estimates.

Work force reductions. During the three months ended March 29, 2003, we implemented certain company-wide work force reduction programs that resulted in the reduction of approximately 170 positions and charges of approximately $3.0 million. No such charges were recorded in the 2004.

Facilities Consolidation. The Company reduced its operating costs through the early terminations of real estate and equipment lease agreements, resulting in charges of approximately $0.2 million and $0.7 million in the three-month period ended March 31, 2004 and March 29, 2003, respectively.

Interest Expense. Interest expense increased to $7.4 million for the three months ended March 31, 2004 from $0.1 million for the three months ended March 29, 2003. The increase in interest expense was primarily attributable to approximately $4.5 million in interest on the convertible notes issued in February 2004 and interest of $2.7 million associated with our delayed registration of shares issued in August 2003. An effective registration statement occurred on April 19, 2004, therefore interest expense is non-recurring in nature and will result in total future expense of $0.5 million in the second quarter of 2004. Interest expense for the three months ended March 29, 2003, primarily relates to capital leases.

Other income and expense, net. Other interest income and expense, net increased to $2.9 million for the three months ended March 31, 2004 from $1.9 million for the three months ended March 29, 2003. The increase in other income and expense, net is primarily attributable to an increase in gain on disposals and other income, offset in part by a decrease in interest income associated with lower yields and average invested balances.

Liquidity and Capital Resources

Since inception through March 31, 2004, we have financed our operations, capital expenditures and working capital primarily through public and private sales of our debt and capital stock and borrowings under credit and lease facilities. At March 31, 2004, our cash and cash equivalents and investments totaled $497.1 million.

Operating Activity

Net cash used in operating activities was $16.6 million and $49.9 million for the three months ended March 31, 2004 and March 29, 2003, respectively. Cash used in operating activities for the three months ended March 31, 2004 was primarily attributable to a net loss of $33.9 million, offset in part by non-cash items including depreciation, amortization, equity-based expense and other charges. Cash used in operating activities for the three months ended March 29, 2003 was primarily attributable to a net loss of $47.0 million, decreases in accounts payable, accrued expenses and other of $16.1 million and increases in inventory of $3.9 million, offset in part by non-cash items including depreciation and amortization, equity-based expense, restructuring and other charges and changes in accounts receivable and other operating assets totaling $17.2 million. The decrease in cash used in operations is attributable to decreased operating cash flows due to the impact of our restructuring efforts associated with our equipment division, offset in part by cash used by our communications division.

Investing Activity

Net cash used in investing activities for the three months ended March 31, 2004 was $11.5 million and net cash provided by investing activity for the three months ended March 29, 2003 was $1.6 million. The net cash outflows associated with investing activities were primarily attributable to $8.9 million in net purchases of short and long-term investment securities and $3.2 million of capital expenditures primarily associated with Broadwing network expansions.

In 2003, we acquired most of the assets and certain of the liabilities of Broadwing Communication Services, Inc. for approximately $81.0 million. This purchase price is subject to a post-closing reduction of up to $10 million if certain EBITDA targets are not reached in a one-year period after the closing.

In February 2004, we signed an agreement to acquire Focal Communications Corporation (“Focal”), a Chicago-based competitive local exchange carrier that provides voice and data solutions to enterprises, carriers and resellers for a total consideration of $210 million, which will be comprised of approximately $101 million in Corvis common stock to be issued to Focal’s equity holders and the assumption of approximately $109 million of Focal’s existing debt and other long-term capital lease obligations of which approximately $89 million will be due upon demand at closing. Focal operates in 23 Tier 1 markets from Boston to Miami and New York to Los Angeles and owns metro fiber footprint in nine Tier 1 national markets and maintains a 4,000 enterprise and wholesale/carrier customer base. We expect the Focal acquisition to close in mid-2004 dependent on the approval of the acquisition by certain state regulatory agencies. In connection with our agreement to purchase Focal, if we do not have a registration statement filed by July 1, 2004 or an effective registration statement by September 15, 2004, we are obligated, at the investor’s election, to close with cash instead of shares of our common stock.

We acquired Focal with the expectation that the acquisition will result in certain benefits to us including reduction in network access and termination costs, expansion of our customer base and product offerings to grow revenues, and synergistic cost reductions in selling, general and administrative functions.

We anticipate significant integration costs associated with Focal, which may delay our profitability and adversely impact operating results and cash flows over the remainder of the year or longer. Focal’s network may require upgrades or expansion for connectivity to our network, which would result in incremental capital expenditures during 2004.

Focal is subject to regulatory oversight of varying degrees at the state and federal levels. Regulatory initiatives that would put Focal at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flow.

As part of our efforts to lower overall cost of service associated with Broadwing, we have implemented a series of capital projects associated with the Broadwing network infrastructure. These capital programs will continue in 2004 with projected spending approximately $35-$45 million for the year. As part of our efforts to improve and expand the Broadwing network, we installed Corvis inventory with a book value of $1.0 million that had previously been written-down as well as network elements previously capitalized as research and development fixed assets within our equipment division.

Financing Activity

Net cash provided by financing activities for the three months ended March 31, 2004 was $219.4 million, primarily attributable to the February 2004 private placement of $225 million of senior unsecured convertible notes and associated warrants. The notes have a final maturity date of two years from issuance and bear interest at a rate of five percent per annum. Interest is payable quarterly at Corvis’ option in cash or, subject to certain conditions, in registered shares of Corvis common stock at a five percent discount to the Company’s common stock trading price at the time of payment. The notes are convertible at the investors’ option at any time into Corvis common stock at a fixed conversion price of $5.75 per share, subject to anti-dilution adjustments. Principal is payable in quarterly installments beginning August 19, 2004. We intend to use the net proceeds for general corporate purposes in support of our service development and new market initiatives, and for strategic acquisitions for the communications services segment.

Corvis has the option, beginning nine months after closing (November 19, 2004), to cause the investors to subscribe to the placement of up to an additional $75 million in senior unsecured convertible notes having a final maturity date of two years after that issuance and otherwise having similar terms as the initial senior unsecured convertible notes. The holders may demand the additional placement of up to an additional $75 million in senior unsecured convertible notes if the average stock price exceeds $4.74 for ten trading days.

In association with our August 2003 private placement, we granted the investors additional investment rights to purchase up to an additional 13,455,657 shares of our common stock at $1.30 per share. These additional investment rights became exercisable on November 26, 2003, and will expire on June 18, 2004.

Net cash used in financing activities for the three months ended March 29, 2003 was $5.8 million, primarily attributable to treasury stock purchases totaling $5.1 million.

We were contractually committed to register shares that investors bought in connection with our August 28, 2003 private placement. However, we were unable to do so due to Broadwing’s predecessor auditors’ inability to consent to our referencing certain financial statements they audited relating to the Broadwing business while it was owned by Cincinnati Bell. During the first quarter of 2004, Cincinnati Bell restated earnings, their auditors consented to our referencing certain financial statements they audited, and we were able to register the shares. With the registration of shares effective on April 19, 2004, contractual interest payments of $0.8 million per month ceased. We incurred approximately $2.7 million in interest associated with the delayed registration in the first quarter of 2004.

As of March 31, 2004, long-term restricted cash totaled $8.5 million associated with outstanding irrevocable letters of credit relating to lease obligations for various business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each respective agreements.

On October 24, 2002, we announced that our Board of Directors had authorized a share repurchase program under which we can acquire up to $25 million of our common stock in the open market. At March 31, 2004, 12,281,000 shares had been purchased under the plan for a total of $9.5 million. The purchases will be executed at times and prices considered appropriate by us during the next year. The share repurchase program may be suspended at any time and from time-to-time without prior notice. The repurchase program will be funded using our existing cash balances and the repurchased shares may be used for corporate purposes in compliance with applicable law.

We believe that our current cash and cash equivalents, short-term investments and cash generated from operations will satisfy our expected working capital, capital expenditure, investment requirements and debt service through at least the next twelve months.

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

Foreign Rate Sensitivity

We primarily operate in the United States; however, we are currently in the process of closing various European operations. We are exposed to the impact of foreign currency changes, associated with the Euro, for our European subsidiaries’ financial instruments, which are limited to cash and cash equivalents and trade receivables. It is the policy of management to fund foreign operations on a monthly basis, thus minimizing average cash and overnight investments in the Euro. At March 31, 2004, our European subsidiaries maintained cash and cash equivalents of less than $0.1 million Euros. We believe that a 10% increase or decline in the Euro exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

By letter dated July 10, 2000, Ciena Corporation (“Ciena”) informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In February 2003, jury trials were held on the issues of infringement and invalidity of the remaining four patents. Corvis all-optical networking products were found by a jury not to infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. Corvis’ inverse multiplexing transceiver product, which can be used along with our all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain Corvis transmitters and receivers are operated in a WDM system was found by a jury to infringe the system patent, upon which a verdict was not reached in the February 2003 trial. The jury verdicts to date are interim verdicts, in so far as additional trial court proceedings remain before a finding of infringement is made by the court. In May 2003, we filed a motion to certify the record for interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending. In February 2004, our motion requesting a jury trial on a pending infringement issue was denied and we filed a Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit requesting that a retrial be ordered. The Federal Circuit denied the Writ, finding that the issues can be addressed later on appeal, if still necessary, after a final judgment has been entered by the District Court.

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

Item 2. Changes in Securities and Use of Proceeds

(a) None.

(b) In connection with our renegotiation of our relationship with Cequel III, Cequel III received, in part, 2,750,000 shares of our common stock (and the right to receive additional shares so that the current market value of all the shares issued to Cequel III at the time of effectiveness of the required resale registration statement is equal to $3,437,500, but in no event more than 2,750,000 such additional shares) and warrants to purchase 7,250,000 shares of our common stock. Additionally, we agreed to register the resale of the shares of stock issued to Cequel and those shares that may be issued upon exercise of the warrants. These actions have had the general effect of diluting the voting power of existing shareholders. The issuance of additional shares under the arrangement would further dilute such voting power.

(c) Private Placement of Senior Unsecured Convertible Notes. On February 9, 2004, we entered into a definitive agreement for the private placement of $225 million of senior unsecured convertible notes and warrants in a private placement to institutional investors. The definitive agreement provides that we may require the investors to purchase, or the investors may, in limited circumstances, require us to issue, up to an additional $75 million of senior unsecured convertible notes as well as associated warrants. We are using the net proceeds for general corporate purposes in support of our service development and new market initiatives, and for strategic acquisitions for Broadwing Communications, our consolidated subsidiary.

(i) The notes have a final maturity date of two years from issuance and bear interest at a stated rate of five percent per annum. Interest is payable quarterly at our option in cash or, subject to certain conditions, in registered shares of our common stock at a five percent discount to the our stock trading price at the time of payment. The notes are convertible at the investors’ option at any time into our common stock at a fixed conversion price of $5.75 per share, subject to anti-dilution adjustments.

(ii) We will generally repay the principal amount of the notes in seven quarterly installments commencing on the six-month anniversary of closing. We, at our option, may prepay principal in any combination of cash or registered shares of our common stock at a five percent discount to our stock trading price at the time of payment, provided certain conditions are met and subject to certain restrictions and penalties including the potential issuance of additional warrants.

(iii) We also have the option, beginning nine months after closing, to cause the investors to subscribe to the placement of up to an additional $75 million in senior unsecured convertible notes having a final maturity date of two years after their issuance and otherwise having similar terms as the initial senior unsecured convertible notes.

(iv) In connection with the private placement, we issued to the investors three-year warrants to purchase 27,328,378 shares of common stock. The warrants have an exercise price equal to $2.37.

(v) The company and the Buyers consummated the transaction in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), and Rule 506 of Regulation D.

(d) Not applicable.

(e) No applicable.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

(a) None.

(b) Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

(c) We filed a report on Form 8-K dated February 11, 2004, which reported under Item 5, the issuance of a press release on February 9, 2004 announcing that we had entered into a definitive agreement for the private placement of $225 million of senior unsecured convertible notes and warrants to several institutional investors.

(d) We filed a report on Form 8-K dated February 12, 2004, which reported:

(e) (1) under Items 5 and 7 that in connection with our renegotiation of our relationship with Cequel III, Cequel III received, in part, 2,750,000 shares of our common stock (and the right to receive additional shares so that the current market value of all the shares issued to Cequel III at the time of effectiveness of the required resale registration statement is equal to $3,437,500, but in no event more than 2,750,000 such additional shares) and warrants to purchase 7,250,000 shares of our common stock. Additionally, we agreed to register the resale of the shares of stock issued to Cequel and those shares that may be issued upon exercise of the warrants. The warrant and registration rights agreement with respect to this matter were filed as Exhibits 4.1 and 10.1, respectively, to this Form 8-K; and

(f) (2) under Item 12, the issuance of a press release on February 12, 2004 announcing our results of operations for the quarter and year ended December 31, 2003.

(g) We filed a report on Form 8-K dated March 8, 2004, which reported under Items 5 and 7, the issuance of a press release on March 8, 2004 announcing that we signed an agreement to acquire Focal Communications Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corvis Corporation

Date: May 10, 2004	/s/ Lynn D. Anderson

Lynn D. Anderson Senior Vice President, Chief Financial Officer and Treasurer

Date: May 10, 2004	/s/ Timothy C. Dec

Timothy C. Dec Vice President, Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
4.01	Form of Initial Note in connection with the private placement of $225 million of senior unsecured convertible notes and warrants to several institutional investors (incorporated by reference herein to Exhibit 4.01 to Corvis Corporation’s Current Report on Form 8-K, dated February 9, 2004, File No. 0-30989)
4.02	Form of Additional Note in connection with the private placement of $225 million of senior unsecured convertible notes and warrants to several institutional investors (incorporated by reference herein to Exhibit 4.02 to Corvis Corporation’s Current Report on Form 8-K, dated February 9, 2004, File No. 0-30989)
4.03	Form of Initial Warrant in connection with the private placement of $225 million of senior unsecured convertible notes and warrants to several institutional investors (incorporated by reference herein to Exhibit 4.03 to Corvis Corporation’s Current Report on Form 8-K, dated February 9, 2004, File No. 0-30989)
4.04	Form of Additional Warrant in connection with the private placement of $225 million of senior unsecured convertible notes and warrants to several institutional investors (incorporated by reference herein to Exhibit 4.04 to Corvis Corporation’s Current Report on Form 8-K, dated February 9, 2004, File No. 0-30989)
10.1	Securities Purchase Agreement in connection with the private placement of $225 million of senior unsecured convertible notes and warrants to several institutional investors (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation’s Current Report on Form 8-K, dated February 9, 2004, File No. 0-30989)
10.2	Registration Rights Agreement in connection with the private placement of $225 million of senior unsecured convertible notes and warrants to several institutional investors (incorporated by reference herein to Exhibit 10.2 to Corvis Corporation’s Current Report on Form 8-K, dated February 9, 2004, File No. 0-30989)
10.3	Form of Voting Agreement in connection with the private placement of $225 million of senior unsecured convertible notes and warrants to several institutional investors (incorporated by reference herein to Exhibit 10.3 to Corvis Corporation’s Current Report on Form 8-K, dated February 9, 2004, File No. 0-30989)
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002