Form 10-Q
period 2004-06-30
CORVIS CORP
filed 2004-08-09
CIK 1060490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares of Common Stock, $0.01 par value, outstanding at July 31, 2004: 488,000,230

CORVIS CORPORATION

Index to Form 10Q

Quarter Ended June 30, 2004

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CORVIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2003	June 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$256,490	$393,032
Short-term investments	27,135	33,755
Trade accounts receivable, net	57,385	50,923
Inventories, net	772	701
Other current assets	17,817	25,814

Total current assets	359,599	504,225
Restricted cash, non-current	7,033	8,998
Long-term investments	13,197	25,085
Property and equipment, net	116,588	137,049
Intangible assets, net	24,883	22,803
Other non-current assets, net	7,315	8,793

Total assets	$528,615	$706,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, net of discounts, and capital lease obligations, current portion	$610	$109,806
Accounts payable	21,791	31,021
Accrued communication service costs	30,560	24,307
Accrued expenses and other liabilities	31,462	37,215
Deferred revenue, current portion	13,087	12,558
Accrued restructuring and other charges	8,488	4,288

Total current liabilities	105,998	219,195

Notes payable, net of discounts, and capital lease obligations, net of current portion	2,500	93,414
Deferred revenue, net of current portion	17,684	16,875
Other long-term liabilities	4,764	5,685

Total liabilities	130,946	335,169
Commitments and contingencies
Stockholders’ Equity:
Common stock—$0.01 par value; 1,900,000,000 shares authorized; 493,276,234 shares issued and 480,994,434 shares outstanding as of December 31, 2003; 500,168,896 shares issued and 487,887,096 shares outstanding as of June 30, 2004	4,927	4,996
Additional paid-in capital	2,923,403	2,969,727
Treasury Stock (12,281,800 shares at December 21, 2003 and June 30, 2004, at cost)	(9,512)	(9,512)
Accumulated other comprehensive income (loss):
Unrealized investment gains (losses)	9	(275)
Accumulated deficit	(2,521,158)	(2,593,152)

Total stockholders’ equity	397,669	371,784

Total liabilities and stockholders’ equity	$528,615	$706,953

See accompanying notes to unaudited condensed consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Revenue:
Communication services	$26,697	$141,405	$26,697	$283,084
Communications equipment	320	725	1,837	5,834

Total revenue	27,017	142,130	28,534	288,918

Operating expenses:
Cost of revenue:
Communication services (excluding depreciation and amortization)	18,035	97,147	18,035	194,897
Communications equipment	3,428	242	4,590	1,392

Total cost of revenue	21,463	97,389	22,625	196,289

Research and development, excluding equity-based expense	12,124	3,852	32,138	9,439
Sales, general and administrative expense, excluding equity-based expense	20,626	61,241	32,253	118,233
Depreciation	6,490	5,974	13,080	15,060
Amortization	1,976	1,040	3,760	2,080
Equity-based expense:
Research and development	3,558	1,211	6,912	2,919
Sales, general and administrative	1,793	1,456	3,820	4,139
Restructuring and other charges	7,797	194	11,581	389

Total operating expenses	75,827	172,357	126,169	348,548

Operating loss	(48,810)	(30,227)	(97,635)	(59,630)

Interest expense, net of capitalized amounts	(91)	(10,670)	(152)	(18,081)
Other income and expense, net	3,090	2,818	4,944	5,717

Net loss before minority interest	(45,811)	(38,079)	(92,843)	(71,994)
Minority interest	19	—	19	—

Net loss	$(45,792)	$(38,079)	$(92,824)	$(71,994)

Other comprehensive loss:
Foreign currency translation adjustment	551	—	634	—
Unrealized investment gains (losses)	42	(310)	80	(284)

Comprehensive loss	$(45,199)	$(38,389)	$(92,110)	$(72,278)

Basic and diluted net loss per common share	$(0.11)	$(0.08)	$(0.23)	$(0.15)

Weighted average number of common shares outstanding	403,337	486,317	402,698	485,239

See accompanying notes to unaudited condensed consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30, 2003	June 30, 2004
Cash flows from operating activities:
Net loss	$(92,824)	$(71,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,840	17,140
Equity-based expense	10,732	7,058
Deferred financing and original issue discount amortization	—	10,275
Restructuring and other charges	4,924	(1,099)
Minority interest	(19)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	11,054	6,461
Increase in inventories, net	(4,335)	(915)
Decrease (increase) in other assets	6,846	(3,584)
Increase (decrease) in accounts payable, accrued expenses and other	(33,850)	5,163

Net cash used in operating activities	(80,632)	(31,495)

Cash flows from investing activities:
Purchase of property and equipment	(333)	(34,655)
Proceeds from the sale of property and equipment	—	1,105
Purchases and sale of investments, net	9,058	(18,792)
Broadwing acquisition	(92,941)	—

Net cash used in investing activities	(84,216)	(52,342)

Cash flows from financing activities:
Proceeds from notes payable and associated warrants	—	217,750
Repayments of notes payable and capital lease obligations	(3,445)	(1,128)
Increase in deposits and other non-current assets	(800)	(1,966)
Purchase of treasury stock	(5,107)	—
Proceeds from the issuance of stock	2,068	5,723

Net cash provided by (used in) financing activities	(7,284)	220,379

Effect of exchange rate changes on cash and cash equivalents	333	—

Net increase (decrease) in cash and cash equivalents	(171,799)	136,542

Cash and cash equivalents—beginning of period	457,833	256,490

Cash and cash equivalents—end of period	$286,034	$393,032

Supplemental disclosure of cash flow information:
Interest paid	$138	$2,844

Supplemental disclosure of non-cash activities:
Inventory installed as fixed assets	$—	$2,108
Assets acquired through capital leases	$—	$644

See accompanying notes to unaudited condensed consolidated financial statements.

CORVIS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

(a) Nature of Business and Basis of Presentation

Corvis Corporation and subsidiaries (“Corvis” or the “Company”) operates two divisions within the communications industry, a communications services division and a communications equipment division. All significant intercompany accounts and transactions have been eliminated.

The communications services division of Corvis Corporation operates under Broadwing Communications, LLC (“Broadwing”). Broadwing is based in Austin, Texas and is a provider of data and Internet, broadband transport, and voice communications services throughout the United States. Broadwing is the result of a June 13, 2003 transaction in which Corvis Corporation acquired most of the assets and certain of the liabilities of Broadwing Communication Services, Inc., which had been one of the Company’s largest communications equipment customers. Excluding post-acquisition intercompany sales, Broadwing represented 61%, 43% and 12% of our total annual communications equipment revenue in 2001, 2002 and 2003, respectively.

The communications equipment division designs, manufactures and markets transmission, switching and network management equipment to communications carriers and the U.S. Federal Government.

The unaudited condensed consolidated financial statements included herein for Corvis Corporation and subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year.

These financial statements should be read in conjunction with the Company’s December 31, 2003 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed on March 23, 2004 with the Securities and Exchange Commission.

(b) Communications Services Revenue and Cost of Revenue

Data transport services and other dedicated services are generally billed monthly in advance, with revenue being recognized when earned. Revenues from long-term arrangements are recognized ratably over the contract term. Switched voice and data services are billed monthly in arrears, while the revenue is recognized as the services are provided. Service activation revenue is deferred and recognized over the appropriate customer life for the associated service.

Indefeasible right-of-use (“IRU”) agreements represent the lease of network capacity or dark fiber and are recorded as deferred revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as the services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized deferred revenue is recognized in the period in which the contract is terminated. At the date of acquisition, the Company recorded the deferred revenue associated with IRUs at its fair value, which was substantially less than its historical book value. As a result, revenue from IRUs is significantly less than that previously reported by Broadwing Communications Services, Inc. IRU revenue for the three and six months ended June 30, 2004 comprised approximately 3% of total communications services revenue. For the three and six months ended June 30, 2003, IRU revenue comprised approximately 3% of total communications services revenue.

Additionally, a portion of the Company’s communications services revenue is related to the sale and installation of telecommunications equipment, including customer premise equipment. Revenue from systems equipment sales is recognized when title and risk of loss pass to the customer and other revenue recognition criteria are met. For the three and six months ended June 30, 2004, revenue from systems equipment sales comprised approximately 1% of total communications services revenue.

Communications services cost of revenue primarily reflects access charges paid to local exchange carriers and other providers as well as transmission lease payments to other carriers. Communications services cost of revenue excludes depreciation and amortization expense.

(c) Communications Equipment and Related Services Revenue and Cost of Revenue

Revenue from communications equipment sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved.

Revenue from communications equipment installation services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. To the extent customer contracts include both product sales and installation services, revenue is recognized based on their respective fair values. Revenue from maintenance agreements is recognized on a straight-line basis over the service period.

Costs of communications equipment revenue includes the cost of manufacturing the Company’s products, delivering services and other costs associated with warranty and other contractual obligations, inventory obsolescence costs and overhead related to the Company’s manufacturing, engineering, testing, finishing and installation operations. Warranty reserves are determined based on actual warranty cost experience, estimates of component failure rates and management’s industry experience.

(d) Stock Options and Warrants

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	Three Months Ended
	June 30, 2003	June 30, 2004
Net loss	$(45,792)	$(38,079)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(13,455)	(8,821)
Add stock-based employee compensation expense included in reported net loss, net of tax	3,759	2,875

Pro forma net loss	$(55,488)	$(44,025)

Pro forma basic and diluted net loss per common share	$(0.14)	$(0.09)

	Six Months Ended
	June 30, 2003	June 30, 2004
Net loss	$(92,824)	$(71,994)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(32,566)	(25,520)
Add stock-based employee compensation expense included in reported net loss, net of tax	8,071	6,709

Pro forma net loss	$(117,319)	$(90,805)

Pro forma basic and diluted net loss per common share	$(0.29)	$(0.19)

(e) Uses of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2) Focal Acquisition

In February 2004, the Company signed an agreement to acquire Focal Communications Corporation (“Focal”), a Chicago-based competitive local exchange carrier that provides voice and data solutions to enterprises, carriers and resellers for a total consideration of $210.0 million, which will be comprised of approximately $101.0 million in Corvis common stock to be issued to Focal’s equity holders and the assumption or payment of approximately $109.0 million of Focal’s existing debt and other long-term capital lease obligations, of which approximately $86.6 million will be due upon demand at closing. The number of shares of Corvis common stock to be issued will be determined based on the average closing price for the 20 day period ending three days before closing not to exceed a range between $1.27 and $2.95. The Company expects the Focal acquisition to close on or about September 1, 2004.

In an effort to reduce network costs on a post acquisition basis, the Company reached an agreement with Focal in which Focal agreed to refrain from entering into a long-term purchase agreement with SBC Telecommunications, Inc. and its affiliated companies (“SBC”) prior to the close of the acquisition. As part of the agreement, Corvis assumed all of Focal’s obligations to SBC relating to those services, including unresolved disputed charges of approximately $8.0 million. The Company also agreed to resell these services to Focal until the effective date of the acquisition at rates equal to Focal’s proposed contract with SBC. Corvis agreed to this arrangement with the expectation that these services would be included under the Company’s Managed Value Plan Agreement with SBC (the “MVP Plan”) and under its Price Flex Plan contract with SBC (the “Price Flex Plan”) (collectively, the “Plans”). The MVP Plan is a discount plan that provides Corvis with billing discounts in exchange for a specified level of recurring revenues for SBC for certain qualified telecommunications services. Similarly, the Price Flex Plan provides a discount off of SBC’s monthly recurring rates for specified telecommunications services provided by SBC on the condition that Corvis produce an agreed upon revenue amount for SBC from its use of those services.

In May 2004, SBC notified the Company that it did not believe that the Focal services could contractually be included in the Company’s existing Plans. Additionally, SBC notified the Company that SBC believed that Corvis had violated the terms of the Plans resulting in a termination of the agreements effective June 6, 2004.

The Company is currently negotiating with SBC to amend the terms of the Plans and believes that a mutually beneficial settlement will be reached. However, there can be no assurance that such a settlement can be reached or that settlements will not include the payments for the assumed disputed charges of $8.0 million.

During the three months ended June 30, 2004, the Company incurred approximately $3.5 million in sales, general and administrative expense, associated with payment to Focal for the rate differential between the cost of services currently charged to Focal by SBC and the cost of services under Focal’s proposed agreement with SBC.

(3) Inventories, net

Inventories are comprised of the following (in thousands):

	December 31, 2003	June 30, 2004
Raw materials	$157,462	$169,693
Work-in-process	171	117
Finished goods	56,179	35,172

	213,812	204,982

Less: reserve for excess inventory and obsolescence	(213,040)	(204,281)

Inventories, net	$772	$701

(4) Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share are computed as follows (in thousands, except per share data):

	Three Months Ended
	June 30, 2003	June 30, 2004
Net loss	$(45,792)	$(38,079)
Basic and diluted weighted average common shares	403,337	486,317
Basic and diluted net loss per common share	$(0.11)	$(0.08)

	Six Months Ended
	June 30, 2003	June 30, 2004
Net loss	$(92,824)	$(71,994)
Basic and diluted weighted average common shares	402,698	485,239
Basic and diluted net loss per common share	$(0.23)	$(0.15)

Options and warrants outstanding as of June 30, 2003 to purchase 50,253,000 and 7,594,000 shares of common stock, respectively, and 237,000 unvested shares acquired through the exercise of options were not included in the computations of diluted net loss per common share for the three and six month periods ended June 30, 2003, as their inclusion would have been anti-dilutive.

Options and warrants outstanding as of June 30, 2004 to purchase 55,502,000 and 53,352,000 shares of common stock, respectively, and 25,000 unvested shares acquired through the exercise of options were not included in the computations of diluted net loss per common share for the three and six month periods ended June 30, 2004, as their inclusion would have been anti-dilutive.

(5) Commitments and Contingencies

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

By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for Judge Scheindlin’s recusal. Judge Scheindlin denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of Judge Scheindlin in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants’ application for a writ of mandamus seeking Judge Scheindlin’s recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the actions, including the Corvis action. On May 23, 2002, a conference was held at which the court set a briefing schedule for the filing of motions to dismiss the amended complaints. On July 1,

2002, the underwriter defendants filed their motion to dismiss the amended complaints. On July 15, 2002, the issuer defendants filed their motion to dismiss the amended complaints. The briefing on the motions to dismiss has been completed, and the judge heard oral arguments on the motions on November 1, 2002. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to Corvis, the Section 10(b) and Rule 10b-5 claims, alleging that Corvis participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference. Judge Scheindlin has set the following schedule with respect to her consideration of the settlement agreement: (i) plaintiffs will move for preliminary approval of the settlement agreement, with a short brief, on or before June 25, 2004; (ii) objections to the settlement agreement may be filed by any party on or before July 14, 2004; and (iii) reply briefs, if any, in support of the settlement agreement shall be filed on or before July 21, 2004. The settlement agreement is subject to the approval of the district court. We intend to vigorously defend ourselves.

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

We and our subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Although the ultimate outcome of legal proceedings cannot be projected with certainty, management believes that the outcome of such actions and proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

(6) Concentrations

Substantially all of the Company’s cash and cash equivalents are held at two major U.S. financial institutions. Deposits held with banks exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, in the opinion of management, bear minimal risk.

The Company’s communications services division may be subject to credit risk due to concentrations of receivables from companies that are communications providers, Internet service providers and cable television companies. The Company performs ongoing credit evaluations of customers’ financial condition and typically does not require significant collateral. Increasingly, most of the Company’s arrangements with large customers do not provide guarantees that customer usage will be maintained at current levels. To the extent these large customers cease to employ Broadwing’s network to deliver their services, or cannot pay outstanding accounts receivable balances, our sales and financial condition could be materially adversely affected. Revenue from Broadwing’s ten largest customers accounted for approximately 20% of total communications revenue for the three and six months ended June 30, 2004, as compared to 24% for the comparable periods in the prior year. Revenue from communications carriers accounted for 36% and 38% of total communications revenue for the three and six months ended June 30, 2004, respectively, as compared to 41% for the three and six months ended June 30, 2003.

(7) Restructuring and Other Charges

Starting in 2001 and continuing through 2004, Corvis developed and implemented restructuring initiatives designed to reduce operating expenses and to address reductions in communications equipment sales. In addition, the Company is continually evaluating the recoverability of its inventory and long-lived assets in light of these initiatives and the projected economic and operating environment. As a result, the Company has recorded the following charges (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Communications equipment cost of revenue charges—inventory-write downs and other	$3,337	$—	$3,337	$193
Restructuring, impairment and other charges:
Work force reductions	7,285	—	10,334	—
Facilities consolidation and other charges	512	—	1,247	194
Change in reserve estimate	—	194	—	194

Total restructuring, impairment and other charges	7,797	194	11,581	388

Total restructuring and related charges	$11,134	$194	$14,918	$581

The following table displays the activity and balances of the restructuring reserve account for the six months ended June 30, 2004 (in thousands):

	Cost of Revenue	Restructuring and Other Charges
	Inventory Write-downs	Workforce and Facilities Consolidation	Total
Balance as of December 31, 2003	$2,534	$5,954	$8,488
Restructuring and other charges	193	194	387
Cash payments	(2,160)	(1,467)	(3,627)
Accretion of interest	—	13	13
Non-cash charges	(237)	(301)	(538)
Foreign currency exchange impact	—	(36)	(36)

Balance at March 31, 2004	$330	$4,357	$4,687

Change in reserve estimate	$—	$194	$194
Cash payments	(95)	(418)	(513)
Accretion of interest	—	12	12
Non-cash charges	—	(90)	(90)
Foreign currency exchange impact	—	(2)	(2)

Balance at June 30, 2004	$235	$4,053	$4,288

(8) Warranty and Indemnification

The Company provides product warranties to its customers associated with its communications equipment sales. The Company records estimated warranty costs in the period in which the related communications equipment is accepted. The warranty liability recorded at each balance sheet date is based on historical experience of component failures and management’s industry experience and is included in other current liabilities on the consolidated balance sheets. The changes in the carrying amount of warranty liabilities for the six months ended June 30, 2004, were as follows (in thousands):

	December 31, 2003	Accruals	Usage	June 30, 2004
Warranty Liabilities	$1,379	$—	$(233)	$1,146

The Company indemnifies its customers against any damages resulting from claims of patent, copyright or trademark infringement associated with its communications equipment products. It is not possible to estimate the maximum liability due to the uncertainties involved with this indemnification.

(9) Property and Equipment, net

Property and equipment is recorded at cost or fair value if acquired in a business combination. Depreciation is provided for using the straight-line method over the estimated useful life. Repairs and maintenance are charged to expense as incurred. Depreciation expense for the three and six-month periods ended June 30, 2004 was $6.0 million and $15.1 million, respectively.

Starting in 2003 and continuing through 2004, the Company implemented a series of capital projects to expand and improve Broadwing’s network. Costs associated directly with expansions and improvements to the network, including employee related costs, have been capitalized, and interest costs incurred during construction were capitalized based on the weighted average accumulated construction expenditures and interest rates related to the Company’s current borrowings. During the six-month period ending June 30, 2004, approximately $34.7 million in construction costs has been capitalized. Total interest expense incurred for the three and six months ended June 30, 2004 was approximately $10.7 million and $18.1 million, respectively, of which $0.4 million was capitalized into construction in process during the six months ended June 30, 2004.

Property and equipment, net (in thousands):

	December 31, 2003	June 30, 2004	Depreciable Lives (years)
Land	$9,247	$9,347	Indefinite
Buildings and leasehold improvements	30,146	29,588	2-40
Transmission facilities	41,723	49,201	3-20
Furniture, fixtures, vehicles, and other	22,858	25,195	2-15
Fiber usage rights	16,537	17,407	5-20
Test and manufacturing equipment	79,824	74,675	3-5
Construction in process	24,061	52,041	—

	224,396	257,454

Less: Accumulated depreciation	(107,808)	(120,405)

Property and equipment, net	$116,588	$137,049

(10) Note Issuance

On February 19, 2004, the Company borrowed $225.0 million under unsecured convertible notes in a private placement to institutional investors. The maturity date of the loans is February 20, 2006. Borrowings under the loans accrue interest at a stated rate of 5% payable quarterly, while principal is scheduled for repayment in seven equal quarterly installments commencing on August 19, 2004. Provided certain conditions are met and at the election of the Company, principal and interest are payable in either cash or common stock at a conversion price of 95% of the average stock price for the 20 days preceding conversion. Provided certain conditions are met, the notes can be prepaid in cash at any time at a premium of 103% if the Company’s common stock is trading at or above $1.35. Under certain conditions, the Company’s election to convert may require the issuance of additional warrants. The holders may convert at any time.

In conjunction with the issuance of the notes, the Company issued warrants to purchase 27,328,378 shares of common stock. The warrants are immediately exercisable, have a strike price of $2.37 per share, and have a three-year life. The warrants were valued at $33.2 million and were recorded as original issue discount. Amortization of original issuance discount and debt issuance costs results in an effective annual interest rate of 22%.

Under certain conditions, the holders can participate in subsequent rights offerings. Unpaid principal is redeemable by the holders at 115% upon a change of control. Under the terms of the notes, the Company may incur indebtedness of up to $100.0 million, subject to certain limitations.

The Company has the option, beginning nine months after closing, to cause the investors to subscribe to the placement of up to an additional $75.0 million in senior unsecured convertible notes having a final maturity date of two years after their issuance and otherwise having similar terms as the initial senior unsecured convertible notes. The holders may demand the additional placement of up to an additional $75.0 million in senior unsecured convertible notes if the average stock price exceeds $4.74 for ten trading days.

(11) Segment Reporting

The Company has two business segments: communications equipment and communications services. The communications equipment segment designs, manufactures and sells high performance all-optical and electrical/optical communications systems. The communications services segment provides data and voice communications services through Broadwing Communications, LLC. Communications services revenue is generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers. The Company evaluates segment performance and allocates resources based on several factors, of which revenue and net loss are the primary financial measures. The accounting policies of the segments are the same as those described in footnote (1) to the condensed consolidated financial statements. Segment results for the three and six month periods ended June 30, 2003 and 2004 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Revenue:
Communications services	$26,697	$141,405	$26,697	$283,084
Communications equipment	320	725	1,837	5,834

Total	$27,017	$142,130	$28,534	$288,918

Net loss before minority interest:
Communications services	$(1,861)	$(15,378)	$(1,861)	$(26,235)
Communications equipment	(43,950)	(22,701)	(90,982)	(45,759)

Total	$(45,811)	$(38,079)	$(92,843)	$(71,994)

	December 31, 2003	June 30, 2004
Total assets:
Communications services	$217,250	$481,270
Communications equipment	311,365	225,683

Total	$528,615	$706,953

(12) Related Party Transactions

The Company has entered into various transition services agreements with Cincinnati Bell Telecommunications Services, Inc. (“Cincinnati Bell”), a 2% owner of Broadwing Communications, LLC, in which each party performs services on behalf of the other, including certain billing, sales agency, carrier services, collection, and administrative services.

Cincinnati Bell represented $6.5 million or 5% and $14.6 million or 5% of telecommunications services revenue for the three and six months ended June 30, 2004, respectively. Cincinnati Bell represented $1.9 million or 8% of total telecommunications services revenue for the three and six months ended June 30, 2003.

Amounts due between the parties as of December 31, 2003 and June 30, 2004 were as follows (in thousands):

	December 31, 2003	June 30, 2004
Amounts due from Cincinnati Bell	$6,186	$4,684

Amounts due to Cincinnati Bell	$3,897	$2,333

(13) Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, an enterprise generally consolidated an entity when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest. Upon adoption, FIN 46 applied immediately to variable interest entities created after January 31, 2003. In December 2003, FASB revised FIN 46 (“FIN 46R”), deferring the application of the provisions of FIN 46 for an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after March 15, 2004, if the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The adoption of FIN 46 has not had a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “MD&A” in the Company’s filings with the Securities and Exchange Commission.

You should read the following discussion and analysis along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report and in conjunction with our audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003, filed on March 23, 2004 with the Securities and Exchange Commission.

Overview

Corvis Corporation operates two divisions within the communications industry. Our communications services division, acquired on June 13, 2003 and managed within our Broadwing Communications, LLC subsidiary (“Broadwing”), delivers data and Internet, broadband transport and voice communications services nationwide. Our communications equipment division designs, manufactures and sells high performance all-optical and electrical/optical communications systems that we believe accelerate carrier revenue opportunities and lower the overall cost of network ownership for carriers.

Until the Broadwing acquisition, the Corvis communications equipment division was the primary focus of our capital investment and the sole source of our revenue. Due to significant declines in the opportunities within the communications equipment market, the communications services division is now the major focus of capital investment for the Company. Revenue from the communications services division will account for most of Corvis’ revenue for the foreseeable future. Reflecting our realigned business focus, the communications services division comprised 99% and 98% of total revenue for the three and six months ended June 30, 2004, respectively, while the remaining 1% and 2%, respectively, is attributable to communications equipment sales. Our communications equipment division has been restructured through staff reductions and other consolidation efforts that were substantially completed in late 2003. Our communications equipment division continues to service the networks of our existing customers, maintains certain centralized business operations and supports our Broadwing network. Because our consolidated results of operations only include the results of Broadwing since the acquisition date, the consolidated results of operations for 2003 and 2004 are not comparable to prior years.

Communications Services

Broadwing provides communications services to large enterprises, mid-market businesses and other communications service providers over a nationwide facilities based network connecting 137 cities nationwide. We believe that Broadwing’s network and growth-oriented strategy will enable Broadwing to compete effectively in the markets in which it operates. Broadwing’s all-optical network, capable of transmitting up to 800 Gbs per fiber, gives customers the benefit of high quality, technologically advanced solutions allowing for rapid provisioning, and highly flexible customized networking.

In February 2004, Corvis agreed to acquire Focal Communications Corporation (“Focal”), a Chicago-based competitive local exchange carrier that provides voice and data solutions to enterprises, carriers and resellers for total consideration of $210.0 million, which will be comprised of approximately $101.0 million in Corvis common stock to be issued to Focal’s equity holders and the assumption or payment of approximately $109.0 million of Focal’s existing debt and other long-term capital lease obligations, of which approximately $86.6 million will be due upon demand at closing. Focal operates in 23 Tier 1 markets from Boston to Miami and New York to Los Angeles, owns metro fiber footprint in nine Tier 1 national markets and maintains a 4,000 enterprise and wholesale/carrier customer base. The Company expects the Focal acquisition to close on or about September 1, 2004.

The Company anticipates that the merger will result in overall benefits to the Company. We believe that the addition of Focal’s network to our communications services division will enable us to reduce our network access and termination costs, expand our current customer base and product offering to grow revenue, expand the reach of the Company’s nationwide all-optical network into targeted local markets throughout the United States, and improve the ability to negotiate better arrangements with vendors, all of which we believe will allow us to better compete in the highly competitive market for telecommunications services. Achieving the benefits of the merger will depend in part on the successful integration of Corvis’ and Focal’s operations and personnel in a timely and efficient manner. Integrating Corvis and Focal will be a complex and time-consuming process that is expected to carry into 2005. We cannot predict with certainty that the operations of the combined companies can be successfully integrated or that any of the anticipated benefits of the merger will be realized, and the failure to do so could have a material adverse effect on our financial position and results of operations.

Communications Equipment

Starting in 2001 and continuing through 2004, conditions within the general economy and the communications sector, in particular, have resulted in reduced capital expenditures by carriers and a reduced demand for communications networking systems. These declines have had a severe adverse impact on our communications equipment division revenue and results of operations. We cannot predict when or if market conditions will improve.

In response to these conditions, we have implemented a series of restructuring initiatives within our communications equipment division designed to decrease our business expenses and to conserve our financial resources. These actions included staff reductions, facility consolidations and the curtailment of discretionary spending. Our communications equipment division is now focused strategically on selective engagements with customers, including the U.S. government, servicing the networks of our existing customers, maintaining certain centralized business operations and supporting the Broadwing network.

Critical Accounting Policies

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Some of these policies were adopted upon the Broadwing acquisition. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory obsolescence, asset impairment, revenue recognition, product warranty liabilities, allowance for doubtful accounts, communication service costs accruals and contingencies and litigation. We state these accounting policies in the notes to the annual consolidated financial statements and at relevant sections in this MD&A. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions and the variances could be material.

Revenue Recognition—Communications Services. Switched services are billed monthly in arrears, while the revenue is recognized as the services are provided. Customers are billed in advance for month-to-month dedicated network services, including certain data and broadband transport, while associated revenue is deferred and recognized as the services are provided. Indefeasible right-of-use, or IRU agreements represent the lease of network capacity or dark fiber and are recorded as deferred revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases us from the obligation to provide future services, the remaining unamortized deferred revenue is recognized in the period in which the contract is terminated. Fees billed in connection with a service installation are deferred and recognized ratably over estimated contract lives.

Revenue Recognition—Communications Equipment Sales and Services. Revenue from communications equipment sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved. Customer contracts generally include extensive lab and field trial testing and some include other acceptance criteria.

Allowance for Bad Debt. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the estimate of the allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, the customers’ financial condition, and historical experience. If the financial condition of our customers were to deteriorate or other circumstances occur that result in an impairment of customers’ ability to make payments, additional allowances may be required.

Asset Impairment and Other Charges. Due to continued unfavorable economic conditions in the communications equipment industry and continued lack of expected equipment sales, our board of directors approved plans from 2001 through 2004 for the restructuring of our communications equipment division operations, including the consolidation of facilities, reduction in the number of employees and the outsourcing of a majority of our manufacturing capabilities. These decisions, as well as reductions in projected communications equipment sales and cash flows, have resulted in various asset impairment charges, including certain intangible assets, which are based on recoverability estimates and estimated fair values. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change that would reduce the estimated recoverability of our assets, additional restructuring and impairment charges may be required.

Intangible Assets. We have recorded intangible assets resulting from our acquisitions. We account for intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and other intangible assets with an indefinite life be tested for impairment at least annually. The impairment test is a two-step process that requires intangible assets to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment may exist, and the second step of the test is performed. In the second step, the fair value of the intangible asset is compared with the carrying value, and an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. We are required to review the recoverability of our intangible assets with indefinite lives at least annually. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change that would reduce the estimated recoverability of these assets, impairment charges may be required.

Litigation. We and our subsidiaries from time to time are subject to pending and threatened litigation arising in the ordinary course of business. We accrue for losses on our balance sheet when and if appropriate. Although the ultimate outcome of legal proceedings cannot be projected with certainty, management believes that the outcome of current proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Results of Operations

Selected financial data (in thousands):

Three months ended June 30, 2003 compared to three months ended June 30, 2004

	Three Months Ended
	June 30, 2003	June 30, 2004
	Total	Communications Equipment*	Communication Services	Total
Revenue:
Communications services	$26,697	$—	$141,405	$141,405
Communications equipment	320	725	—	725

Total revenue	27,017	725	141,405	142,130

Operating expenses:
Cost of revenue:
Communications services (excluding depreciation and amortization)	18,035	—	97,147	97,147
Communications equipment	3,428	242	—	242

Total cost of revenue	21,463	242	97,147	97,389

Research and development, excluding equity-based expense	12,124	3,852	—	3,852
Selling, general and administrative, excluding equity-based expense	20,626	7,215	54,026	61,241
Depreciation	6,490	1,426	4,548	5,974
Amortization	1,976	—	1,040	1,040
Equity-based expense	5,351	2,667	—	2,667
Restructuring and other charges	7,797	194	—	194

Total operating expenses	75,827	15,596	156,761	172,357

Operating loss	(48,810)	(14,871)	(15,356)	(30,227)

Interest expense, net of capitalized amounts	(91)	(10,569)	(101)	(10,670)
Other income and expense, net	3,090	2,739	79	2,818

Net loss before minority interest	(45,811)	(22,701)	(15,378)	(38,079)
Minority interest	19	—	—	—

Net loss	$(45,792)	$(22,701)	$(15,378)	$(38,079)

*	The communications equipment division includes certain costs associated with centralized business operations and support of our communications services division.

Revenue. Revenue increased to $142.1 million for the three months ended June 30, 2004 from $27.0 million for the three months ended June 30, 2003, primarily due to the inclusion of approximately $141.4 million in revenue associated with our communications services division, which reflects a full quarter’s results in the current year.

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

	Three Months Ended
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
Data and internet services	$34,053	$34,037	$34,300	$35,964
Broadband transport	56,272	57,136	57,969	59,323
Voice services	52,799	49,181	49,410	46,118

Total communications services revenue	$143,124	$140,354	$141,679	$141,405

Communications Services revenue increased to $141.4 million for the three months ended June 30, 2004 from $26.7 for the three months ended June 30, 2003 reflecting the June 13, 2003 Broadwing acquisition. Prior to the acquisition, Broadwing Communications Services, Inc. revenue had declined substantially as a result of the downturn within the communications industry and intense price competition. Since the date of acquisition, despite continued competitive pricing pressures, we have seen incremental growth of revenue in data and Internet and broadband transport services reflecting net customer additions. Competitive pricing pressures continue to negatively impact voice revenue, which have resulted in renewal of certain contracts at lower rates as well as the termination of wholesale service agreements with higher credit risk customers. To address these issues, we focus our efforts on selling to larger customers with complex communications needs, developing new products that differentiate Broadwing from its competition and reducing our communications service costs to allow us to better compete on the sale of price sensitive products.

The Company has entered into various services agreements with Cincinnati Bell Telecommunications Services, Inc. (“Cincinnati Bell”), a 2% owner of Broadwing Communications, LLC, in which each party performs services on behalf of the other, including carrier services, as part of the original purchase agreement. Effective June 13, 2004, as required under the terms of the agreement, our contract to provide carrier services to Cincinnati Bell was renegotiated resulting in overall decreases in rates to current market levels. This rate reduction resulted in a decrease in revenue for the three months ended June 30, 2004 of approximately $1.5 million. We expect revenue in future periods to be negatively impacted by the rate reduction, as well depending on, among other things, changes in traffic volume levels.

The Company anticipates an increase in revenue in future periods as a result of the acquisition of Focal Communications Corporation (“Focal”), which is expected to close on or about September 1, 2004. Focal generates revenue primarily from local phone service, long distance phone service, Internet service, collocation, private line sales, other data services and inter-carrier compensation. We believe that the combined companies will be able to offer a broader range of products than currently offered by either company on a standalone basis. Broadwing will enable Focal to offer bundled data and voice services to its existing customers who subscribe primarily to voice services today.

Significant portions of Broadwing Communication Services, Inc.’s historical revenue was generated through indefeasible right-of-use agreements (“IRU”), whereby the customer leases network capacity or dark fiber. The buyer of IRU services typically pays cash upon the execution of the contract, and the associated revenue is deferred and recognized over the life of the agreement. At the date of acquisition, the Company recorded the deferred revenue associated with acquired IRU contracts at fair value, which was substantially less than historical book value. As a result, revenue from IRU’s is significantly less than those previously reported by Broadwing Communications Services, Inc. IRU revenue totaled $4.3 million and $0.7 million for the three months ended June 30, 2004 and 2003, respectively.

Communications Equipment Revenue. Communications equipment revenue increased to $0.7 million for the three months ended June 30, 2004 from $0.3 million for the three months ended June 30, 2003. The majority of communications equipment revenue for the current quarter relates to transmission cards. For the three months ended June 30, 2004, equipment revenue is associated with two customers: $0.6 million related to Qwest Communications and $0.1 million associated with the U.S. Federal Government. Due to limited customers and unpredictability of new orders or customers, our future communications equipment revenue cannot be predict.

Cost of Revenue. Cost of revenue increased to $97.4 million for the three months ended June 30, 2004 from $21.5 million for the three months ended June 30, 2003, primarily due to the inclusion of approximately $97.1 million in costs associated with our communications services division.

Communications Services Cost of Revenue. Communications services cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Communications services cost of revenue increased to $97.1 million for the three months ended June 30, 2004 from $18.0 million for the three months ended June 30, 2003, primarily due to the inclusion of a full quarter’s results in the current year quarter. As a percentage of revenue, telecommunication cost of service remained flat at 69 percent for the three months ended June 30, 2004 as compared to the three months ended March 31, 2004, and decreased from 74 percent for the three-month period ended December 31, 2003. The improvement in our costs, as compared to prior year quarters, reflects the impact of access service agreements entered into in late 2003 and early 2004 with more favorable pricing terms, as well as approximately $4.4 million and $0.9 million related to favorable dispute settlements for the three months ended June 30, 2004 and March 31, 2004, respectively. These benefits have been offset in part by an increase in costs due to temporary charges of approximately $3.8 million and $1.7 million included in the quarter ended June 30, 2004 and March 31, 2004, respectively, associated with network migration capital projects that are expected to improve network efficiencies by reducing the access charges we incur in future periods. We expect to incur additional costs in the third quarter related to these initiatives.

Communications Equipment Cost of Revenue. Communications equipment cost of revenue decreased to $0.2 million for the three months ended June 30, 2004 from $3.4 million for the three months ended June 30, 2003. Communications equipment cost of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and manufacturing overhead including depreciation. Communications equipment cost of revenue for the three-months ended June 30, 2003 included approximately $3.3 million associated with inventory impairment charges for adjustments made to 2003 estimates. Excluding these charges, as a percentage of communications equipment revenue, cost of communications equipment remained flat at 33 percent during the current quarter as compared to the prior year quarter. We expect future communications equipment cost of revenue to fluctuate significantly due to the unpredictable mix and timing in equipment sales.

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

Research and development expense, excluding equity-based expense, decreased to $3.9 million for the three months ended June 30, 2004 from $12.1 million for the three months ended June 30, 2003. The decrease in expense was primarily attributable to the effect of the communications equipment division cost saving initiatives including staff reductions, facilities and equipment consolidation and the curtailment of certain discretionary spending. We expect research and development expense to continue at current quarter levels.

Sales, General & Administrative Expense, Excluding Equity-Based Expense. Sales, general and administrative expense, excluding equity-based expense, consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales, network operations, network engineering and administrative support functions.

Sales, general and administrative expense, excluding equity-based expense, increased to $61.2 million for the three months ended June 30, 2004 from $20.6 million for the three months ended June 30, 2003. The increase in expense was primarily attributable to the inclusion of $54.0 million of sales, general and administrative expense associated with our communication services division, partially offset by restructuring savings of $4.5 million associated with our communications equipment division.

In an effort to reduce network costs on a post acquisition basis, the Company reached an agreement with Focal in which Focal agreed to refrain from entering into a long-term purchase agreement with SBC Telecommunications, Inc. and its affiliated companies (“SBC”) prior to the close of the acquisition. As part of the agreement, Corvis assumed all of Focal’s obligations to SBC relating to those services, including unresolved disputed charges of approximately $8.0 million. The Company also agreed to resell these services to Focal until the effective date of the acquisition at rates equal to Focal’s proposed contract with SBC. Corvis agreed to this arrangement with the expectation that these services would be included under the Company’s Managed Value Plan Agreement with SBC (the “MVP Plan”) and under its Price Flex Plan contract with SBC (the “Price Flex Plan”) (collectively, the “Plans”). The MVP Plan is a discount plan that provides Corvis with billing discounts in exchange for a specified level of recurring revenues for SBC for certain qualified telecommunications services. Similarly, the Price Flex Plan provides a discount off of SBC’s monthly recurring rates for specified telecommunications services provided by SBC on the condition that Corvis produce an agreed upon revenue amount for SBC from its use of those services.

In May 2004, SBC notified the Company that it did not believe that the Focal services could contractually be included in the Company’s existing Plans. Additionally, SBC notified the Company that SBC believed that Corvis had violated the terms of the Plans resulting in a termination of the agreements effective June 6, 2004.

The Company is currently negotiating with SBC to amend the terms of the Plans and believes that a mutually beneficial settlement will be reached. However, there can be no assurance that such a settlement can be reached or that settlements will not include the payments for the assumed disputed charges of $8.0 million.

During the three months ended June 30, 2004, the Company incurred approximately $3.5 million in sales, general and administrative expense associated with payments to Focal for the rate differential between the cost of services currently charged to Focal by SBC and the cost of services under Focal’s proposed agreement with SBC.

We incurred minimal expenses during the current quarter due to the business process integration of Focal, however, we anticipate these costs to increase with the expected close of the Focal acquisition on or about September 1, 2004.

Depreciation expense. Depreciation expense decreased to $6.0 million for the three months ended June 30, 2004 from $6.5 million for the three months ended June 30, 2003. The decrease in depreciation is primarily due to certain fixed assets reaching the end of their depreciable lives, net of the impact of higher depreciation expense due to a full quarter of depreciation for the Broadwing assets acquired on June 13, 2003.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $1.0 million for the three months ended June 30, 2004 from $2.0 million for the three months ended June 30, 2003. Amortization expense for the three months ended June 30, 2004 primarily relates to intangible assets associated with in-place contracts and customer relationships acquired as part of the Broadwing acquisition, which are being amortized over a period of three to nine years. Amortization expense for the three-month period ended June 30, 2003 primarily relates to intangible assets associated with intellectual property acquired as part of the Dorsal acquisition, all of which were written down through asset impairment charges during the second half of 2003.

Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value.

Equity-based expense related to research and development, sales and marketing and general and administrative functions for the three months ended June 30, 2004 decreased to $2.7 million from $5.4 million for the three months ended June 30, 2003. The decrease in equity-based compensation resulted from a decrease in employee headcount associated with the realignment of our communications equipment division. We expect equity-based expense to continue to decrease in future quarters as option grants reach the end of their vesting period.

Restructuring and other charges. Starting in 2001 and continuing through 2004, Corvis has developed and implemented restructuring initiatives designed to reduce operating expenses and to address reductions in communications equipment sales. In addition, the Company is continually evaluating the recoverability of its inventory and long-lived assets in light of these initiatives and the projected economic and operating environment. As a result, the Company has recorded the following charges (in thousands):

	Three Months Ended
	June 30, 2003	June 30, 2004
Communications equipment cost of revenue charges—inventory-write downs and other	$3,337	$—
Restructuring, impairment and other charges:
Work force reductions	7,285	—
Facilities consolidation and other charges	512	—
Change in reserve estimate	—	194

Total restructuring, impairment and other charges	7,797	194

Total restructuring and related charges	$11,134	$194

Communications equipment cost of revenue charges—Inventory-write-downs and other. We write-down our inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. Charges recorded in the three months ended June 30, 2003 are the result of inventory impairment charges for adjustments made to 2003 estimates. No such charges were recorded during the current quarter.

Work force reductions. During the three months ended June 30, 2003, we implemented certain company-wide work force reduction programs that resulted in the reduction of approximately 190 positions and charges of approximately $7.3 million. No such charges were recorded during the current quarter.

Facilities Consolidation. The Company reduced its operating costs through the early terminations of real estate and equipment lease agreements, resulting in charges of approximately $0.5 million for the three-months ended June 30, 2003. No such charges were incurred during the current quarter.

Change in reserve estimate. The Company periodically reviews the adequacy of its reserve related to restructuring initiatives and adjusts its reserve balance accordingly. For the three months ended June 30, 2004, the Company charged to expense approximately $0.2 million related to a change in estimate.

Our restructuring activities are ongoing and additional charges will be recorded in future quarters associated with staff reductions and facilities consolidation as a result of consolidating Focal’s and Corvis’ operations.

Interest Expense. Interest expense increased to $10.7 million for the three months ended June 30, 2004 as compared to $0.1 million for the three months ended June 30, 2003. For the three months ended June 30, 2004, interest associated with the delayed registration expense was primarily attributable to approximately $10.1 million in interest on the convertible notes issued in February 2004, of which $6.2 million relates to amortization of original issue discount, and interest of $0.5 million associated with our delayed registration of shares issued in August 2003. Interest associated with the delayed registration ceased on the effective date of our registration statement. For the three months ended June 30, 2004, approximately $0.4 million of interest expense was capitalized into construction in process related to interest incurred during construction of the Broadwing network expansion. Interest expense for the three months ended June 30, 2003 primarily relates to capital leases.

Other income and expense, net. Other income and expense, net increased to $2.8 million for the three months ended June 30, 2004 from $3.1 million for the three months ended June 30, 2003. For the three months ended June 30, 2004, other income and expense, net was primarily attributable to interest income on investments of $1.3 million and gains on disposals and other income totaling $1.5 million. Other income and expense, net for the three months ended June 30, 2003 primarily relates to interest income on investments of $1.5 million and approximately $1.4 million related to an insurance reimbursement for fire casualties.

Selected financial data (in thousands):

Six months ended June 30, 2003 compared to six months ended June 30, 2004

	Six Months Ended
	June 30, 2003	June 30, 2004
	Total	Communications Equipment*	Communication Services	Total
Revenue:
Communications services	$26,697	$—	$283,084	$283,084
Communications equipment	1,837	5,834	—	5,834

Total revenue	28,534	5,834	283,084	288,918

Operating expenses:
Cost of revenue:
Communications services (excluding depreciation and amortization)	18,035	—	194,897	194,897
Communications equipment	4,590	1,392	—	1,392

Total cost of revenue	22,625	1,392	194,897	196,289

Research and development, excluding equity-based expense	32,138	9,439	—	9,439
Selling, general and administrative, excluding equity-based expense	32,253	15,868	102,365	118,233
Depreciation	13,080	5,165	9,895	15,060
Amortization	3,760	—	2,080	2,080
Equity-based expense	10,732	7,058	—	7,058
Restructuring and other charges	11,581	389	—	389

Total operating expenses	126,169	39,311	309,237	348,548

Operating loss	(97,635)	(33,477)	(26,153)	(59,630)

Interest expense, net of capitalized amounts	(152)	(17,878)	(203)	(18,081)
Other income and expense, net	4,944	5,596	121	5,717

Net loss before minority interest	(92,843)	(45,759)	(26,235)	(71,994)
Minority interest	19	—	—	—

Net loss	$(92,824)	$(45,759)	$(26,235)	$(71,994)

*	The communications equipment division includes certain costs associated with centralized business operations and support of our communications services division.

Revenue. Revenue increased to $288.9 million for the six months ended June 30, 2004 from $28.5 million for the six months ended June 30, 2003, primarily due to the inclusion of approximately $283.1 million in revenue associated with our communications services division, which reflects a full six months results for the period ended June 30, 2004.

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

Communications Services revenue increased to $283.1 million for the six months ended June 30, 2004 from $26.7 for the six months ended June 30, 2003 reflecting the June 13, 2003 Broadwing acquisition. Prior to the acquisition, Broadwing Communications Services, Inc. revenue had declined substantially as a result of the downturn within the communications industry and intense price competition. Since the date of acquisition, despite continued competitive pricing pressures, we have seen incremental growth of revenue in data and Internet and broadband transport services reflecting net customer additions. Competitive pricing pressures continue to negatively impact voice revenue, which have resulted in renewal of certain contracts at lower rates as well as the termination of wholesale service agreements with higher credit risk customers. To address these issues, we focus our efforts on selling to larger customers with complex communications needs, developing new products that differentiate Broadwing from its competition and reducing our communications service costs to allow us to better compete on the sale of price sensitive products.

The Company has entered into various services agreements with Cincinnati Bell, a 2% owner of Broadwing Communications, LLC, in which each party performs services on behalf of the other, including carrier services, as part of the original purchase agreement. Effective June 13, 2004, as required under the terms of the agreement, our contract to provide carrier services to Cincinnati Bell was renegotiated resulting in overall decreases in rates to current market levels. This rate reduction resulted in a decrease in revenue for the six months ended June 30, 2004 of approximately $1.5 million. We expect revenue in future periods to be negatively impacted by the rate reduction, as well depending on, among other things, changes in traffic volume levels.

The Company anticipates an increase in revenue in future periods as a result of the acquisition of Focal, which is expected to close on or about September 1, 2004. Focal generates revenue primarily from local phone service, long distance phone service, Internet service, collocation, private line sales, other data services and inter-carrier compensation. We believe that the combined companies will be able to offer a broader range of products than currently offered by either company on a standalone basis. Broadwing will enable Focal to offer bundled data and voice services to its existing customers who subscribe primarily to voice services today.

Significant portions of Broadwing Communication Services, Inc.’s historical revenues were generated through indefeasible right-of-use agreements (“IRU”), whereby the customer leases network capacity or dark fiber. The buyer of IRU services typically pays cash upon the execution of the contract, and the associated revenue is deferred and then recognized over the life of the agreement. At the date of acquisition, the Company recorded the deferred revenue associated with acquired IRU contracts at fair value, which was substantially less than historical book value. As a result, revenue from IRU’s is significantly less than those previously reported by Broadwing Communications Services, Inc. IRU revenue totaled $8.8 million and $0.7 million for the six months ended June 30, 2004 and 2003, respectively.

Communications Equipment Revenue. Communications equipment revenue increased to $5.8 million for the six months ended June 30, 2004 from $1.8 million for the six months ended June 30, 2003. The increase in equipment revenue reflects both an increase in the volume and a change in the product mix of communications equipment sales. The majority of communications equipment revenue during the current period relates to our OCS product. For the six months ended June 30, 2004, communications equipment revenue is associated with two customers: $1.7 million related to Qwest Communications and $4.1 million related to the U.S. Federal Government. For the six months ended June 30, 2003, total communications equipment revenue included $1.0 million in revenue associated with the sale of our OCS product and $0.8 million from the sale of other products and services. Due to limited customers and unpredictability of new orders or customers, our future communications equipment revenue cannot be predicted.

Cost of Revenue. Cost of revenue increased to $196.3 million for the six months ended June 30, 2004 from $22.6 million for the six months ended June 30, 2003, principally due to the inclusion of approximately $194.9 million in costs associated with our communications services division.

Communications Services Cost of Revenue. Communications services cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Communications services cost of revenue increased to $194.9 million for the six months ended June 30, 2004 from $18.0 million for the comparable period, primarily due to the inclusion of a full six month’s results in the current year. As a percentage of revenue, telecommunication cost of service remained fairly flat at 69 percent for the six months ended June 30, 2004 as compared to 68 percent for the comparable period in the prior year. We expect costs, as a percentage of revenue, to improve in future periods due to lower access charges and network efficiencies realized from our network improvement initiatives.

Communications Equipment Cost of Revenue. Communications equipment cost of revenue decreased to $1.4 million for the six months ended June 30, 2004 from $4.6 million for the six months ended June 30, 2003. Communications equipment cost of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and manufacturing overhead including depreciation. Communications equipment cost of revenue for the six-months ended June 30, 2004 and 2003 included approximately $0.2 million and $3.3 million, respectively, associated with inventory impairment charges for adjustments made to 2003 estimates. Excluding these charges, as a percentage of communications equipment revenue, cost of communications equipment decreased to 20 percent from 70 percent, primarily due to the sale of certain communications equipment previously reserved for as excess inventory in the current year. We expect future communications equipment cost of revenue to fluctuate significantly due to the unpredictable mix and timing in product sales.

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

Research and development expense, excluding equity-based expense, decreased to $9.4 million for the six months ended June 30, 2004 from $32.1 million for the six months ended June 30, 2003. The decrease in expense was primarily attributable to the effect of the communications equipment division cost saving initiatives including staff reductions, facilities and equipment consolidation and the curtailment of certain discretionary spending. We expect research and development expense to continue at current levels.

Sales, General and Administrative Expense, Excluding Equity-Based Expense. Sales, general and administrative expense, excluding equity-based expense, consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales, network operations, network engineering and administrative support functions.

Sales, general and administrative expense, excluding equity-based expense, increased to $118.2 million for the six months ended June 30, 2004 from $32.3 million for the six months ended June 30,

2003. The increase in expense was primarily attributable to the inclusion of $102.4 million of sales, general and administrative expense associated with our communication services division, partially offset by restructuring savings of $7.5 million associated with our communications equipment division and approximately $1.4 million in reductions in estimated property tax liabilities due to better than expected state determinations. Included in sales, general and administrative expense for our communications services division is approximately $3.5 million related to one-time charges paid to Focal during the second quarter of this year as discussed in the sales, general and administrative expense section for the three months ended June 30, 2004.

We incurred minimal expenses during the six months ended June 30, 2004 due to the business process integration of Focal, however, we anticipate these costs to increase with the expected close of the Focal acquisition on or about September 1, 2004.

Depreciation expense. Depreciation expense increased to $15.1 million for the six months ended June 30, 2004 from $13.1 million for the six months ended June 30, 2003. The increase in depreciation is associated with the Broadwing assets acquired on June 13, 2003, partially offset by a decrease due to certain assets reaching the end of their depreciable lives during the current year.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $2.1 million for the six months ended June 30, 2004 from $3.8 million for the six months ended June 30, 2003. Amortization expense for the six months ended June 30, 2004 primarily relates to intangible assets associated with in-place contracts and customer relationships acquired as part of the Broadwing acquisition, which are being amortized over a period of three to nine years. Amortization expense for the six month period ended June 30, 2003 primarily relates to intangible assets associated with intellectual property acquired as part of the Dorsal acquisition, all of which were written down through asset impairment charges during the second half of 2003.

Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value.

Equity-based expense related to research and development, sales and marketing and general and administrative functions for the six months ended June 30, 2004 decreased to $7.1 million from $10.7 million for the six months ended June 30, 2003. The decrease in equity-based compensation resulted from a decrease in employee headcount associated with the realignment of our communications equipment division. We expect equity-based expense to continue to decrease in future periods as option grants reach the end of their vesting period.

Restructuring and other charges. Starting in 2001 and continuing through 2004, Corvis has developed and implemented restructuring initiatives designed to reduce operating expenses and to address reductions in communications equipment sales. In addition, the Company is continually evaluating the recoverability of its inventory and long-lived assets in light of these initiatives and the projected economic and operating environment. As a result, the Company has recorded the following charges (in thousands):

	Six Months Ended
	June 30, 2003	June 30, 2004
Communications equipment cost of revenue charges—inventory-write downs and other	$3,337	$193
Restructuring, impairment and other charges:
Work force reductions	10,334	—
Facilities consolidation and other charges	1,247	194
Change in reserve estimate	—	194

Total restructuring, impairment and other charges	11,581	388

Total restructuring and related charges	$14,918	$581

Communications equipment cost of revenue charges—Inventory-write-downs and other. We write-down our inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. Charges recorded in the six months ended June 30, 2004 and 2003 are the result of inventory impairment charges for adjustments made to 2003 estimates.

Work force reductions. During the six month period ended June 30, 2003, we implemented certain company-wide work force reduction programs that resulted in the reduction of approximately 527 positions and charges of approximately $10.3 million. No such charges were recorded during 2004.

Facilities Consolidation. The Company reduced its operating costs through the early termination of real estate and equipment lease agreements, resulting in charges of approximately $0.2 million and $1.2 million in the six-month period ended June 30, 2004 and June 30, 2003, respectively.

Change in reserve estimate. The Company periodically reviews the adequacy of its reserve related to restructuring initiatives and adjusts its reserve balance accordingly. For the six months ended June 30, 2004, the Company charged to expense approximately $0.2 million related to a change in estimate.

Our restructuring activities are ongoing and additional charges will be recorded in future periods associated with staff reductions and facilities consolidation as a result of consolidating Focal’s and Corvis’ operations.

Interest Expense. Interest expense increased to $18.1 million for the six months ended June 30, 2004 as compared to $0.2 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, interest expense was primarily attributable to approximately $14.7 million in interest on the convertible notes issued in February 2004, of which $8.9 million relates to amortization of original issue discount, and interest of $3.2 million associated with our delayed registration of shares issued in August 2003. Interest associated with the delayed registration ceased on the effective date of our registration statement. For the six months ended June 30, 2004, approximately $0.4 million of interest expense was capitalized into construction in process related to interest incurred during construction of the Broadwing network expansion. Interest expense for the six months ended June 30, 2003 primarily relates to capital leases.

Other income and expense, net. Other income and expense, net increased to $5.7 million for the six months ended June 30, 2004 from $4.9 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, other income and expense, net was primarily attributable to interest income on investments of $2.3 million and gains on disposals and other income totaling $3.4 million. Other income and expense, net for the six months ended June 30, 2003 primarily relates to interest income on investments of $3.3 million and approximately $1.4 million related to an insurance reimbursement for fire casualties during the prior year quarter.

Liquidity and Capital Resources

Since inception through June 30, 2004, we have financed our operations, capital expenditures and working capital primarily through public and private sales of our debt and capital stock and borrowings under credit and lease facilities. At June 30, 2004, our cash and cash equivalents and investments totaled $451.9 million.

Cash and cash equivalents decreased $171.8 million in the six months ended June 30, 2003 and increased $136.5 million in the six months ended June 30, 2004. Cash flows are impacted by operating, investing and financing activities.

Operating Activity

Net cash used in operating activities was $80.6 million and $31.5 million for the six months ended June 30, 2003 and June 30, 2004, respectively. Cash used in operating activities for the six months ended June 30, 2003 was primarily attributable to a net loss of $92.8 million and decreases in accounts payable, accrued expenses and other of $33.9 million, offset in part by non-cash items including depreciation and amortization, equity-based expense and restructuring and other charges totaling $32.5 million. Cash used in operating activities for the six months ended June 30, 2004 was primarily attributable to a net loss of $72.0 million, offset in part by non-cash items including depreciation and amortization, equity-based expense and deferred financing and original issue discount amortization totaling $34.5 million. The decrease in cash used in operations is attributable to decreased operating cash out flows due to the impact of our restructuring efforts associated with our communications equipment division, offset in part by cash used by our communications services division.

Investing Activity

Net cash used in investing activities for the six months ended June 30, 2003 and 2004 was $84.2 million and $52.3 million, respectively. Net cash used in investing activities for the six months ended June 30, 2003 primarily relates to the Broadwing acquisition on June 13, 2003, offset by the net sale of investments of $9.1 million. Net cash used in investing activities for the six-month period ended June 30, 2004 is attributable to capital expenditures associated with the Broadwing network expansion of $34.7 million, as well as net purchases of short and long-term investment securities of $18.8 million.

On June 13, 2003, we acquired most of the assets and certain of the liabilities of Broadwing Communication Services, Inc. for approximately $81.0 million. The purchase price is subject to an additional post-closing adjustment if Broadwing fails to meet post-closing earnings targets. Under the terms of the agreement, if annual cash EBITDA (as defined in the original purchase agreement) minus capital expenditures for the period from July 1, 2003 to July 1, 2004 is negative $48.0 million or less, the seller will pay to us an amount equal to 35% of the difference between negative $48.0 million and the amount of actual cash EBITDA minus capital expenditures, provided that the obligation for such reimbursement will not exceed $10.0 million. As required by the agreement, we have provided the seller with our calculation of the purchase price adjustment, which we have calculated to be $10.0 million. Under the terms of the agreement, the seller has 30 days from the date of our submission to review our calculation. We are also required to provide access to our accounting records during this time.

In February 2004, we signed an agreement to acquire Focal, a Chicago-based competitive local exchange carrier that provides voice and data solutions to enterprises, carriers and resellers for a total consideration of $210.0 million, which will be comprised of approximately $101.0 million in Corvis common stock to be issued to Focal’s equity holders and the assumption or payment of approximately $109.0 million of Focal’s existing debt and other long-term capital lease obligations, of which approximately $86.6 million will be due upon demand at closing. Focal operates in 23 Tier 1 markets from Boston to Miami and New York to Los Angeles and owns metro fiber footprint in nine Tier 1 national markets and maintains a 4,000 enterprise and wholesale/carrier customer base. We expect the Focal acquisition to close on or about September 1, 2004.

We anticipate significant integration costs associated with Focal, which may delay our profitability and adversely impact operating results and cash flows over the remainder of the year or longer. Focal’s network may require upgrades or expansion for connectivity to our network, which would result in incremental capital expenditures during the remainder of 2004 and into the first quarter of next year.

Focal is subject to regulatory oversight of varying degrees at the state and federal levels. Regulatory initiatives that would put Focal at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flows.

As part of our efforts to lower overall cost of service associated with Broadwing, we have implemented a series of capital projects associated with the Broadwing network infrastructure. For the six months ended June 30, 2004, we have capitalized approximately $34.7 million into property and equipment related to network expansion. Additionally, as part of our efforts to improve and expand the Broadwing network, we installed Corvis inventory with a book value of $1.0 million that had previously been written-down as well as network elements previously capitalized as research and development fixed assets within our communications equipment division during 2004. We are currently evaluating our future capital expenditure needs for the remainder of the year, primarily based on plans to integrate Focal and Broadwing operations.

Financing Activity

Net cash used in financing activities for the six months ended June 30, 2003 was $7.3 million, primarily attributable to treasury stock purchases of $5.1 million and the repayment of notes payable and capital lease obligations totaling $3.4 million, offset in part by proceeds from the issuance of common stock of $2.1 million.

In association with our August 2003 private placement, we granted the investors additional investment rights to purchase up to an additional 12,455,657 shares, net of exercises, of our common stock at $1.30 per share. These additional investment rights became exercisable on November 26, 2003, and expired on July 16, 2004.

We were contractually committed to register shares that investors bought in connection with our August 2003 private placement. However, we were unable to do so due to Broadwing’s predecessor auditors’ inability to consent to our referencing certain financial statements they audited relating to the Broadwing business while it was owned by Cincinnati Bell. During the first quarter of 2004, Cincinnati Bell restated earnings, their auditors consented to our referencing certain financial statements they audited, and we were able to register the shares. With the registration of shares effective on April 19, 2004, contractual interest payments of $0.8 million per month ceased. We incurred approximately $3.2 million in interest associated with the delayed registration for the six months ended June 30, 2004.

Net cash provided by financing activities for the six months ended June 30, 2004 was $220.4 million, primarily attributable to the February 2004 private placement of $225.0 million of senior unsecured convertible notes and associated warrants. The notes have a final maturity date of two years from issuance and bear interest at a rate of five percent per annum. Interest is payable quarterly at Corvis’ option in cash or, subject to certain conditions, in registered shares of Corvis common stock at a five percent discount to the Company’s common stock trading price at the time of payment. The notes are convertible at the investors’ option at any time into Corvis common stock at a fixed conversion price of $5.75 per share, subject to anti-dilution adjustments. Principal is payable in quarterly installments beginning August 19, 2004. We intend to use the net proceeds for general corporate purposes in support of our service development and new market initiatives, and for strategic acquisitions for the communications services segment.

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

As of June 30, 2004, long-term restricted cash totaled $9.0 million associated with outstanding irrevocable letters of credit relating to lease obligations for various business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each of the respective agreements.

On October 24, 2002, we announced that our Board of Directors had authorized a share repurchase program under which we can acquire up to $25 million of our common stock in the open market. At June 30, 2004, 12,281,800 shares had been purchased under the plan for a total of $9.5 million. The purchases will be executed at times and prices considered appropriate by us during the year. The share repurchase program may be suspended at any time and from time-to-time without prior notice. The repurchase program will be funded using our existing cash balances and the repurchased shares may be used for corporate purposes in compliance with applicable law.

We believe that our current cash and cash equivalents, short-term investments and cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through the next twelve months. Our future debt obligations will include our $225.0 million convertible debt as well as $109.0 million in debt and capital lease obligations which will be acquired as part of the Focal acquisition. Approximately $86.6 million of the Focal indebtedness will be due upon demand at closing. We will fund our obligations associated with the Focal indebtedness in part with estimated cash acquired in the acquisition of between $10-$15 million and may attempt to renegotiate payment terms with Focal debt holders. Under certain circumstances, our convertible notes allow for the payment of principal and interest in cash or common stock. We have elected to pay our first interest and principal payment due on August 19, 2004 in common stock. On an ongoing basis, we will consider the method of payment of interest and principal associated with the convertible notes based on our capital resources needs and market conditions at the time.

If cash on hand and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. To the extent that we raise additional capital through the sale of equity or debt securities, the issuance of such securities could result in dilution to our existing shareholders. If additional funds are raised through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could impact our business, financial condition and operating results. Increasingly, as a result of the financial demands of major network deployments, carriers are looking to their suppliers for financing assistance. From time to time, we may provide or commit to extend credit or credit support to our customers, as we consider appropriate in the course of our business.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, an enterprise generally consolidated an entity when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest. Upon adoption, FIN 46 applied immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB revised FIN 46 (“FIN 46R”), deferring the application of the provisions of FIN 46 for an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after March 15, 2004, if the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The adoption of FIN 46 has not had a material impact on the Company’s consolidated financial statements.

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

Interest Rate Sensitivity

We maintain a portfolio of cash, cash equivalents and short and long-term investments in a variety of securities including: commercial paper, certificates of deposit, money market funds and government and non-government debt securities. Substantially all amounts are in money market funds as well as high grade, short-term commercial paper and certificates of deposit, the value of which is generally not subject to interest rate changes. We believe that a 10% increase or decline in interest rates would not be material to our investment income or cash flows from consolidated operations. Our long-term debt obligations bear fixed interest rates.

Foreign Rate Sensitivity

We primarily operate in the United States; however, we are currently in the process of closing various European operations. We are exposed to the impact of foreign currency changes, associated with the Euro, for our European subsidiaries’ financial instruments, which are limited to cash and cash equivalents and trade receivables. It is the policy of management to fund foreign operations as needed, thus minimizing average cash and overnight investments in the Euro. At June 30, 2004, our European subsidiaries maintained cash and cash equivalents of less than $0.1 million Euros. We believe that a 10% increase or decline in the Euro exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

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

By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Corvis action. On October 17, 2001, a group of underwriter defendants moved for Judge Scheindlin’s recusal. Judge Scheindlin denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of Judge Scheindlin in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants’ application for a writ of mandamus seeking Judge Scheindlin’s recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the actions, including the Corvis action. On May 23, 2002, a conference was held at which the court set a briefing schedule for the filing of motions to dismiss the amended complaints. On July 1, 2002, the underwriter defendants filed their motion to dismiss the amended complaints. On July 15, 2002, the issuer defendants filed their motion to dismiss the amended complaints. The briefing on the motions to dismiss has been completed, and the judge heard oral arguments on the motions on November 1, 2002. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to Corvis, the Section 10(b) and Rule 10b-5 claims, alleging that Corvis participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference. Judge Scheindlin has set the following schedule with respect to her consideration of the settlement agreement: (i) plaintiffs will move for preliminary approval of the settlement agreement, with a short brief, on or before June 25, 2004; (ii) objections to the settlement agreement may be filed by any party on or before July 14, 2004; and (iii) reply briefs, if any, in support of the settlement agreement shall be filed on or before July 21, 2004. The settlement agreement is subject to the approval of the district court. We intend to vigorously defend ourselves.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) None.

(b) None.

(c) During the second quarter of 2004, holders of additional investment rights (“AIRS”) exercised 956,522 common stock AIRS convertible into 956,522 shares of common stock at an aggregate exercise price of $1.2 million. The AIRS were issued in conjunction with our private placement of common stock on August 28, 2004, which along with the warrants, were registered pursuant to the S-3/A filed on April 19, 2004.

During June 2004, a warrant holder exercised 9,965 Series E warrants convertible into 119,584 shares of common stock through a cashless exercise election at an aggregate exercise price of $0.1 million, resulting in the net issuance of 57,151 shares of common stock. The transaction is exempt from the registration requirements pursuant to Section 4(2) of the Securities Act.

(d) Not applicable.

(e) Not applicable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a) We held our annual meeting of stockholders on May 7, 2004.

(b) David S. Oros and Freeman A. Hrabowski, III were elected as Class I Directors, with terms expiring at the annual meeting of stockholders to be held in 2007. Our Directors whose terms of office continued after the meeting are: David R. Huber, Joseph R. Hardiman and Donald R. Walker.

(c) Approved the prior private placement of $225 million of senior unsecured convertible notes and accompanying warrants to several institutional investors for the purpose of complying with Nasdaq Marketplace Rule 435(i)(1)(D).

Approved the selection of KPMG LLP as our independent auditors for fiscal 2004.

Following is a tabulation of the number of votes cast for, the number of votes cast against, the number of votes withheld and the number of broker non-votes for each item upon which stockholders voted at our annual meeting:

Item	For	Against	Abstain/Withheld
Election of David S. Oros as Class I Director	412,368,003	—	3,458,620
Election of Freeman A. Hrabowski, III as Class I Director	412,278,684	—	3,547,939
Approval of private placement of $225 million of senior unsecured convertible notes and accompanying warrants	172,074,795	11,737,658	232,014,170
Approval of the appointment of KPMG LLP as our auditors for fiscal 2004	413,402,141	2,146,904	277,578

(d) Not applicable.

Item 5. Other Information

(a) None.

(b) Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K filed during the current quarter

(i) On April 7, 2004, we filed a Current Report on Form 8-K/A dated June 13, 2003, relating to the acquisition of most of the assets and certain of the liabilities of Broadwing Communications, Inc., including (A) the financial statements of the Broadband Operations of Broadwing Communications, Inc., together with the Report of Independent Auditors thereon and (B) certain pro forma financial information.

(ii) On April 19, 2004, we filed a Current Report on Form 8-K/A dated June 13, 2003, relating to the acquisition of most of the assets and certain of the liabilities of Broadwing Communications, Inc., including certain pro forma financial information.

(iii) On April 20, 2004, we filed a Current Report on Form 8-K/A dated June 13, 2003, relating to the acquisition of most of the assets and certain of the liabilities of Broadwing Communications, Inc., including (A) the financial statements of the Broadband Operations of Broadwing Communications, Inc., together with the Report of Independent Auditors thereon and (B) certain pro forma financial information.

(iv) We furnished a Current Report on Form 8-K dated April 30, 2004, which reported under Item 12, our results of operations for the quarter ended March 31, 2004. This Current Report on Form 8-K shall not be deemed to be incorporated by reference into this quarterly report on form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORVIS CORPORATION

Date: August 9, 2004	/s/ Lynn D. Anderson
Lynn D. Anderson Senior Vice President, Chief Financial Officer and Treasurer

Date: August 9, 2004	/s/ Lynn D. Anderson
Timothy C. Dec Vice President, Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002