Form 10-Q
period 2004-09-30
BROADWING CORP
filed 2004-11-09
CIK 1060490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-30989

Broadwing Corporation

(Exact name of registrant as specified in its charter)

Delaware	52-2041343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7015 Albert Einstein Drive, Columbia, Maryland	21046-9400
(Address of principal executive offices)	(Zip Code)

(443) 259-4000

(Registrant’s telephone number, including area code)

(Corvis Corporation, former address and former fiscal year, if changed since last report)

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

Number of shares of Common Stock, $0.01 par value, outstanding at October 31, 2004: 60,705,821

BROADWING CORPORATION

Index to Form 10Q

Quarter Ended September 30, 2004

		Page No.
Part I—Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet as of December 31, 2003 and Unaudited Condensed Consolidated Balance Sheet as of September 30, 2004	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2003 and September 30, 2004	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and September 30, 2004	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

Part II—Other Information

Item 1.	Legal Proceedings	44

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	46

Item 3.	Defaults upon Senior Securities	47

Item 4.	Submission of Matters to a Vote of Security Holders	47

Item 5.	Other Information	47

Item 6.	Exhibits and Reports on Form 8-K	47

	Signatures	48

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BROADWING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2003	September 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$256,490	$207,845
Short-term investments	27,135	61,776
Trade accounts receivable, net	57,385	88,575
Inventories, net	772	1,706
Other current assets	17,817	35,448

Total current assets	359,599	395,350

Restricted cash, non-current	7,033	14,013
Long-term investments	13,197	52,054
Property and equipment, net	116,588	286,072
Intangible assets, net	24,883	31,545
Goodwill	—	30,601
Other non-current assets, net	7,315	9,703

Total assets	$528,615	$819,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, net of discounts, and capital lease obligations, current portion	$610	$113,743
Accounts payable	21,791	19,050
Accrued communication service costs	30,560	48,200
Accrued expenses and other liabilities	31,462	51,664
Deferred revenue, current portion	13,087	12,920
Accrued restructuring and other charges	8,488	5,158

Total current liabilities	105,998	250,735

Notes payable, net of discounts, and capital lease obligations, net of current portion	2,500	82,842
Deferred revenue, net of current portion	17,684	15,123
Other long-term liabilities	4,764	7,398

Total liabilities	130,946	356,098

Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value; 190,000,000 shares authorized; 49,327,623 shares issued and 48,099,443 shares outstanding as of December 31, 2003; 61,929,542 shares issued and 60,701,362 shares outstanding as of September 30, 2004	4,927	6,188
Additional paid-in capital	2,923,403	3,096,820
Treasury Stock (1,228,180 shares at December 31, 2003 and September 30, 2004, at cost)	(9,512)	(9,512)
Accumulated other comprehensive income (loss):
Unrealized investment gains (losses)	9	(302)
Accumulated deficit	(2,521,158)	(2,629,954)

Total stockholders’ equity	397,669	463,240

Total liabilities and stockholders’ equity	$528,615	$819,338

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Revenue:
Communication services	$143,124	$163,065	$169,821	$446,149
Communications equipment	114	381	1,952	6,214

Total revenue	143,238	163,446	171,773	452,363

Operating expenses:
Cost of revenue:
Communication services (excluding depreciation and amortization)	109,618	111,301	127,653	306,198
Communications equipment	29,668	192	34,258	1,584

Total cost of revenue	139,286	111,493	161,911	307,782

Research and development, excluding equity-based expense	7,692	3,115	39,830	12,554
Sales, general and administrative expense, excluding equity-based expense	60,520	64,330	92,773	182,564
Depreciation	11,460	10,009	24,540	25,069
Amortization	2,112	1,158	5,873	3,238
Equity-based expense:
Research and development	3,294	474	10,206	3,393
Sales, general and administrative	1,888	142	5,708	4,281
Restructuring and other charges	30,457	2,638	42,038	3,027

Total operating expenses	256,709	193,359	382,879	541,908

Operating loss	(113,471)	(29,913)	(211,106)	(89,545)

Interest expense, net of capitalized amounts	(58)	(8,645)	(292)	(26,726)
Other income (expense), net	990	1,756	6,016	7,475

Net loss before minority interest	(112,539)	(36,802)	(205,382)	(108,796)
Minority interest	276	—	295	—

Net loss	$(112,263)	$(36,802)	$(205,087)	$(108,796)

Other comprehensive loss:
Foreign currency translation adjustment	—	—	634	—
Unrealized investment gains (losses)	(42)	(27)	38	(311)

Comprehensive loss	$(112,305)	$(36,829)	$(204,415)	$(109,107)

Basic and diluted net loss per common share	$(2.55)	$(0.69)	$(4.94)	$(2.17)

Weighted average number of common shares outstanding	43,985	53,302	41,508	50,116

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30, 2003	September 30, 2004
Cash flows from operating activities:
Net loss	$(205,087)	$(108,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,413	28,307
Equity-based expense	15,914	7,674
Provision for bad debt	2,930	4,397
Deferred financing and original issue discount amortization	—	17,748
Non-cash restructuring and other charges	45,690	(949)
Exchange rate loss	7,642	—
Minority interest	(295)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	(280)	(4,337)
Increase in inventories, net	(11,174)	(2,895)
Decrease in other assets	4,405	860
Decrease in accounts payable, accrued expenses and other	(37,058)	(24,239)

Net cash used in operating activities	(146,900)	(82,230)

Cash flows from investing activities:
Purchase of property and equipment	(4,000)	(46,095)
Proceeds from the sale of property and equipment	—	1,434
Purchases and sale of investments, net	1,432	(73,809)
Increase in deposits and other non-current assets	(2,297)	(4,371)
Broadwing acquisition	(81,097)	—
Focal acquisition cash acquired, net of acquisition costs	—	11,381

Net cash used in investing activities	(85,962)	(111,460)

Cash flows from financing activities:
Proceeds from private placement of common stock	73,477	—
Proceeds from notes payable and associated warrants	—	217,750
Repayments of notes payable and capital lease obligations	(4,642)	(79,236)
Purchase of treasury stock	(5,107)	—
Proceeds from the issuance of common stock	4,118	6,531

Net cash provided by financing activities	67,846	145,045

Effect of exchange rate changes on cash and cash equivalents	(635)	—

Net decrease in cash and cash equivalents	(165,651)	(48,645)

Cash and cash equivalents—beginning of period	457,833	256,490

Cash and cash equivalents—end of period	$292,182	$207,845

Supplemental disclosure of cash flow information:
Interest paid	$160	$3,762

Supplemental disclosure of non-cash activities:
Inventory installed as fixed assets	$13,685	$1,292
Repayment of notes payable with common shares	—	33,113
Equity issued in conjunction with Focal acquisition	—	94,182

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

(a) Nature of Business and Basis of Presentation

Broadwing Corporation and subsidiaries (the “Company”), formerly known as Corvis Corporation, operates two divisions within the communications industry, a communications services division and a communications equipment division. All significant intercompany accounts and transactions have been eliminated.

The communications services division is based in Austin, Texas and is a provider of data and Internet, broadband transport, and voice communications services throughout the United States. This division was formed following a June 13, 2003 transaction in which the Company acquired most of the assets and certain of the liabilities of Broadwing Communication Services, Inc., which had been one of the Company’s largest communications equipment customers. Excluding post-acquisition intercompany sales, Broadwing represented 61%, 43% and 12% of our total annual communications equipment revenue in 2001, 2002 and 2003, respectively.

On September 1, 2004, the Company completed its acquisition of Focal Communications Corporation (“Focal”). Focal is a Chicago-based competitive local exchange carrier that provides voice and data solutions to enterprises, carriers and resellers. The results of Focal have been included in the condensed consolidated financial statements from the date of acquisition.

The communications equipment division designs, manufactures and markets transmission, switching and network management equipment principally to the U.S. Federal Government.

The unaudited condensed consolidated financial statements included herein for Broadwing Corporation and subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year.

These financial statements should be read in conjunction with the Company’s December 31, 2003 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed on March 23, 2004 with the Securities and Exchange Commission.

(b) Communications Services Revenue and Cost of Revenue

Data transport services and other dedicated services are generally billed monthly in advance, with revenue being recognized when earned. Revenues from long-term arrangements are recognized ratably over the contract term. Switched long-distance voice and data services are billed monthly in arrears, while the revenue is recognized as the services are provided. Service activation revenue is deferred and recognized over the appropriate customer life.

Since the Focal acquisition, a portion of the Company’s revenue is now derived from switched and dedicated local phone service and Inter-carrier compensation. Local phone service is comprised of usage and monthly recurring revenue. Usage revenue includes charges to the end customer based on the length and duration of calls made or received. Usage charges to the customer vary based on the type of calling plan that the customer has and the geographic location of the customer. Monthly recurring revenue includes the monthly fees paid by our customers for lines in service and additional features on those lines. Inter-carrier compensation is revenue from other telecommunications carriers that is generated as the result of state and federally mandated rules based on the transmission of traffic between telecommunications carriers and includes switched access and reciprocal compensation revenue. Reciprocal compensation is the compensation exchanged between carriers for terminating local phone calls on one another’s networks.

Indefeasible right-of-use (“IRU”) agreements represent the lease of network capacity or dark fiber and are recorded as deferred revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as the services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized deferred revenue is recognized in the period in which the contract is terminated. At the date of the Broadwing acquisition, the Company recorded the deferred revenue associated with IRUs at its fair value, which was substantially less than its historical book value. As a result, revenue from IRUs is significantly less than that previously reported by Broadwing Communications Services, Inc. IRU revenue for the three and nine months ended September 30, 2004 and 2003 comprised approximately three percent of total communications services revenue.

A portion of the Company’s communications services revenue is related to the sale and installation of telecommunications equipment, including customer premise equipment. Revenue from telecommunications equipment sales is recognized when title and risk of loss pass to the customer and other revenue recognition criteria are met. For the three and nine months ended September 30, 2004 and 2003, revenue from telecommunications equipment sales and installation services comprised less than one percent of total communications services revenue.

Communications services cost of revenue primarily reflects access charges paid to local exchange carriers and other providers as well as transmission lease payments to other carriers. Communications services cost of revenue excludes depreciation and amortization expense. Additionally, as a result of the Focal acquisition, our communications services cost of revenue now includes Inter-carrier compensation paid by carriers to terminate or originate traffic on each other’s networks. Inter-carrier compensation rates are subject to regulatory oversight. There are two primary forms of Inter-carrier compensation: access charges and reciprocal compensation. The Company is subject to access charges, which are related to the origination and termination of long distance calls, and reciprocal compensation, which is related to the termination of local calls. Inter-carrier compensation charges are based on minutes of use and vary based on customer calling patterns.

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

Revenue from communications equipment installation and consulting services is recognized as the services are performed unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. To the extent customer contracts include both product sales and installation services, revenue is recognized based on their respective fair values. Revenue from maintenance agreements is recognized on a straight-line basis over the service period.

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

(d) Stock split and stock dividend

On September 28, 2004, the Company announced a 1-for-20 reverse stock split, resulting in every twenty shares of common stock to be combined into one share of common stock. Immediately following the stock split, the Company enacted a one time, 1-for-1 stock dividend for all shareholders of record as of October 8, 2004, effectively resulting in a 1-for-10 reverse stock split. The stock split and stock dividend affects all of the Company’s stock, stock options and warrants outstanding on the record date. The condensed consolidated financial statements have been retroactively adjusted to reflect the stock split and stock dividend for all periods presented.

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

	Three Months Ended
	September 30, 2003	September 30, 2004
Net loss	$(112,263)	$(36,802)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(12,618)	(4,886)
Add stock-based employee compensation expense included in reported net loss	3,582	637

Pro forma net loss	$(121,299)	$(41,051)

Pro forma basic and diluted net loss per common share	$(2.76)	$(0.77)

	Nine Months Ended
	September 30, 2003	September 30, 2004
Net loss	$(205,087)	$(108,796)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(45,183)	(30,406)
Add stock-based employee compensation expense included in reported net loss	11,653	7,345

Pro forma net loss	$(238,617)	$(131,857)

Pro forma basic and diluted net loss per common share	$(5.75)	$(2.63)

(f) Uses of Estimates

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

(2) Acquisitions

Broadwing

On June 13, 2003, we acquired most of the assets and certain of the liabilities of Broadwing Communication Services, Inc. for approximately $81.0 million. Per the original purchase agreement, the purchase price was subject to an additional post-closing adjustment if we failed to meet post-closing earnings targets. Under the terms of the agreement, if annual cash EBITDA (as defined in the original purchase agreement) minus capital expenditures for the period from July 1, 2003 to July 1, 2004 was negative $48.0 million or less, the seller would pay to us an amount equal to 35% of the difference between negative $48.0 million and the amount of actual cash EBITDA minus capital expenditures, provided that the obligation for such reimbursement would not exceed $10.0 million. During the current quarter, the Company adjusted the value of its fixed assets purchased pursuant to the terms of the original purchase agreement and has recorded a $10.0 million receivable on its condensed consolidated balance sheet as of September 30, 2004. On November 3, 2004, the seller paid the $10.0 million purchase adjustment in full.

Focal

On September 1, 2004, the Company invested approximately $97.7 million, including acquisition costs, and assumed $98.1 million in debt to acquire Focal. As a result of the merger, Focal is now a wholly owned subsidiary of Broadwing Corporation. The Company anticipates that the acquisition will improve its cost structure as well as increase its communications services revenue by increasing the range of products that it currently offers. The results of Focal have been included in the condensed consolidated financial statements from the date of acquisition.

The Merger Agreement, dated March 3, 2004, provided for a purchase price of $210.0 million, which was reduced by $78.6 million in assumed debt outstanding, $19.5 million in assumed capitalized lease obligations, and a reduction of $14.2 million due to the stock price trading below the low end of the range at the time of acquisition as explained below. The purchase price was also increased by an interest factor accruing from the date that Focal satisfied the conditions to closing until the closing occurred.

At closing, the purchase price was determined to be $97.7 million, comprised of approximately $94.2 million of the Company’s common stock issued to Focal’s equity holders, of which $0.2 million relates to interest, and $3.6 million paid in cash. Per the Merger Agreement, the number of shares of common stock to be issued was determined based on the average closing price for the 20-day period ending three days before closing not to exceed a range between $12.70 and $29.50 per share. Because the 20 trading day average was less than $12.70 per share, the per share valuation used at the closing was $12.70, with Focal stockholders receiving a total of 8,641,829 shares of the Company’s common stock, of which 18,209 shares were issued at a settlement rate of $10.20 related to interest.

The purchase price has been allocated to the assets and liabilities acquired on a preliminary basis based on an independent third party valuation and may change as additional information becomes available. The following table summarizes the preliminary purchase price allocation and weighted-average useful lives of long-lived assets (in thousands):

	Fair Value	Useful lives
Current assets	$54,112
Property and equipment	155,865	4
Customer relationships	9,900	7
Goodwill	30,601

Total assets acquired	250,478

Current liabilities	54,600
Long-term liabilities	98,130

Total liabilities assumed	152,730

Purchase Price	$97,748

The Focal purchase price is net of the elimination of certain deferred communications services revenue associated with IRU agreements that were entered into between Focal and Broadwing prior to the acquisition. At the date of acquisition, Focal maintained deferred revenue of $4.2 million associated with IRU sales to Broadwing and Broadwing maintained deferred revenue of $6.4 million associated with IRU sales to Focal. Additionally, the $30.6 million of goodwill was assigned to the communications services segment.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Focal acquisition had been completed as of the beginning of the earliest periods presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles, the elimination of revenue associated with IRU agreements that were entered into between Focal and Broadwing prior to acquisition, and the elimination of interest expense associated with debt that was not assumed in the acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the earliest periods presented or that may be obtained in future periods (in thousands, except per share data):

	Three Months Ended
	September 30, 2003	September 30, 2004
Revenue	$220,124	$200,168
Net income (loss)	141,583	(74,486)
Basic and diluted net loss per common share	1.09	(1.26)

	Nine Months Ended
	September 30, 2003	September 30, 2004
Revenue	$749,699	$633,023
Net loss	(27,174)	(204,760)
Basic and diluted net loss per common share	(0.21)	(3.54)

The three and nine month periods ended September 30, 2003 include nonrecurring gains of $286.1 million associated with Focal’s debt restructuring completed in July 2003.

(3) Inventories, net

Inventories are comprised of the following (in thousands):

	December 31, 2003	September 30, 2004
Raw materials	$157,462	$167,148
Work-in-process	171	635
Finished goods	56,179	30,732

	213,812	198,515

Less: reserve for excess inventory and obsolescence	(213,040)	(196,809)

Inventories, net	$772	$1,706

(4) Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share are computed as follows (in thousands, except per share data):

	Three Months Ended
	September 30, 2003	September 30, 2004
Net loss	$(112,263)	$(36,802)
Basic and diluted weighted average common shares	43,985	53,302

Basic and diluted net loss per common share	$(2.55)	$(0.69)

	Nine Months Ended
	September 30, 2003	September 30, 2004
Net loss	$(205,087)	$(108,796)
Basic and diluted weighted average common shares	41,508	50,116

Basic and diluted net loss per common share	$(4.94)	$(2.17)

Options and warrants outstanding as of September 30, 2003 to purchase 5,340,000 and 730,000 shares of common stock, respectively, and 10,000 unvested shares acquired through the exercise of options were not included in the computations of diluted net loss per common share for the three and nine month periods ended September 30, 2003, as their inclusion would have been anti-dilutive.

Options and warrants outstanding as of September 30, 2004 to purchase 5,527,000 and 4,015,000 shares of common stock, respectively, and 1,000 unvested shares acquired through the exercise of options were not included in the computations of diluted net loss per common share for the three and nine month periods ended September 30, 2004, as their inclusion would have been anti-dilutive.

On June 30, 1999, the Company issued 232,283 Series E warrants with an exercise price of $7.60 per share. The remaining unexercised warrants of 94,141 expired as of June 30, 2004.

(5) Commitments and Contingencies

Legal Proceedings

By letter dated July 10, 2000, Ciena Corporation (“Ciena”) informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In February 2003, jury trials were held on the issues of infringement and invalidity of the remaining four patents. The Company’s all-optical networking products were found by a jury not to infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. The Company’s inverse multiplexing transceiver product, which can be used along with our all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain of the Company’s transmitters and receivers are operated in a WDM system was found by a jury to infringe the system patent, upon which a verdict was not reached in the February 2003 trial. In May 2003, the Company we filed a motion to certify the record for interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending. In February 2004, the Company’s motion requesting a jury trial on a pending infringement issue was denied and the Company filed a Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit requesting that a retrial be ordered. The Federal Circuit denied the Writ, finding that the issues can be addressed later on appeal, if still necessary, after a final judgment has been entered by the District Court. On September 9, 2004, the Court entered a series of orders. The Court denied Ciena Corporation’s motion for an injunction on the patent that pertains to the use of certain types of transmitters and receivers in WDM systems. The Court granted Ciena Corporation’s motion for injunction on the patent against an inverse multiplexing product that is not used in the Company’s network and that we no longer sell. The Court also entered orders and judgments with respect to issues of validity and infringement reached by the juries in the three preceding trials. The parties are in the process of post-trial briefing, which, if necessary, will be followed by the entry of final judgment and appeals. The process of post-trial briefing and appeals may last up to a year or more. A damages trial, if necessary, will not be held until the completion of the appeals and any retrials.

The Company has designed its products in an effort to respect the intellectual property rights of others. The Company intends to continue to defend itself vigorously against these claims and pursue post-trial relief and appellate review of the trial proceedings, as necessary. While the Company believe that it will ultimately prevail in this litigation, there can be no assurance that it will be successful in the defense of the litigation.

The Company may consider settlement due to the costs and uncertainties associated with litigation in general, and patent infringement litigation in particular, and due to the fact that an adverse determination in the litigation could preclude it from producing some of its products until it were able to implement a non-infringing alternative design to any portion of its products to which such a determination applied. Even if the Company considers settlement, there can be no assurance that it will be able to reach a settlement with Ciena.

A final adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by the Company, or could include terms in addition to payments, such as an injunction preventing the sale of infringing products and/or a redesign of some of the Company’s products, which could have a material adverse effect on its business, financial condition or results of operations. While management believes that the Company will ultimately prevail, the Company cannot be certain that any decision or finding of infringement will be overturned, or that infringement of other patents in the suit will not be found in later legal proceedings. The Company expects that Ciena will attempt to use any decision or finding of infringement and/or any injunction to disrupt the Company’s sales efforts and customer relationships.

The Company believes that the continuing defense of the lawsuit may be costly and may divert the time and attention of some members of our management. Further, Ciena and other competitors may use the continuing existence of the Ciena lawsuit to raise questions in customers’ and potential customers’ minds as to the Company’s ability to manufacture and deliver its products. There can be no assurance that questions raised by Ciena and others will not disrupt our existing and prospective customer relationships.

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to the Company’s initial public offering on behalf of all persons who purchased the Company’s stock between July 28, 2000 and the filing of the complaints. Each of the complaints named as defendants: the Company, its directors and officers who signed the registration statement in connection with its initial public offering, and certain of the underwriters that participated in its initial public offering. The Company’s directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to the Company’s initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company’s common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of the Company’s common stock (or to be awarded rescissory damages if the class member has sold the Company’s stock) and prejudgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including the Company’s action. On October 17, 2001, a group of underwriter defendants moved for Judge Scheindlin’s recusal. Judge Scheindlin denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of Judge Scheindlin in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants’ application for a writ of mandamus seeking Judge Scheindlin’s recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the actions, including the Company’s action. On May 23, 2002, a conference was held at which the court set a briefing schedule for the filing of motions to dismiss the amended complaints. On July 1, 2002, the underwriter defendants filed their motion to dismiss the amended complaints. On July 15, 2002, the issuer defendants filed their motion to dismiss the amended complaints. The briefing on the motions to dismiss has been completed, and the judge heard oral arguments on the motions on November 1, 2002. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to the Company, the Section 10(b) and Rule 10b-5 claims, alleging that the Company participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference. Subsequently, the plaintiffs and issuer defendants made a motion for preliminary approval of the settlement agreement. On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement. Reply briefs have been submitted and the parties are awaiting the court’s decision on the motion. The settlement agreement is subject to the approval of the district court. The Company intends to defend itself vigorously.

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. The Company believes the first of these investigations does not involve any allegation of wrongful conduct on the part of the Company. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including the Company. This investigation, insofar as it relates to the Company, appears to focus generally on whether the Company’s transactions and relationships with Qwest and its employees were appropriately disclosed in the Company’s public filings and other public statements.

The United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including the Company. In connection with that investigation, the U.S. Attorney has sought documents and information from the Company and has sought interviews from persons associated or formerly associated with the Company, including certain of the Company’s officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither the Company nor any of its current or former officers or employees is a target or a subject of the investigation.

The Company is cooperating fully with these investigations. The Company is not able, at this time, to say when the SEC and/or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to the Company will be. These investigations could result in substantial legal costs and a diversion of management’s attention that may have a material adverse effect on the Company’s business, financial condition and results of operations.

On October 5, 2004, the Company filed an action in the US District Court for the District of Maryland against its property insurance carrier, Great Northern Insurance Company, for breach of contract under a building and personal property insurance policy sold to the Company by Great Northern. The claim is for a loss sustained by the Company due to a fire in a warehouse that occurred in March 2003. The amount of loss alleged by the Company exceeds $46.0 million, of which Great Northern has paid $4.5 million. The Company has requested a jury trial for this dispute. Great Northern’s answer to the Complaint is due in early January 2005.

The Company and its subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

(6) Concentrations

Substantially all of the Company’s cash and cash equivalents are held at four major U.S. financial institutions. Deposits held with banks exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, in the opinion of management, bear minimal risk.

The Company’s communications services division may be subject to credit risk due to concentrations of receivables from companies that are communications providers, Internet service providers and cable television companies. The Company performs ongoing credit evaluations of customers’ financial condition and typically does not require significant collateral. Most of the Company’s arrangements with large customers do not provide guarantees that customer usage will be maintained at current levels. To the extent these large customers cease to employ the Company’s network to deliver their services, or cannot pay outstanding accounts receivable balances, the Company’s revenue and financial condition could be materially adversely affected. Revenue from the Company’s ten largest customers accounted for approximately 17% and 19% of total communications services revenue for the three and nine months ended September 30, 2004, respectively, as compared to 19% for the comparable periods in the prior year. Revenue from communications carriers accounted for 36% and 37% of total communications services revenue for the three and nine months ended September 30, 2004, respectively, as compared to 39% and 40% for the three and nine months ended September 30, 2003, respectively.

(7) Restructuring and Other Charges

Starting in 2001 and continuing through 2004, the Company developed and implemented restructuring initiatives designed to reduce operating expenses and to address reductions in communications equipment sales. The Company is also continually evaluating the recoverability of its inventory and long-lived assets in light of these initiatives and the projected economic and operating environment. In addition, during the current quarter, the Company implemented certain staff reduction and reorganization efforts within its communication services division primarily related to the integration of Focal operations. Our restructuring activities are ongoing and additional charges will be recorded in future periods associated with staff reductions and facilities consolidation. The Company recorded the following charges for the periods then ended (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Communications equipment cost of revenue charges—inventory-write downs and other	$29,651	$—	$32,989	$193
Restructuring, impairment and other charges:
Work force reductions	6,515	1,375	16,849	1,375
Asset impairments, facilities consolidation and other charges	23,942	993	25,189	1,188
Change in reserve estimate	—	270	—	464

Total restructuring, impairment and other charges	30,457	2,638	42,038	3,027
Impairment of investments	385	—	385	—

Total restructuring and related charges	$60,493	$2,638	$75,412	$3,220

The following table displays the activity and balances of the restructuring reserve account for the three and nine months ended September 30, 2004 (in thousands):

	Cost of Revenue	Restructuring and Other Charges	Total
	Inventory Write-downs	Workforce and Facilities Consolidation
Balance as of December 31, 2003	$2,534	$5,954	$8,488
Restructuring and other charges	193	194	387
Cash payments	(2,160)	(1,467)	(3,627)
Accretion of interest	—	13	13
Non-cash charges	(237)	(301)	(538)
Foreign currency exchange impact	—	(36)	(36)

Balance at March 31, 2004	$330	$4,357	$4,687

Restructuring and other charges	—	194	194
Cash payments	(95)	(418)	(513)
Accretion of interest	—	12	12
Non-cash charges	—	(90)	(90)
Foreign currency exchange impact	—	(2)	(2)

Balance at June 30, 2004	$235	$4,053	$4,288

Restructuring and other charges	—	2,638	2,638
Cash payments	—	(1,594)	(1,594)
Accretion of interest	—	11	11
Non-cash charges	—	(199)	(199)
Foreign currency exchange impact	—	14	14

Balance at September 30, 2004	$235	$4,923	$5,158

(8) Warranty and Indemnification

The Company provides product warranties to its customers associated with its communications equipment sales. The Company records estimated warranty costs in the period in which the related communications equipment is accepted. The warranty liability recorded at each balance sheet date is based on historical experience of component failures and management’s industry experience and is included in other current liabilities on the consolidated balance sheets. The changes in the carrying amount of warranty liabilities for the nine months ended September 30, 2004, were as follows (in thousands):

	December 31, 2003	Accruals	Usage	September 30, 2004
Warranty Liabilities	$1,379	$—	$(274)	$1,105

Warranty usage represents the cost of servicing the warranty claims of our customers. The Company indemnifies its customers against any damages resulting from claims of patent, copyright or trademark infringement associated with its communications equipment products. It is not possible to estimate the maximum liability due to the uncertainties involved with this indemnification.

(9) Property and Equipment, net

Property and equipment is recorded at cost or fair value if acquired in a business combination. Depreciation is provided for using the straight-line method over the estimated useful life. Repairs and maintenance are charged to expense as incurred. Depreciation expense for the three and nine-month periods ended September 30, 2004 was $10.0 million and $25.1 million, respectively.

Starting in 2003 and continuing through 2004, the Company implemented a series of capital projects to expand and improve its network. Costs associated directly with expansions and improvements to the network, including employee related costs, have been capitalized, and interest costs incurred during construction were capitalized based on the weighted average accumulated construction expenditures and interest rates related to the Company’s current borrowings. During the three and nine month periods ended September 30, 2004, approximately $10.3 million and $45.0 million in construction costs related to network improvements were capitalized, respectively, of which $1.8 million and $2.2 million, respectively, relates to interest.

During the current quarter, the Company adjusted the value of its fixed assets purchased as part of the Broadwing acquisition pursuant to the terms of the original purchase agreement. This resulted in a decrease of $11.8 million to the value of the assets acquired and a corresponding decrease in depreciation expense of $3.1 million for the current quarter.

Property and equipment, net (in thousands):

	December 31, 2003	September 30, 2004	Depreciable Lives (years)
Land	$9,247	$7,972	indefinite
Buildings and leasehold improvements	30,146	68,538	2-40
Transmission facilities	41,723	158,916	3-20
Furniture, fixtures, vehicles, and other	22,858	28,223	2-15
Fiber usage rights	16,537	14,549	5-20
Testing and manufacturing equipment	79,824	74,812	3-5
Construction in process	24,061	63,504	—

	224,396	416,514

Less: Accumulated depreciation	(107,808)	(130,442)

Property and equipment, net	$116,588	$286,072

(10) Notes Payable and Capital Leases

On February 19, 2004, the Company borrowed $225.0 million under unsecured convertible notes in a private placement to institutional investors. The maturity date of the loans is February 20, 2006. Borrowings under the loans accrue interest at a stated rate of 5% payable quarterly, while principal is scheduled for repayment in seven equal quarterly installments commencing on August 19, 2004. Provided certain conditions are met and at the election of the Company, principal and interest are payable in either cash or common stock at a conversion price of 95% of the average stock price for the 20 days preceding conversion. Provided certain conditions are met, the notes can be prepaid in cash at any time at a premium of 103% if the Company’s common stock is trading at or above $13.50. Under certain conditions, the Company’s election to convert may require the issuance of additional warrants. The holders may convert at any time.

In conjunction with the issuance of the notes, the Company issued warrants to purchase 2,732,838 shares of common stock. The warrants are immediately exercisable, have a strike price of $23.70 per share, and have a three-year life. The warrants were valued at $33.2 million and were recorded as original issue discount. Amortization of original issuance discount and debt issuance costs results in an effective annual interest rate of 22%.

Under certain conditions, the holders can participate in subsequent rights offerings. Unpaid principal is redeemable by the holders at 115% upon a change of control. Under the terms of the notes, the Company may incur indebtedness of up to $100.0 million, subject to certain limitations.

The Company has the option, beginning on November 19, 2004 and ending December 19, 2005, to cause the investors to subscribe to the placement of up to an additional $75.0 million in senior unsecured convertible notes having a final maturity date of two years after their issuance and otherwise having similar terms as the initial senior unsecured convertible notes. The holders may demand the additional placement of up to an additional $75.0 million in senior unsecured convertible notes if the average stock price exceeds $47.40 for ten trading days.

In conjunction with the Focal acquisition, the Company assumed debt of approximately $78.6 million, including interest, and $19.5 million related to capital lease obligations. As of September 30, 2004, the Company has repaid all amounts outstanding under its debt obligations, including any outstanding and unpaid interest. The remaining outstanding capital lease obligations relate to an agreement Focal entered into during 1999 with certain carriers for the acquisition of IRUs for dark fiber transport capacity. The term of the agreement is for 20 years.

(11) Segment Reporting

The Company has two business segments: communications equipment and communications services. The communications services segment provides data and voice communications services. Communication services revenue is generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers. Also included in the communications services division are the results of Focal since the date of acquisition, whose revenue primarily consists of switched and dedicated local phone service and Inter-carrier compensation. The communications equipment segment designs, manufactures and sells high performance all-optical and electrical/optical communications equipment. The Company evaluates segment performance and allocates resources based on several factors, of which revenue and net loss are the primary financial measures. The accounting policies of the segments are the same as those described in footnote (1) to the condensed consolidated financial statements. Segment results for the three and nine month periods ended September 30, 2003 and 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Revenue:
Communications services	$143,124	$163,065	$169,821	$446,149
Communications equipment	114	381	1,952	6,214

Total	$143,238	$163,446	$171,773	$452,363

Net loss before minority interest:
Communications services	$(27,429)	$(16,884)	$(29,245)	$(43,118)
Communications equipment	(85,110)	(19,918)	(176,137)	(65,678)

Total	$(112,539)	$(36,802)	$(205,382)	$(108,796)

Inter segment revenue:
Communications services	$—	$—	$—	$—
Communications equipment	5,596	—	5,641	—

Total	$5,596	$—	$5,641	$—

			December 31, 2003	September 30, 2004
Total assets:
Communications services			$311,365	$486,886
Communications equipment			217,250	332,452

Total			$528,615	$819,338

(12) Related Party Transactions

The Company has entered into various transition services agreements with Cincinnati Bell Telecommunications Services, Inc. (“Cincinnati Bell”), a 2% owner of Broadwing Communications, LLC, in which each party performs services on behalf of the other, including certain billing, sales agency, carrier services, collection, and administrative services, as part of the original purchase agreement. Effective June 13, 2003, as required under the terms of the agreement, our contract to provide carrier services to Cincinnati Bell was renegotiated resulting in overall decreases in rates to current market levels. Additionally, during the current quarter, the Company adjusted the value of its fixed assets purchased as part of the Broadwing acquisition pursuant to the terms of the original purchase agreement as discussed in Note 2 to the condensed consolidated financial statement. Of the total due from Cincinnati Bell as of September 30, 2004, $10.0 million relates to the purchase price adjustment and $0.8 million relates to trade receivables. On November 3, 2004, the Company received payment for the $10.0 million purchase price adjustment.

Cincinnati Bell represented $2.2 million or 1% and $17.2 million or 4% of total communications services revenue for the three and nine months ended September 30, 2004, respectively. Cincinnati Bell represented $10.1 million or 7% and $12.1 million or 7% of total communications services revenue for the three and nine months ended September 30, 2003, respectively.

Amounts due between the parties as of December 31, 2003 and September 30, 2004 were as follows (in thousands):

	December 31, 2003	September 30, 2004
Amounts due from Cincinnati Bell	$6,186	$10,752

Amounts due to Cincinnati Bell	$3,897	$1,523

(13) Recent Accounting Pronouncements

In March 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The proposed change in accounting would replace existing requirements under SFAS No. 123 and APB Opinion No. 25. The proposed statement would require public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. The proposed statement would also affect the pattern in which compensation cost would be recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Exposure Draft also notes that the use of a lattice model, such as the binomial model, to determine the fair value of employee stock options, is preferable. The Company currently uses the Black-Scholes pricing model to determine the fair value of its employee stock options. Use of a lattice model to determine the fair value of employee stock options may result in compensation cost materially different from those pro forma costs disclosed in Note 1 to the condensed consolidated financial statements. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position.

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

You should read the following MD&A along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report and in conjunction with our audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003, filed on March 23, 2004 with the Securities and Exchange Commission.

Overview

Broadwing Corporation operates two divisions within the communications industry. Our communications services division delivers data and Internet, broadband transport and voice communications services nationwide. Our communications equipment division designs, manufactures and sells high performance all-optical and electrical/optical communications equipment that we believe accelerate carrier revenue opportunities and lower the overall cost of network ownership for carriers.

Until the Broadwing acquisition on June 13, 2003, our communications equipment division was the primary focus of our capital investment and the sole source of our revenue. Due to significant declines in the opportunities within the communications equipment market, the communications services division is now the major focus of capital investment for the Company. Complementing our realigned business strategy, we recently expanded our communications services division through the acquisition of Focal Communications Corporation (“Focal”), a competitive local exchange carrier, on September 1, 2004. Revenue from the communications services division will account for most of the Company’s revenue for the foreseeable future. Our communications equipment division has been restructured through staff reductions and other consolidation efforts that were substantially completed in late 2003. Our communications equipment division is now focused on selective engagements with new and existing customers, including the U.S. Government, and serves a strategic role in our network expansion and maintenance. Because our consolidated results of operations only include the results of Broadwing and Focal since acquisition, the consolidated results of operations for the nine months ended September 30, 2004 are not comparable to the nine months ended September 30, 2003.

On September 28, 2004, the Company announced a 1-for-20 reverse stock split, resulting in every twenty shares of common stock to be combined into one share of common stock. Immediately following the stock split, the Company enacted a one time, 1-for-1 stock dividend for all shareholders of record as of October 8, 2004, effectively resulting in a 1-for-10 reverse split. The stock split and stock dividend affects all of the Company’s stock, stock options and warrants outstanding on the record date. The MD&A has been retroactively adjusted to reflect the stock split and stock dividend.

Communications Services

Our communication services division provides services to large enterprises, mid-market businesses and other communications service providers over a nationwide facilities-based network connecting 137 cities nationwide. We believe that our network and growth-oriented strategy will enable us to compete effectively in the markets in which we operate. Our all-optical network, capable of transmitting up to 800 Gbs per fiber, gives customers the benefit of high quality, technologically advanced solutions allowing for rapid provisioning, and highly flexible customized networking.

On September 1, 2004, we invested approximately $97.7 million, including acquisition costs, and assumed $98.1 million in debt to acquire Focal. Focal is a Chicago-based competitive local exchange carrier that provides voice and data solutions to large and medium enterprises, including government entities, universities and other communication service providers. Focal has a local fiber network in 9 cities, offers services across the country in 23 Tier 1 markets from Boston to Miami and New York to Los Angeles, and maintains a 4,000 enterprise and wholesale/carrier customer base.

The Merger Agreement, dated March 3, 2004, provided for a purchase price of $210.0 million, which was reduced by $78.6 million in assumed debt outstanding, $19.5 million in assumed capitalized lease obligations, and a reduction of $14.2 million due to the stock price trading below the low end of the range at the time of acquisition as explained below. The purchase price was also increased by an interest factor accruing from the date that Focal satisfied the conditions to closing until the closing occurred.

At closing, the purchase price was determined to be $97.7 million, comprised of approximately $94.2 million of our common stock issued to Focal’s equity holders, of which $0.2 million relates to interest, and $3.6 million paid in cash. Per the Merger Agreement, the number of shares of common stock to be issued was determined based on the average closing price for the 20-day period ending three days before closing not to exceed a range between $12.70 and $29.50 per share. Because the 20 trading day average was less than $12.70 per share, the per share valuation used at the closing was $12.70, with Focal stockholders receiving a total of 8,641,829 shares of our common stock, of which 18,209 shares were issued at a settlement rate of $10.20 related to interest.

The Focal purchase price has been allocated to the assets and liabilities acquired on a preliminary basis using an independent third party valuation and may change as additional information becomes available. The following table summarizes the preliminary purchase price allocation (in thousands):

Fair Value
Current assets	$54,112
Property and equipment	155,865
Customer relationships	9,900
Goodwill	30,601

Total assets acquired	250,478

Current liabilities	54,600
Long-term liabilities	98,130

Total liabilities assumed	152,730

Purchase Price	$97,748

The Focal purchase price is net of the elimination of certain deferred communications services revenue associated with IRU agreements that were entered into between Focal and Broadwing prior to the acquisition. At the date of acquisition, Focal maintained deferred revenue of $4.2 million associated with IRU sales to Broadwing and Broadwing maintained deferred revenue of $6.4 million associated with IRU sales to Focal. Additionally, the $30.6 million of goodwill was assigned to the communications services segment.

Communications Equipment

Starting in 2001 and continuing through 2004, conditions within the general economy and the communications sector, in particular, have resulted in reduced capital expenditures by carriers and a reduced demand for communications equipment. These declines have had a severe adverse impact on our communications equipment division revenue and results of operations. We cannot predict when or if market conditions will improve. In response to these conditions, we have implemented a series of restructuring initiatives within our communications equipment division designed to decrease our business expenses and to conserve our financial resources. These actions included staff reductions, facility consolidations and the curtailment of discretionary spending. Our communications equipment division is now focused on selective engagements with new and existing customers, including the U.S. government, and serves a strategic role in our network expansion and maintenance.

Critical Accounting Policies

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Some of these policies were adopted upon the Broadwing and Focal acquisition. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory obsolescence, asset impairment, intangible assets, revenue recognition, product warranty liabilities, allowance for doubtful accounts, communications services cost accruals, and contingencies and litigation. We state these accounting policies in the notes to the annual consolidated financial statements and at relevant sections in this MD&A. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions and the variances could be material.

Revenue Recognition—Communications Services. Switched long-distance voice services, Inter-carrier access charges, reciprocal compensation, and local phone usage-based services, are billed monthly in arrears, while the revenue is recognized as the services are provided. Customers are billed in advance for month-to-month dedicated network services and local phone non-usage based services. These include certain data and broadband transport as well as monthly charges for local lines in service and additional features on those lines. The associated revenue is deferred and recognized as the services are provided.

We record specific reserves to reduce revenue and the related trade accounts receivable when significant uncertainties exist relating to the collectability of service billings. These reserves primarily relate to reciprocal compensation and carrier access billing, which carriers have disputed as inappropriate or outside the scope of existing tariffs or contractual agreements. Disputed trade accounts receivable associated with reciprocal compensation and carrier access billing totaled $26.5 million as of September 30, 2004, with credit reserves totaling $25.0 million. Of the total disputed receivables and associated credit reserves as of September 30, 2004, $24.4 million of trade accounts receivable and $24.2 million in credit reserves were recorded by Focal prior to the acquisition. If the resolution of these issues differ from our estimates, increases or decreases in revenue or changes to our estimated fair value of Focal assets and liabilities acquired will be recorded as appropriate.

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

Accrued Communication Service Costs. We perform bill verification procedures to ensure that there are no errors in our access vendors’ billed invoices. The bill verification procedures include the examination of bills, the comparison of rates between billed rates with rates used by our expense estimation systems, the comparison of circuits billed to our database of active circuits, and evaluating the trend of invoiced amounts by our vendors, including the types of charges being assessed. If we conclude that we have been billed inaccurately, we will dispute the charge with the vendor and begin resolution procedures. We record a charge to cost of revenue and a corresponding increase to the accrued communication service costs for the disputed amounts, unless past experience or other corroborating evidence indicates that it is not probable that we will ultimately be required to pay. If we ultimately reach an agreement with a vendor in which we settle a disputed amount for less than the corresponding accrual, we recognize the resultant settlement gain in the period in which the settlement is reached. Previously unaccrued disputes are tracked in a log and reviewed periodically to assess whether a loss has become probable and reasonably estimable, in which case an accrual is established.

We maintain minimum purchase commitments with certain of our service providers. In the event we believe we will not meet minimum purchase obligations, we will accrue for estimated shortfalls over the contractual period based on estimated spending. If the actual spending shortfall differs from our estimates, an increase or decrease in communications services cost of revenue will be recorded.

In light of our recent Focal acquisition and resulting increase in spending, we have entered into negotiations with certain vendors regarding changes to existing contractual arrangements. Specifically, we are currently in negotiations with SBC Telecommunications, Inc. and its affiliated companies (“SBC”). Negotiations are ongoing and the ultimate outcome cannot be predicted. However, these negotiations may result in changes to contractual minimum purchase commitments and therefore result in changes to our previously estimated shortfalls.

Communications Equipment Product Warranties. We provide product warranties to our customers associated with sales of our communications equipment. We record estimated warranty costs in the period in which the related communications equipment is accepted. The warranty liability recorded at each balance sheet date is based on historical experience of component failures and management’s industry experience and is included in other current liabilities on the consolidated balance sheets. Certain warranty obligations will expire in late 2004. If actual warranty claims are above or below our estimates at the time of warranty expiration, we will record a corresponding increase or decrease to communications equipment cost of revenue.

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

Litigation. We and our subsidiaries from time to time are subject to pending and threatened litigation arising in the ordinary course of business. We accrue for losses on our balance sheet when and if appropriate. Although the ultimate outcome of legal proceedings cannot be projected with certainty, management believes that the outcome of current proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Results of Operations

Selected financial data (in thousands):

Three months ended September 30, 2003 compared to three months ended September 30, 2004

	Three Months Ended
	September 30, 2003	September 30, 2004
	Total	Communications Equipment*	Communication Services	Total
Revenue:
Communications services	$143,124	$—	$163,065	$163,065
Communications equipment	114	381	—	381

Total revenue	143,238	381	163,065	163,446

Operating expenses:
Cost of revenue:
Communications services (excluding depreciation and amortization)	109,618	—	111,301	111,301
Communications equipment	29,668	192	—	192

Total cost of revenue	139,286	192	111,301	111,493

Research and development, excluding equity-based expense	7,692	3,115	—	3,115
Selling, general and administrative, excluding equity-based expense	60,520	6,960	57,370	64,330
Depreciation	11,460	864	9,145	10,009
Amortization	2,112	—	1,158	1,158
Equity-based expense	5,182	616	—	616
Restructuring and other charges	30,457	1,806	832	2,638

Total operating expenses	256,709	13,553	179,806	193,359

Operating loss	(113,471)	(13,172)	(16,741)	(29,913)

Interest expense, net of capitalized amounts	(58)	(8,357)	(288)	(8,645)
Other income (expense), net	990	1,611	145	1,756

Net loss before minority interest	(112,539)	(19,918)	(16,884)	(36,802)
Minority interest	276	—	—	—

Net loss	$(112,263)	$(19,918)	$(16,884)	$(36,802)

*	The communications equipment division includes certain costs associated with centralized business operations and support of our communications services division.

Communication Services Revenue. Communications services revenue consists of the sale of data and Internet, broadband transport and long-distance and local voice communication services. Data and Internet sales consist of high-speed data transport utilizing technology based on Internet protocol (“IP”) and ATM/frame relay. Broadband transport services consist of long-haul transmission of data, voice and

Internet traffic over dedicated circuits. Long-distance voice services consist of dedicated and billed minutes of use, including the transmission of voice long distance services on behalf of wholesale and retail customers

With the September 1, 2004 acquisition of Focal, we now provide local voice services. Local voice services consist of dedicated and switched inbound and outbound services. Inbound service allows for the completion of calls to a phone number that we supply to our customers. Alternatively, local number portability, or LNP, allows us to provide inbound services using a customers’ existing phone number. LNP has become increasingly useful to us in taking existing business from our primary competitors, the Incumbent Local Exchange Carriers (ILECs). Our basic outbound services allow local calls to be completed within a metropolitan region. Local voice services also include Inter-carrier compensation, which is associated with the transmission of traffic between telecommunications carriers and includes switched access and reciprocal compensation revenue. Reciprocal compensation is the compensation exchanged between carriers for terminating local phone calls on one another’s networks.

Revenue by product for the periods ended September 30, 2003 and 2004 is as follows (in thousands):

	September 30, 2003	September 30, 2004
Data and internet services	$34,053	$38,150
Broadband transport	56,272	62,081
Long-distance voice services	52,799	45,427
Local voice services	—	17,407

Total communications services revenue	$143,124	$163,065

Communications Services revenue increased to $163.1 million for the three months ended September 30, 2004 from $143.1 for the three months ended September 30, 2003, primarily due to the inclusion of $20.5 million of Focal revenue, including $17.4 million associated with local voice services, $0.4 million of data and Internet revenue, and $2.7 million of long-distance voice services. Local voice services include reciprocal compensation of $2.5 million and carrier access services of $2.1 million.

Excluding the effects of the acquisition, our communications services revenue decreased $0.6 million for the three months ended September 30, 2004 as compared to the comparable period in the prior year, primarily due to a 19% decrease in long-distance voice services. Our long-distance voice services revenue has been substantially impacted as a result of the downturn within the communications industry and intense price competition. Consequently, we have experienced a decrease in retail voice volumes as well as a decrease in associated average rates per minute. Long-distance wholesale voice volumes have increased substantially primarily associated with new contract wins, however, this increase was more than offset by decreases in average rates per minute. Our long-distance wholesale voice revenue can be subject to fluctuations dependent on the volume of traffic our carrier customers choose to place on our network based on available pricing within the wholesale market. We expect long-distance voice revenue to continue to be negatively impacted in future periods, however, we believe that these decreases will continue to be offset by increases in long-distance wholesale revenue as well as increases from our data and Internet and broadband transport product groups.

Within our data and Internet services and broadband transport product groups, excluding revenue related to the Focal acquisition, we have seen incremental revenue growth of approximately 11% from the three months ended September 30, 2003 reflecting net customer additions despite the continued competitive pricing pressures. We continue to focus our efforts on selling to larger customers with complex communications needs, developing new products that differentiate us from our competition and reducing our communications service costs to allow us to better compete on the sale of price sensitive products. Additionally, we believe that as a result of the Focal acquisition, we will be able to offer a broader range of products than currently offered, such as bundled data, long-distance and local voice services.

Significant portions of our historical revenue was generated through indefeasible right-of-use agreements (“IRU”), whereby the customer leases network capacity or dark fiber. The buyer of IRU services typically pays cash upon the execution of the contract, and the associated revenue is deferred and recognized over the life of the agreement. At the date of the Broadwing acquisition, we recorded the deferred revenue associated with acquired IRU contracts at fair value, which was substantially less than historical book value. As a result, revenue from IRU’s is significantly less than those previously reported by Broadwing Communications Services, Inc. IRU revenue totaled $4.4 million or 3% of total communications services revenue and $4.8 million or 3% of total communications services revenue for the three months ended September 30, 2004 and 2003, respectively.

Communications Equipment Revenue. Communications equipment revenue increased to $0.4 million for the three months ended September 30, 2004 from $0.1 million for the three months ended September 30, 2003. At September 30, 2004, backlog associated with our equipment division totaled $6.7 million, which we expect to recognize as revenue starting in the fourth quarter of 2004 and into the first half of 2005.

Communications Services Cost of Revenue. Communications services cost of revenue primarily reflects access charges and reciprocal compensation paid to local exchange carriers and other providers as well as transmission lease payments to other carriers. Communications services cost of revenue increased to $111.3 million for the three months ended September 30, 2004 from $109.6 million for the three months ended September 30, 2003, primarily due to the inclusion of approximately $14.1 million of communication service costs related to Focal.

Excluding the effect of the Focal acquisition, communication services cost of revenues decreased $12.4 million as compared to the prior year quarter. This decrease is primarily related to new vendor agreements and network grooming and hubbing that have allowed us to substantially reduce our access and termination costs. In total, our domestic average termination cost per minute has decreased 54% from the three months ended September 30, 2003 and average cost per access circuit has decreased between 12% and 29% (without allocation of hubbing costs) depending on the speed of the circuit purchased. In addition, included in the current year quarter are expense reductions of $1.5 million associated with lower late payment penalties and approximately $2.6 million in beneficial dispute settlements.

Starting in 2003 and continuing through 2004, we have implemented a number of network migration and capital build-out projects designed to improve network efficiencies by reducing the access charges we incur. Our cost saving initiatives are ongoing, however, the pace of cost savings is not expected to continue at current levels. In addition, we cannot be certain that cost savings will out pace revenue rate deterioration.

Communications Equipment Cost of Revenue. Communications equipment cost of revenue decreased to $0.2 million for the three months ended September 30, 2004 from $29.7 million for the three months ended September 30, 2003. Communications equipment cost of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and manufacturing overhead including depreciation. Communications equipment cost of revenue for the three months ended September 30, 2003 included approximately $29.7 million associated with excess inventory impairment charges. No such charges were recorded during the current year quarter. We expect future communications equipment cost of revenue to fluctuate due to the unpredictable mix and timing in equipment sales.

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

Research and development expense, excluding equity-based expense, decreased to $3.1 million for the three months ended September 30, 2004 from $7.7 million for the three months ended September 30, 2003. The decrease in expense is primarily attributable to the effect of the communications equipment division cost saving initiatives including staff reductions, facilities and equipment consolidation and the curtailment of discretionary spending. We intend to focus a portion of our future development efforts on network and service product improvements.

Sales, General & Administrative Expense, Excluding Equity-Based Expense. Sales, general and administrative expense, excluding equity-based expense, consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales, network operations, network engineering and administrative support functions.

Sales, general and administrative expense, excluding equity-based expense, increased to $64.3 million for the three months ended September 30, 2004 from $60.5 million for the three months ended September 30, 2003. The increase in expense was primarily attributable to the inclusion of $7.5 million of sales, general and administrative expense related to Focal since the date of acquisition, partially offset by restructuring savings of $0.9 million associated with our communications equipment division and a net reduction in expenses of $1.8 million related to our communications services division as compared to the same period in the prior year. Also included in sales, general and administrative expense for the current quarter is approximately $1.2 million in non-recurring charges related to an agreement we entered into with Focal prior to the acquisition whereby Focal agreed to refrain from entering into a long-term purchase agreement with SBC in return for reimbursement for its higher costs under the short-term contract. Additionally, our sales, general and administrative expense increased during the current quarter due to our efforts associated with the integration of Focal processes and personnel, as well as expenses incurred due to internal control documentation and testing associated with the Sarbanes-Oxley section 404 certification. Although much of our internal control documentation and testing efforts are complete, we expect to incur additional expenses during the fourth quarter of 2004. In addition, we anticipate incurring additional expenses during the remainder of 2004 and into 2005 associated with the integration of Focal, primarily related to system integrations and network migration efforts. We believe these expenditures will ultimately result in improved profitability and operational effectiveness. We also expect an increase in sales, general and administrative expense in future periods as Focal expenses are included in the consolidated results.

Depreciation Expense. Depreciation expense decreased to $10.0 million for the three months ended September 30, 2004 from $11.5 million for the three months ended September 30, 2003. The decrease in depreciation is primarily due to certain fixed assets reaching the end of their depreciable lives during the current quarter, as well as a decrease in depreciation related to the adjustments to our estimated fair value of assets acquired in our Broadwing acquisition. This decrease has been offset in part by the inclusion of approximately $9.3 million in depreciation related to assets acquired as part of the Focal acquisition. Depreciation expense is expected to increase in future quarters due to a full quarter’s impact of the Focal assets.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $1.2 million for the three months ended September 30, 2004 from $2.1 million for the three months ended September 30, 2003, primarily due to the write-down of intellectual property acquired as part of the Dorsal acquisition during the prior year quarter. We expect an increase in amortization in future periods due to a full quarter’s impact of amortization related to in-place contracts and customer relationships acquired as part of the Focal acquisition.

Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value.

Equity-based expense related to research and development, sales and marketing and general and administrative functions for the three months ended September 30, 2004 decreased to $0.6 million from $5.2 million for the three months ended September 30, 2003. The decrease in equity-based compensation resulted from fully vested options issued prior to our IPO of July 2000.

Restructuring and Other Charges. Starting in 2001 and continuing through 2004, we developed and implemented restructuring initiatives designed to reduce operating expenses and to address reductions in communications equipment sales. We are continually evaluating the recoverability of our inventory and long-lived assets in light of these initiatives and the projected economic and operating environment. In addition, during the current quarter, we implemented certain staff reduction and reorganization efforts within our communication services division primarily related to the integration of Focal operations. Our restructuring activities are ongoing and additional charges will be recorded in future periods associated with staff reductions and facilities consolidation. We recorded the following charges for the periods then ended (in thousands):

	Three Months Ended
	September 30, 2003	September 30, 2004
Communications equipment cost of revenue charges—inventory-write downs and other	$29,651	$—
Restructuring, impairment and other charges:
Work force reductions	6,515	1,375
Asset impairment, facilities consolidation and other charges	23,942	993
Change in reserve estimate	—	270

Total restructuring, impairment and other charges	30,457	2,638
Impairment of investments	385	—

Total restructuring and related charges	$60,493	$2,638

Communications equipment cost of revenue charges—inventory-write-downs and other. We write-down our inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. Charges recorded during the three months ended September 30, 2003 were the result of inventory write-downs and accruals for purchase commitments beyond inventory needs. No such charges were recorded during the current quarter.

Work force reductions. During the three month period ended September 30, 2003, we implemented certain company-wide work force reduction programs within our communications equipment division that resulted in charges of approximately $6.5 million. For the three months ended September 30, 2004, we incurred approximately $1.4 million related to work force reductions, of which $0.8 million relates to the integration of Focal operations.

Asset impairment, facilities consolidation and other charges. Starting in 2003 and continuing through 2004, we have reduced our operating costs through the early terminations of real estate and equipment lease agreements. In addition, we continue to monitor the recoverability of our long-lived assets based on changes in our business. For the three months ended September 30, 2003, we recorded approximately $23.9 million related to impairment, facility shutdowns and other charges. For the three months ended September 30, 2004, we recorded $1.0 million related to lease terminations.

Change in reserve estimate. We periodically review the adequacy of our reserve related to restructuring initiatives and adjust our reserve balance accordingly. For the three months ended September 30, 2004, we charged to expense approximately $0.3 million related to a change in estimate.

Impairment of investments. During the third quarter of 2003, we adjusted the value of our non-controlling equity investments to zero due to other than temporary impairments. Consequently, we recorded a charge of $0.4 million for the three months ended September 30, 2003.

Interest Expense, net of capitalized amounts. Interest expense, net of capitalized amounts increased to $8.6 million for the three months ended September 30, 2004 as compared to $0.1 million for the three months ended September 30, 2003. For the three months ended September 30, 2004, interest expense was primarily attributable to approximately $8.3 million in interest on the convertible notes issued in February 2004, of which $6.1 million relates to amortization of original issue discount and $1.3 million relates to the amortization of related debt issuance costs. During the current quarter, we capitalized approximately $1.8 million of interest expense into construction in process related to interest incurred during construction of our network expansion. For the three months ended September 30, 2003, interest expense primarily relates to capital leases.

Other Income and Expense, net. Other income and expense, net increased to $1.8 million for the three months ended September 30, 2004 from $1.0 million for the three months ended September 30, 2003. For the three months ended September 30, 2004, other income and expense, net was primarily attributable to interest income on investments of $1.4 million, reflecting higher invested average balances; and gains on disposal of fixed assets and the sale of inventory totaling $0.4 million. Other income and expense, net for the three months ended September 30, 2003 primarily relates to interest income on investments of $0.9 million.

Selected financial data (in thousands):

Nine months ended September 30, 2003 compared to nine months ended September 30, 2004

	Nine Months Ended
	September 30, 2003	September 30, 2004
	Total	Communications Equipment*	Communication Services	Total
Revenue:
Communications services	$169,821	$—	$446,149	$446,149
Communications equipment	1,952	6,214	—	6,214

Total revenue	171,773	6,214	446,149	452,363

Operating expenses:
Cost of revenue:
Communications services (excluding depreciation and amortization)	127,653	—	306,198	306,198
Communications equipment	34,258	1,584	—	1,584

Total cost of revenue	161,911	1,584	306,198	307,782

Research and development, excluding equity-based expense	39,830	12,554	—	12,554
Selling, general and administrative, excluding equity-based expense	92,773	22,829	159,735	182,564
Depreciation	24,540	6,030	19,039	25,069
Amortization	5,873	—	3,238	3,238
Equity-based expense	15,914	7,674	—	7,674
Restructuring and other charges	42,038	2,195	832	3,027

Total operating expenses	382,879	52,866	489,042	541,908

Operating loss	(211,106)	(46,652)	(42,893)	(89,545)

Interest expense, net of capitalized amounts	(292)	(26,235)	(491)	(26,726)
Other income (expense), net	6,016	7,209	266	7,475

Net loss before minority interest	(205,382)	(65,678)	(43,118)	(108,796)
Minority interest	295	—	—	—

Net loss	$(205,087)	$(65,678)	$(43,118)	$(108,796)

*	The communications equipment division includes certain costs associated with centralized business operations and support of our communications services division.

Communication Services Revenue. Communications services revenue consists of the sale of data and Internet, broadband transport and long-distance and local voice communication services. Data and Internet sales consist of high-speed data transport utilizing technology based on Internet protocol (“IP”) and ATM/frame relay. Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Long-distance voice services consist of dedicated and billed minutes of use, including the transmission of voice long distance services on behalf of wholesale and retail customers.

With the September 1, 2004 acquisition of Focal, we now provide local voice services. Local voice services consist of dedicated and switched inbound and outbound services. Inbound service allows for the completion of calls to a phone number that we supply to our customers. Alternatively, local number portability, or LNP, allows us to provide inbound services using a customers’ existing phone number. LNP has become increasingly useful to us in taking existing business from our primary competitors, the ILECs. Our basic outbound services allow local calls to be completed within a metropolitan region. Local voice services also includes Inter-carrier compensation, which is associated with the transmission of traffic between telecommunications carriers and includes switched access and reciprocal compensation revenue. Reciprocal compensation is the compensation exchanged between carriers for terminating local phone calls on one another’s networks.

Communications Services revenue increased to $446.1 million for the nine months ended September 30, 2004 from $169.8 for the nine months ended September 30, 2003. The increase is primarily due to the inclusion of a full nine-month’s results for the communications services division in the current year as compared to one full quarter for the nine-months ended September 30, 2003.

Quarterly revenue by product for the nine months ended September 30, 2004 is as follows (in thousands):

	Three months ended			Nine months ended September 30, 2004
	March 31, 2004	June 30, 2004	September 30, 2004
Data and internet services	$34,300	$35,964	$38,150	$108,414
Broadband transport	57,969	59,323	62,081	179,373
Long-distance voice services	49,410	46,118	45,427	140,955
Local voice services	—	—	17,407	17,407

Total communications services revenue	$141,679	$141,405	$163,065	$446,149

Overall, our communications services revenue has been substantially impacted as a result of the downturn within the communications industry and intense price competition. Consequently, we have experienced a decrease in voice services revenue primarily due to significant rate reductions as well as volume reductions within our retail long-distance voice services. Within our data and Internet services and broadband transport product groups, excluding revenue related to the Focal acquisition, we have seen incremental growth of revenue reflecting net customer additions despite continued competitive pricing pressures. We continue to focus our efforts on selling to medium to larger size customers with complex communications needs, developing new products that differentiate us from our competition and reducing our communications service costs to allow us to better compete on the sale of price sensitive products. Additionally, we believe that as a result of the Focal acquisition, we will be able to offer a broader range of products than currently offered, such as bundled data long-distance and local voice services.

Significant portions of our historical revenues were generated through indefeasible right-of-use agreements (“IRU”), whereby the customer leases network capacity or dark fiber. The buyer of IRU services typically pays cash upon the execution of the contract, and the associated revenue is deferred and then recognized over the life of the agreement. At the date of the Broadwing acquisition, the Company recorded the deferred revenue associated with acquired IRU contracts at fair value, which was substantially less than historical book value. As a result, revenue from IRU’s is significantly less than those previously reported by Broadwing Communications Services, Inc. IRU revenue totaled $13.2 million or 3% of total communications services revenue and $5.5 million or 3% of total communications services revenue for the nine months ended September 30, 2004 and 2003, respectively.

Communications Equipment Revenue. Communications equipment revenue increased to $6.2 million for the nine months ended September 30, 2004 from $2.0 million for the nine months ended September 30, 2003. The increase in equipment revenue reflects both an increase in the volume and a change in the product mix of communications equipment sales. The majority of communications equipment revenue during the current period relates to our OCS product. For the nine months ended September 30, 2003, total communications equipment revenue included $1.1 million in revenue associated with the sale of our OCS product and $0.9 million from the sale of other products and services. At September 30, 2004, backlog associated with our equipment division totaled $6.7 million, which we expect to recognize as revenue starting in the fourth quarter of 2004 and into the first half of 2005.

Communications Services Cost of Revenue. Communications services cost of revenue primarily reflects access charges and reciprocal compensation paid to local exchange carriers and other providers as well as transmission lease payments to other carriers. Communications services cost of revenue increased to $306.2 million for the nine months ended September 30, 2004 from $127.7 million for the nine months ended September 30, 2003, primarily due to the inclusion of a full nine month’s results for the communications services division in the current year as compared to one full quarter for the nine-months ended September 30, 2003.

Excluding the effect of the Focal acquisition, communication services cost of revenue has decreased during the nine-months ended September 30, 2004. The decrease is primarily due to new vendor agreements that have allowed us to substantially reduce our access and termination costs associated with voice services. In addition, starting in 2003 and continuing through 2004, we have implemented a number of network migration and capital build-out projects designed to improve network efficiencies by reducing the access charges we incur. Our cost saving initiatives are ongoing, however, the pace of cost savings is not expected to continue at current levels. In addition, we cannot be certain that cost savings will out pace revenue rate deterioration.

Communications Equipment Cost of Revenue. Communications equipment cost of revenue decreased to $1.6 million for the nine months ended September 30, 2004 from $34.3 million for the nine months ended September 30, 2003. Communications equipment cost of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and manufacturing overhead including depreciation. Communications equipment cost of revenue for the nine months ended September 30, 2004 and 2003 included approximately $0.2 million and $33.0 million, respectively, associated with excess inventory impairment charges. Excluding these charges, as a percentage of communications equipment revenue, cost of communications equipment decreased to 23% from 65%, primarily due to a change in the mix of equipment sold during the periods. We expect future communications equipment cost of revenue to fluctuate due to the unpredictable mix and timing in product sales.

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

Research and development expense, excluding equity-based expense, decreased to $12.6 million for the nine months ended September 30, 2004 from $39.8 million for the nine months ended September 30, 2003. The decrease in expense was primarily attributable to the effect of the communications equipment division cost saving initiatives including staff reductions, facilities and equipment consolidation and the curtailment of discretionary spending. We intend to focus a portion of our future development efforts on network and service product improvements.

Sales, General and Administrative Expense, Excluding Equity-Based Expense. Sales, general and administrative expense, excluding equity-based expense, consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales, network operations, network engineering and administrative support functions.

Sales, general and administrative expense, excluding equity-based expense, increased to $182.6 million for the nine months ended September 30, 2004 from $92.8 million for the nine months ended September 30, 2003. The increase in expense was primarily attributable to the inclusion of $159.7 million of sales, general and administrative expense associated with our communication services division, which includes a full nine month’s results for Broadwing and the results of Focal since acquisition. The overall increase in expense during the current period was partially offset by restructuring savings of $8.5 million associated with our communications equipment division. We expect an increase in sales, general and administrative expense in future periods as Focal expenses are included in the consolidated results. In addition, we anticipate incurring additional costs in future periods related to the integration of processes and personnel of Focal. We believe these expenditures will ultimately result in improved profitability and operational effectiveness.

Included in sales, general and administrative expense for our communications services division is approximately $4.8 million in non-recurring charges related to an agreement we entered into with Focal prior to the acquisition whereby Focal agreed to refrain from entering into a long-term purchase agreement with SBC in return for reimbursement for its higher cost under the short-term contract.

Depreciation Expense. Depreciation expense increased to $25.1 million for the nine months ended September 30, 2004 from $24.5 million for the nine months ended September 30, 2003. The increased in depreciation is primarily due to the Focal acquisition and the impact of a full nine-month’s of depreciation for the Broadwing assets. This increase has been offset in part by a decrease in depreciation due to certain assets reaching the end of their depreciable lives during the current year and a decrease in depreciation related to adjustments to the estimated fair value of assets acquired in conjunction with the Broadwing acquisition on June 13, 2003. We expect depreciation expense to increase in future periods due to a full quarter’s impact of assets acquired as part of the Focal acquisition.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $3.2 million for the nine months ended September 30, 2004 from $5.9 million for the nine months ended September 30, 2003. Amortization expense for the nine months ended September 30, 2004 primarily relates to intangible assets associated with in-place contracts and customer relationships acquired as part of the Broadwing acquisition, which are being amortized over a period of three to nine years. Amortization expense for the nine months ended September 30, 2003 primarily relates to intangible assets associated with intellectual property acquired as part of the Dorsal acquisition, all of which were written down through asset impairment charges during the third quarter of 2003. We expect an increase in amortization expense in future periods due to the amortization of in-place contracts and customer relationships acquired as part of the Focal acquisition.

Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value.

Equity-based expense related to research and development, sales and marketing and general and administrative functions for the nine months ended September 30, 2004 decreased to $7.7 million from $15.9 million for the nine months ended September 30, 2003. The decrease in equity-based compensation resulted from a decrease in employee headcount associated with the realignment of our communications equipment division.

Restructuring and Other Charges. Starting in 2001 and continuing through 2004, we developed and implemented restructuring initiatives designed to reduce operating expenses and to address reductions in communications equipment sales. We are also continually evaluating the recoverability of our inventory and long-lived assets in light of these initiatives and the projected economic and operating environment. In addition, during the current period, we implemented certain staff reduction and reorganization efforts within our communication services division primarily related to the integration of Focal operations. Our restructuring activities are ongoing and additional charges will be recorded in future periods associated with staff reductions and facilities consolidation. We recorded the following charges for the periods then ended (in thousands):

	Nine Months Ended
	September 30, 2003	September 30, 2004
Communications equipment cost of revenue charges—inventory-write downs and other	$32,989	$193
Restructuring, impairment and other charges:
Work force reductions	16,849	1,375
Asset impairment, facilities consolidation and other charges	25,189	1,188
Change in reserve estimate	—	464

Total restructuring, impairment and other charges	42,038	3,027
Impairment of investments	385	—

Total restructuring and related charges	$75,412	$3,220

Communications equipment cost of revenue charges—Inventory-write-downs and other. We write-down our inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. Charges recorded during the nine months ended September 30, 2003 were the result of inventory write-downs and accruals for purchase commitments beyond inventory needs. Charges recorded during the nine months ended September 30, 2004 reflect changes to 2003 estimates.

Work force reductions. During the nine month period ended September 30, 2003, we implemented certain company-wide work force reduction programs within our communications equipment division that resulted in charges of approximately $16.8 million. For the nine months ended September 30, 2004, we incurred approximately $1.4 million related to work force reductions, of which $0.8 million relates to the integration of Focal operations.

Asset impairment, facilities consolidation and other charges. Starting in 2003 and continuing through 2004, we have reduced our operating costs through the early terminations of real estate and equipment lease agreements. In addition, we continue to monitor the recoverability of our long-lived assets based on changes in our business. For the nine months ended September 30, 2003, we recorded approximately $25.2 million related to impairment, facility shutdowns and other charges. For the nine months ended September 30, 2004, we recorded $1.2 million related to lease terminations.

Change in reserve estimate. We periodically review the adequacy of our reserve related to restructuring initiatives and adjust our reserve balance accordingly. For the nine months ended September 30, 2004, we charged to expense approximately $0.5 million related to a change in estimate.

Impairment of investments. During the third quarter of 2003, we adjusted the value of our non-controlling equity investments to zero due to other than temporary impairments. Consequently, we recorded a charge of $0.4 million for the nine months ended September 30, 2003.

Interest Expense, net of capitalized amounts. Interest expense, net of capitalized amounts increased to $26.7 million for the nine months ended September 30, 2004 as compared to $0.3 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, interest expense was primarily attributable to approximately $23.0 million in interest on the convertible notes issued in February 2004, of which $15.1 million relates to amortization of original issue discount and $3.3 million relates to the amortization of related debt issuance costs. Additionally, $3.2 million of interest expense during the current period relates to our delayed registration of shares issued in conjunction with our August 2003 private placement. Interest associated with the delayed registration ceased on the effective date of our registration statement. During the nine months ended September 30, 2004, approximately $2.2 million of interest expense was capitalized into construction in process related to interest incurred during construction of our network expansion. Interest expense for the nine months ended September 30, 2003 primarily relates to capital leases.

Other Income and Expense, net. Other income and expense, net increased to $7.5 million for the nine months ended September 30, 2004 from $6.0 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, other income and expense, net was primarily attributable to interest income on investments of $3.7 million, gains on disposal of fixed assets and the sale of inventory totaling $2.0 million, and other income totaling $1.8 million. Other income and expense, net for the nine months ended September 30, 2003 primarily relates to interest income on investments of $4.1 million and approximately $1.4 million related to an insurance reimbursement for fire casualties during the second quarter of 2003.

Liquidity and Capital Resources

Since inception through September 30, 2004, we have financed our operations, capital expenditures and working capital primarily through public and private sales of our debt and capital stock and borrowings under credit and lease facilities. At September 30, 2004, our cash and cash equivalents and investments totaled $321.7 million.

Cash and cash equivalents decreased $48.6 million in the nine months ended September 30, 2004 and $165.7 million in the nine months ended September 30, 2003. Cash flows are impacted by operating, investing and financing activities.

Operating Activity

Net cash used in operating activities decreased to $82.2 million for the nine months ended September 30, 2004 from $146.9 million for the nine months ended September 30, 2003. The reduction in cash used in operations is principally associated with our restructuring and cost cutting efforts associated with our equipment division. These savings were partially offset by operating losses associated with our communications services division. While we continue to focus our efforts to improve our overall operating cash flows through our sales and cost structure improvements, we cannot be certain that savings impacts will continue at the current pace or that it will not be further impacted by continued revenue rate reductions.

Investing Activity

Net cash used in investing activities for the nine months ended September 30, 2004 and 2003 was $111.5 million and $86.0 million, respectively. Net cash used in investing activities for the nine month period ended September 30, 2004 is attributable to capital expenditures principally associated with our network expansion of $46.1 million, net purchases of short and long-term investment securities of $73.8 million, offset by $11.4 million in net cash obtained in the Focal acquisition. Net cash used in investing activities for the nine months ended September 30, 2003 primarily relates to the Broadwing acquisition on June 13, 2003.

Our capital investments associated with our network infrastructure are designed to lower our overall communications service costs, increase market penetration and provide new products and services to our customers. While network expansion activities are ongoing, these amounts have decreased from $30.6 million in the three months ended June 30, 2004 to $10.3 million for the three months ended September 30, 2004. We expect these expenditures to continue to decrease in the fourth quarter of 2004.

As part of our efforts to improve and expand our network, we installed communications equipment inventory with a book value of $1.0 million that had previously been written-down, as well as network elements previously capitalized as research and development fixed assets within our communications equipment division. Had this equipment been purchased from third parties, our capital expenditures would have been higher.

We anticipate additional integration costs associated with the Focal acquisition, which may delay our profitability and adversely impact operating results and cash flows over the remainder of the year or longer. Additionally, Focal’s network will require upgrades or expansion for connectivity to our network, which will result in incremental capital expenditures during the remainder of 2004 and into at least the first quarter of next year.

On June 13, 2003, we acquired most of the assets and certain of the liabilities of Broadwing Communication Services, Inc. for approximately $81.0 million. Per the original purchase agreement, the purchase price was subject to an additional post-closing adjustment if we failed to meet post-closing earnings targets. Under the terms of the agreement, if annual cash EBITDA (as defined in the original purchase agreement) minus capital expenditures for the period from July 1, 2003 to July 1, 2004 was negative $48.0 million or less, the seller would pay to us an amount equal to 35% of the difference between negative $48.0 million and the amount of actual cash EBITDA minus capital expenditures, provided that the obligation for such reimbursement would not exceed $10.0 million. On November 3, 2004, the seller paid the $10.0 million purchase adjustment in full.

Financing Activity

Net cash provided by financing activities for the nine months ended September 30, 2004 was $145.0 million, primarily attributable to the February 2004 private placement of $225.0 million of senior unsecured convertible notes and associated warrants, offset by $79.2 million in repayment of notes payable and capital lease obligations. The notes have a final maturity date of two years from issuance and bear interest at a rate of 5% per annum. Interest is payable quarterly at our option in cash or, subject to certain conditions, in registered shares of our common stock at a 5% discount to the common stock trading price at the time of payment. The notes are convertible at the investors’ option at any time into our common stock at a fixed conversion price of $57.50 per share, subject to anti-dilution adjustments. Principal is payable in quarterly installments beginning August 19, 2004. We intend to use the net proceeds for general corporate purposes in support of our service development and new market initiatives.

We have the option, beginning November 19, 2004 and ending December 19, 2005, to cause the investors to subscribe to the placement of up to an additional $75.0 million in senior unsecured convertible notes having a final maturity date of two years after that issuance and otherwise having similar terms as the initial senior unsecured convertible notes. The holders may demand the additional placement of up to an additional $75.0 million in senior unsecured convertible notes if the average stock price exceeds $47.40 for ten trading days.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $67.8 million, primarily attributable to the August 2003 private placement of approximately 6.7 million shares of common stock for proceeds of $73.5 million, net of offering costs.

In association with our August 2003 private placement, we granted the investors additional investment rights to purchase up to an additional 1,245,566 shares, net of exercises, of our common stock at $13.00 per share. These additional investment rights became exercisable on November 26, 2003, and expired on July 16, 2004.

As of September 30, 2004, long-term restricted cash totaled $14.0 million associated with outstanding irrevocable letters of credit relating to lease obligations for various business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each of the respective lease agreements.

On October 24, 2002, we announced that our Board of Directors had authorized a share repurchase program under which we can acquire up to $25 million of our common stock in the open market. At September 30, 2004, 1,228,180 shares had been purchased under the plan for a total of $9.5 million. The purchases will be executed at times and prices considered appropriate by us during the year. The share repurchase program may be suspended at any time and from time-to-time without prior notice. The repurchase program will be funded using our existing cash balances and the repurchased shares may be used for corporate purposes in compliance with applicable law.

We believe that our current cash and cash equivalents, short-term investments and cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through the next twelve months. Our future debt obligations will include our $192.9 million convertible debt as well as $19.5 million in capital lease obligations which were acquired as part of the Focal acquisition. Under certain circumstances, our convertible notes allow for the payment of principal and interest in cash or common stock. We elected to pay our first interest and principal payment that was due on August 19, 2004 primarily in common stock, resulting in the issuance of 3,212,141 shares as well as our next payment that is due on November 19, 2004. On an ongoing basis, we will consider the method of payment of interest and principal associated with the convertible notes based on our capital resource needs and market conditions at the time.

If cash on hand and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. To the extent that we raise additional capital through the sale of equity or debt securities, the issuance of such securities could result in dilution to our existing shareholders. If additional funds are raised through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could impact our business, financial condition and results of operations. Increasingly, as a result of the financial demands of major network deployments, carriers are looking to their suppliers for financing assistance. From time to time, we may provide or commit to extend credit or credit support to our customers, as we consider appropriate in the course of our business.

Risks Related to our Focal Acquisition

We may not realize any benefits from the transaction.

We entered into the merger agreement with the expectation that the acquisition will result in certain benefits to us, including:

•	expanding our customer base, network reach, and portfolio of voice, data and video network services;

•	the addition of a local access network with a state-of-the-art switching infrastructure and network operations center, in addition to metropolitan fiber in nine major markets;

•	positioning us to offer customers a single supplier for the strongest suite of voice, data and video services in the industry, all with unparalleled customer service; and

•	lowering network, long-haul transport and switching costs as a result of synergies achieved from the combined networks.

Achieving the benefits of the merger will depend in part on the successful integration of Focal’s operations and personnel in a timely and efficient manner. Integrating Focal will be a complex and time-consuming process that is expected to carry into 2005. We cannot predict with certainty that the operations of the combined companies can be successfully integrated or that any of the anticipated benefits of the merger will be realized, and the failure to do so could have a material adverse effect on our financial position and results of operations.

Acquisition related accounting charges may delay and reduce our profitability.

We will account for the acquisition under the “purchase” method of accounting. Under the purchase method, the purchase price of the Focal business will be allocated to identifiable assets and liabilities acquired with any excess being treated as goodwill. As a result, the transaction will generate certain intangible assets of approximately $9.9 million, which will be amortized over 7 years.

The market price of our common stock may decline as a result of the transaction.

The market price of our common stock may decline as a result of the transaction if:

•	the integration of Focal, to the extent that such integration occurs, is unsuccessful or takes longer than expected;

•	the perceived benefits of the transaction are not achieved as rapidly or to the extent anticipated by financial analysts or investors; or

•	the effect of the transaction on our financial results is not consistent with the expectations of financial analysts or investors.

Regulatory initiatives may impact our profitability.

Local service is subject to regulatory oversight of varying degrees at the state and federal levels. Regulatory initiatives that would put us at a competitive disadvantage or mandate lower rates for our services could result in lower profitability and cash flows.

Our success depends on the introduction of new products and services.

Our success depends on being able to anticipate the needs of current and future customers. We will seek to meet these needs through new product introductions, service quality and technological superiority. Our failure to anticipate the needs of these customers and to introduce the new products and services necessary to attract or retain these customers could have a material adverse impact on our business, financial condition and results of operations.

Increased competition could affect our profitability and cash flows.

There is substantial competition in the telecommunications industry. Our primary competitor in each of our existing local markets is the ILEC, including Bell South, Verizon, Qwest, and SBC. Typically, the ILECs offer a wider variety of services in a broader geographic area and have much greater resources. Consequently, this may encourage an ILEC to subsidize the pricing for services with which we compete with the profits of other services in which the ILEC remains the dominant provider. In addition to competition from ILECs, we also face competition from other CLECs. Although CLECs overall have only captured a relatively small percentage of the U.S. local telecommunications market, we nevertheless compete to some extent with other CLECs in our customer segments. In some instances, these CLECs have greater resources and offer a wider range of services.

We compete principally on the basis of the quality, timeliness, reliability, and price of our services. However, if we are unable to differentiate our products successfully, keep pace with technological advances, or fail to respond in a timely manner to changes in competitive factors in the industry, we could lose market share or experience a decline in our revenue and profit margins. The effect of the foregoing competition could have an adverse impact on our business, financial condition and results of operations.

Continuing softness in the economy is having a disproportionate effect in the telecommunications industry.

Beginning in 2001, the business environment for the telecommunications industry deteriorated significantly and continues to remain weak. This was primarily due to: the general weakness of the U.S. economy, which was exacerbated by the events of September 11, 2001, and concerns regarding terrorism; pressure on prices for broadband services due to substantial excess fiber capacity in most markets; and forecasted demand for broadband services not being realized as a result of the state of the economy, the bankruptcy or liquidation of a substantial number of Internet companies and financial difficulties experienced by many telecommunications customers. If these trends continue, including reduced business from financially troubled customers and downward pressure on prices due to reduced demand and overcapacity, it could adversely impact our business, financial condition and results of operations.

Our operations depend upon the ability of third party suppliers to provide advanced, reliable network equipment on a timely basis.

Our suppliers of network equipment may not be able to meet equipment requirements on a timely basis, and equipment may not perform as expected. The following factors could disrupt our operations by jeopardizing the service provided to our customers and limiting our ability to introduce new services and obtain and retain customers:

•	extended interruption in the supply of network equipment;

•	material increase in prices;

•	significant delay by suppliers in their shipment of products, their release of new products or the failure of their products to perform as expected;

•	financial failures of key suppliers; and

•	extended delay in transitioning to the products of an alternative supplier, if necessary.

We rely, in part, on portions our competitor’s networks.

We use network resources owned by other companies for portions of our local network. We obtain the right to use such network portions through operating leases and IRU agreements in which we pay for the right to use such other companies’ fiber assets and through agreements in which we exchange the use of portions of our network for the use of portions of such other companies’ networks. In several of those agreements, the counter party is responsible for network maintenance and repair. If a counter party to a lease, IRU or an exchange suffers financial distress or bankruptcy, we may not be able to enforce our rights to use such network assets or, even if we could continue to use such network assets, we could incur material expenses related to their maintenance and repair. We also could incur material expenses if we were required to locate alternative network assets. We may not be successful in obtaining reasonable alternative network assets if needed. Failure to obtain usage of alternative network assets, if necessary, could have a material adverse affect on our business, financial condition and results of operations.

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

Interest Rate Sensitivity

We maintain a portfolio of cash, cash equivalents and short and long-term investments in a variety of securities including: commercial paper, certificates of deposit, money market funds and government and non-government debt securities. Substantially all amounts are in money market funds as well as high grade, short-term commercial paper and certificates of deposit, the value of which is generally not subject to interest rate changes. We believe that a 1% increase or decline in interest rates would not be material to our investment income or cash flows from consolidated operations. Our long-term debt obligations bear fixed interest rates.

Foreign Rate Sensitivity

We primarily operate in the United States; however, we are currently in the process of closing various European operations. We are exposed to the impact of foreign currency changes, associated with the Euro, for our European subsidiaries’ financial instruments, which are limited to cash and cash equivalents and trade receivables. It is the policy of management to fund foreign operations as needed, thus minimizing average cash and overnight investments in the Euro. At September 30, 2004, our European subsidiaries maintained cash and cash equivalents of less than 0.1 million Euros. We believe that a 1% increase or decline in the Euro exchange ratio would not be material to cash and cash equivalent balances, interest income, or cash flows from consolidated operations.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

By letter dated July 10, 2000, Ciena Corporation (“Ciena”) informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In February 2003, jury trials were held on the issues of infringement and invalidity of the remaining four patents. Our all-optical networking products were found by a jury not to infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. Our inverse multiplexing transceiver product, which can be used along with our all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain of our transmitters and receivers are operated in a WDM system was found by a jury to infringe the system patent, upon which a verdict was not reached in the February 2003 trial. In May 2003, we filed a motion to certify the record for interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending. In February 2004, our motion requesting a jury trial on a pending infringement issue was denied and we filed a Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit requesting that a retrial be ordered. The Federal Circuit denied the Writ, finding that the issues can be addressed later on appeal, if still necessary, after a final judgment has been entered by the District Court. On September 9, 2004, the Court entered a series of orders. The Court denied Ciena Corporation’s motion for an injunction on the patent that pertains to the use of certain types of transmitters and receivers in WDM systems. The Court granted Ciena Corporation’s motion for injunction on the patent against an inverse multiplexing product that is not used in our network and that we no longer sell. The Court also entered orders and judgments with respect to issues of validity and infringement reached by the juries in the three preceding trials. The parties are in the process of post-trial briefing, which, if necessary, will be followed by the entry of final judgment and appeals. The process of post-trial briefing and appeals may last up to a year or more. A damages trial, if necessary, will not be held until the completion of the appeals and any retrials.

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

A final adverse determination in, or settlement of, the Ciena litigation could involve the payment of significant amounts by us, or could include terms in addition to payments, such as an injunction preventing the sale of infringing products and/or a redesign of some of our products, which could have a material adverse effect on our business, financial condition or results of operations. While management believes that we will ultimately prevail, we cannot be certain that any decision or finding of infringement will be overturned, or that infringement of other patents in the suit will not be found in later legal proceedings. We expect that Ciena will attempt to use any decision or finding of infringement and/or any injunction to disrupt our sales efforts and customer relationships.

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

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to our initial public offering on behalf of all persons who purchased our stock between July 28, 2000 and the filing of the complaints. Each of the complaints named as defendants: us, our directors and officers who signed the registration statement in connection with our initial public offering, and certain of the underwriters that participated in our initial public offering. Our directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of our common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of our common stock (or to be awarded rescissory damages if the class member has sold our stock) and prejudgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including our action. On October 17, 2001, a group of underwriter defendants moved for Judge Scheindlin’s recusal. Judge Scheindlin denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of Judge Scheindlin in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants’ application for a writ of mandamus seeking Judge Scheindlin’s recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the actions, including our action. On May 23, 2002, a conference was held at which the court set a briefing schedule for the filing of motions to dismiss the amended complaints. On July 1, 2002, the underwriter defendants filed their motion to dismiss the amended complaints. On July 15, 2002, the issuer defendants filed their motion to dismiss the amended complaints. The briefing on the motions to dismiss has been completed, and the judge heard oral arguments on the motions on November 1, 2002. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to the Company, the Section 10(b) and Rule 10b-5 claims, alleging that we participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference. Subsequently, the plaintiffs and issuer defendants made a motion for preliminary approval of the settlement agreement. On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement. Reply briefs have been submitted and the parties are awaiting the court’s decision on the motion. The settlement agreement is subject to the approval of the district court. We intend to vigorously defend ourselves.

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. We believe the first of these investigations does not involve any allegation of wrongful conduct on our part. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including the Company. This investigation, insofar as it relates to us, appears to focus generally on whether our transactions and relationships with Qwest and its employees were appropriately disclosed in our public filings and other public statements.

The United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including us. In connection with that investigation, the U.S. Attorney has sought documents and information from us and has sought interviews from persons associated or formerly associated with us, including certain of our officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither we nor any of our current or former officers or employees is a target or a subject of the investigation.

We are cooperating fully with these investigations. We are not able, at this time, to say when the SEC and/or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to us will be. These investigations could result in substantial legal costs and a diversion of management’s attention that may have a material adverse effect on our business, financial condition and results of operations.

On October 5, 2004, we filed an action in the US District Court for the District of Maryland against its property insurance carrier, Great Northern Insurance Company, for breach of contract under a building and personal property insurance policy sold to us by Great Northern. The claim is for a loss sustained by us due to a fire in a warehouse that occurred in March 2003. The amount of loss alleged by us exceeds $46 million, of which Great Northern has paid $4.5 million. We have requested a jury trial for this dispute. Great Northern’s answer to the Complaint is due in early January 2005.

We and our subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	None.

(b)	In connection with the acquisition of Focal on September 1, 2004, 8,641,829 shares of our common stock were issued to Focal stockholders, of which 18,209 shares relate to interest and were issued at a rate of $10.20 in accordance with the Merger Agreement. The price per share for the remaining shares issued was determined to be $12.70 based on the average closing price for the 20-day period ending three days before closing not to exceed a range between $12.70 and $29.50.

On August 19, 2004, we elected to pay our first interest and principal payment related to the private placement of our senior unsecured convertible notes issued on February 19, 2004 in part with common stock. This resulted in the issuance of 3,212,141 shares of our common stock. The number of shares issued was calculated using a conversion price of 95% of the average stock price for the 20 days preceding conversion. These actions have had the general effect of diluting the voting power of existing shareholders.

(c)	None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	None.

(b)	None.

(c)	None.

(d)	Not applicable.

Item 5. Other Information

(a)	None.

(b)	Not applicable.

Item 6. Exhibits

A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADWING CORPORATION

Date: November 9 , 2004	/s/ Lynn D. Anderson
Lynn D. Anderson
Senior Vice President, Chief Financial Officer and Treasurer

Date: November 9, 2004	/s/ Timothy C. Dec
Timothy C. Dec
Senior Vice President, Financial Planning and Treasury

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002