Form 10-K
period 2004-12-31
BROADWING CORP
filed 2005-03-16
CIK 1060490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for fiscal year ended December 31, 2004

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

As of December 31, 2004, the aggregate market value of the voting stock held by nonaffiliates was approximately $612,153,259.

As of February 28, 2005, there were 73,515,704 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement, which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on May 13, 2005.

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document, we have provided below definitions of some of these terms.

Access Lines.    Telephone lines reaching from the customer’s premises to a connection with the public switched telephone network. When we refer to our access lines we mean all our consumer, wholesale and business access lines, including those used by us and our affiliates.

Asynchronous Transfer Mode (ATM).    A broadband, network transport service that provides a fast, efficient way to move large quantities of information.

Competitive Local Exchange Carriers (CLECs).    Telecommunications providers that compete with us in providing local voice services in our local service area.

Customer Premises Equipment (CPE).    Telecommunications equipment sold to a customer, usually in connection with our providing telecommunications services to that customer.

Frame Relay.    A high speed switching technology, primarily used to interconnect multiple local networks.

Incumbent Local Exchange Carrier (ILEC).    A traditional telecommunications provider, such as Qwest Corporation, that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area.

Interexchange Carriers (IXCs).    Telecommunications providers that provide long-distance services to end-users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA or between exchanges within a LATA.

Internet Protocol (IP).    A protocol for transferring information across the Internet in packets of data.

Internet Service Providers (ISPs).    Businesses that provide Internet access to retail customers.

Private Lines.    Direct circuits or channels specifically dedicated to an end-user organization for the purpose of directly connecting two or more sites.

Unbundled Network Elements (UNEs) Platform (UNE-P).    Discrete elements of networks that are sold or leased to competitive telecommunications providers and that may be combined to provide their retail telecommunications services.

Virtual Private Network (VPN).    A private network that operates securely within a public network (such as the Internet) by means of encrypting transmissions.

Voice over Internet Protocol (VoIP).    An application that provides real-time, two-way voice capability originating in the Internet protocol over a broadband connection.

Web Hosting.    The providing of space, power and bandwidth in data centers for hosting of customers’ Internet equipment.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Some of the statements contained in this Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. These statements are subject to known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those currently anticipated. The forward-looking information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called “forward-looking statements” by our use of words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “intend” or “potential” or the negative of those words and other comparable words. You should be aware that those statements reflect only our current views with respect to such matters. Actual events or results may differ substantially. Important factors that could cause actual events or results to be materially different from the forward-looking statements include those discussed under the heading “Item 1. Business—Risk Factors” and throughout this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements in connection with new or future events or otherwise.

Item 1.    Business

Unless otherwise indicated, the information in this Annual Report on Form 10-K gives effect to a 1-for-10 reverse stock split that was declared by our Board of Directors on September 28, 2004 and effective on October 8, 2004. The stock split was effected through a 1-for-20 reverse stock split, immediately followed by a 1-for-1 stock dividend for all shareholders of record as of October 8, 2004. All share and per share amounts have been restated as if the stock split and stock dividend had occurred as of the earliest period presented.

Introduction

Broadwing Corporation and its subsidiaries (“Broadwing” or the “Company”), formerly known as Corvis Corporation, operate two businesses that serve different elements within the telecommunications industry. The communications services business is comprised of Broadwing Communications, LLC. The communications services business is a provider of data and Internet, broadband transport, and voice communications services to large enterprises, mid-market businesses and other communications service providers over a nationwide facilities-based network connecting 137 cities nationwide and is the source of the majority of our revenues. Our communications equipment division designs, manufactures and markets transmission, switching and network management equipment primarily to the U.S. Federal Government.

The Company was incorporated under the laws of the State of Delaware on June 2, 1997. On October 8, 2004, we changed our name to Broadwing Corporation. Our principal executive offices are located at 7015 Albert Einstein Drive, Columbia, Maryland 21046; and our telephone number is (443) 259-4000. Our Internet website address is www.broadwing.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file them with or furnish them to the SEC.

Communications Services

Overview

Our communications services division began operations on June 13, 2003, when we invested approximately $71.1 million, net of purchase adjustments and acquisition costs, for most of the assets and certain of the liabilities of Broadwing Communications Services, Inc. Prior to the acquisition, Broadwing Communications

Services, Inc. had been one of our largest equipment division customers, representing 61%, 43% and 12% of total communications equipment revenue in 2001, 2002 and 2003, respectively.

We invested approximately $98.6 million, including acquisition costs, and assumed $98.1 million in debt to acquire Focal Communications Corporation (“Focal”) and have commenced integration efforts. Focal was a competitive local exchange carrier that provided voice and data solutions to large and medium enterprises, government entities, universities and other communication service providers. Focal has a local fiber network in nine cities, offers services across the country in 23 Tier 1 markets from Boston to Miami and New York to Los Angeles, and maintains a 4,000 enterprise and wholesale/carrier customer base.

Our business strategy is to be the network supplier of choice for enterprise, strategic service provider, mid-market and government customers. We believe that our network and growth-oriented strategy will enable us to compete in the markets in which we operate. Our all-optical network, capable of transmitting up to 800 Gbs per fiber, gives customers the benefit of high quality, technologically advanced solutions allowing for rapid provisioning, and highly flexible customized networking. Additionally, with the recent Focal acquisition, we expect to expand our customer base, network reach, and portfolio of voice, data and video network services. As we enter 2005, we will continue to focus on profitably growing our revenue and improving our own network to facilitate improved customer service and profitability. We also plan to continue grooming our network to deliver service in the most effective and efficient manner, while continuing our focus on cost reductions and process improvement.

The Communications Industry

The communications services industry continues to evolve, both domestically and internationally, providing significant opportunities and risks to the participants in these markets. Factors that have been driving this change include:

•	a highly competitive environment that has led to a large number of corporate bankruptcies and consolidation of industry participants, all resulting in significant price competition and uncertainty;

•	technological advances resulting in a proliferation of new services and products as well as rapid increases in network capacity; and

•	the Telecommunications Act of 1996 and continued regulatory and court action related to it.

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

In the United States, the Telecommunications Act of 1996 has had a significant impact on communications service providers by establishing a statutory framework for opening the local service markets to competition and by allowing regional phone companies to provide in-region long distance services. In addition, prices for long distance minutes and other basic communications services have declined as a result of increased competitive pressures, governmental deregulation, introduction of more efficient networks and advanced technologies, and product substitution. Competition in these basic communications services markets has recently been based more on price and less on other differentiating factors that appeal to the larger business market customers, including range of services offered, bundling of products, customer service, and communications quality, reliability and availability.

Furthermore, the introduction and growth of wireless carriers has put additional competitive pressure on traditional voice long distance business services, particularly in the “dial 1” long distance, card and operator services markets.

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

Applications and Services

We provide a comprehensive array of data and internet, broadband transport and voice communications services. We have designed these communications services to meet the needs of our customers, from small and medium business to multi-location business, large enterprise, carrier and wholesale customers.

Data and Internet Services

We offer a comprehensive Data and Internet product portfolio that provides customized solutions. We believe that our products are tailored to meet customers’ needs and provide the scalable, reliable, secure connection to the Internet as well as the data capacity that they seek. Broadwing’s Data and Internet offerings include:

•	Dedicated Internet Access

Broadwing’s Dedicated Internet service provides fixed capacity through a reliable, constant connection to the Internet.

•	Frame Relay and Asynchronous Transfer Mode

Broadwing’s Frame Relay and ATM services enable customers to receive data, voice, video and other multimedia traffic requirements within one network without the cost and inflexibility of a leased line. Frame Relay is ideal for connecting local area networks (“LANs”) and scalable to meet our customers’ changing business needs. Broadwing’s ATM service supports multi-protocol, multi-vendor data environments. ATM can be integrated with Frame Relay networks allowing customers to have one network for voice, video and data. ATM is targeted for wide area networks (“WANs”) and enterprise networks because of its ability to support real-time, delay-sensitive applications.

•	IP VPN

Broadwing’s Internet Protocol Virtual Private Network enables customers to create their own network by renting a piece of our network. An IP VPN connects customer offices and/or facilities enabling secure and reliable communication of data and voice in a cost effective manner.

•	IP Videoconferencing

Broadwing’s IP Videoconferencing is a cost-effective way for businesses to conduct meetings face to face, without the added expense of traveling personnel.

•	Colocation

We provide our customers space and electrical power at our secured locations allowing customers to interconnect their equipment with ours. Broadwing offers two types of Colocation services: Data Colocation and CIF Colocation (Customer Interface Facilities). CIF Colo primarily supports Telecom gear that uses DC power in facilities that are rarely visited. Data Colo (aka Data Center Colo) primarily supports computer/server gear that uses AC power in facilities that are more frequently visited.

•	Voice over IP (VoIP)

VoIP is a technology that enables customers to send voice calls using Internet protocol. In 2004, Broadwing introduced its first product offering, PRIorityConnect. PRIorityConnect is a new VoIP aggregation service that allows carriers and enterprises to expand their VoIP offering nationwide without purchasing and deploying additional network infrastructure. The Company expects to roll out additional products during 2005 and continue to perform product trials with Fortune 500 companies nationwide.

•	Media Services

Broadwing offers both retail and wholesale media transport services to the broadcast television and media producer market. During 2004, Broadwing completed the construction and turn-up of its Media Services Network, which consists of thirteen nodes in major cities with a Television Operating Center in Columbia, Maryland. The Center provides Broadwing with enhanced network management and control capabilities for the Media Services Network that was launched earlier during the year, which serves the high-performance needs of the broadcast television and media markets.

Broadband Transport Services (BBT)

Broadwing provides dedicated transmission capacity on its networks to customers that desire high-bandwidth links between locations

Broadwing’s BBT offerings include:

•	Private Line

Private Line is an end-to-end non-switched circuit, allowing customers to create their own data network by renting a piece of our network. Private Line connects customer offices and/or facilities enabling secure and reliable communication of voice, video and data in a cost effective manner.

•	MultiConnect Private Line

The Broadwing MultiConnect Private Line product is a WAN solution that provides the performance, security and flexibility of a private line network with flat rate, distance-insensitive pricing. MultiConnect Private Line is targeted for mid-sized businesses that need competitively priced Private Line services or who seek bandwidth in their current WANs.

•	Wavelength (OCX)

Broadwing’s OCX products deliver capacity at the wavelength level, which provides a low cost alternative to lighting new fiber or buying and deploying equipment on existing fiber to add incremental capacity. Broadwing’s OCX provides the power of OC-48C (2.5 Gbps) and OC-192C (10 Gbps) circuits to a customer without the limitations of their network infrastructure and operational time tables.

Voice Services

Broadwing provides end-to-end voice solutions including:

•	Long Distance

Broadwing offers switched and dedicated long distance voice services within the United States, meaning calls outside of the local calling area. Switched services offer customers long distance service based on usage at a contracted price per minute, while dedicated services provide customers a fixed amount of origination or termination capacity. We also provide international long-distance services for voice calls that terminate or originate with our customers in the United States at a contracted price per minute.

•	Local

With the acquisition of Focal, Broadwing now provides inbound and outbound local phone service. Basic inbound local service allows for the completion of calls to a phone number that we supply our customers. Alternatively, local number portability, or LNP, allows Broadwing to provide inbound local communications services using a customer’s existing phone number. LNP enables Broadwing to provide emergency services to companies that lose their service as a result of man made or natural disasters. LNP has become increasingly competitive in the marketplace. Broadwing markets this service to its customers as both a primary and backup service. Broadwing’s basic outbound service allows local and toll calls to be completed within a metropolitan region. This Direct Outward Dial service is utilized by end-users primarily as a replacement for the ILEC in placing calls to destinations within the region.

Local voice service to other carriers results in Inter-carrier compensation, which is associated with the transmission and termination of traffic between telecommunications carriers and includes switched access and reciprocal compensation revenue. Reciprocal compensation is the compensation exchanged between carriers for terminating local phone calls on one another’s networks.

•	Other

Other voice products include switched and dedicated 8xx toll-free, operator services including directory assistance, public telephone service, audio conferencing and broadcast fax.

Customer Premises Equipment (CPE)

Broadwing offers turnkey CPE solutions to complement its network services, making it easier for its customers to get what they need from one provider. CPE Services are specific to the hardware and services around supporting that hardware; which include CPE Procurement, CPE Configuration, CPE Implementation (Installation), and CPE Maintenance

Managed Network Services (MNS)

Fiber Optic technology enables signals to be transmitted at different wavelengths on a single fiber allowing for the leasing of one or more dedicated wavelengths to customers. Broadwing MNS allow customers to focus on their core business functions by having Broadwing monitor, maintain, and manage their business critical network functions. MNS provides customers with proactive network and management solutions that increase network availability, performance, and security.

Remote Data Protection

Broadwing Remote Data Protection is a secure, network-based data protection service via an IP connection. It is a fully automated remote data backup and recovery service for enterprises and their branch offices.

Integrated Voice and Data Services (IVAD)

IVAD targets branch offices of larger corporations as well as medium-sized businesses. IVAD is a scalable and flexible integrated voice and data service, allowing Broadwing to provide local, toll, long-distance and data traffic on a single dedicated circuit.

The Broadwing Network

The following diagram depicts the physical components of Broadwing’s comprehensive nationwide network.

We believe that Broadwing is the first and only carrier to build and operate a nationwide, all-optical switched backbone network that supports ultra-long distance optical transport. Portions of our all-optical network began carrying commercial traffic in late 2000 and the entire nationwide all-optical network was completed and began commercial operation in the first quarter of 2001.

With Broadwing’s all-optical switched backbone, we are able to remotely provision circuits through the network without the need for field intervention, thereby decreasing provisioning times and improving customer satisfaction. We believe our network infrastructure also reduces operating expenditures, equipment requirements, and conversion-based latency associated with traditional networks.

As part of our core network, we operate an OC48 Internet protocol (IP) backbone. Broadwing’s IP network is divided into eight core regions that allow it to transport signals directly between regions. This technology significantly speeds actual data throughput by minimizing the number of signal hops and allows Broadwing to carry high-quality voice, video and time-critical data for its customers. In addition, Broadwing completed the construction and turn-up of its Television Operations Center in Columbia, Maryland during the year, which serves the high-performance needs of the broadcast television and media markets.

As a result of the Focal acquisition, Broadwing now operates a local access network with switching infrastructure and an associated network operations center, in addition to metropolitan fiber in nine major markets. These local networks utilize Nortel DMS-500 SuperNode digital central office switches and leased local network trunking facilities from the ILECs and metropolitan network providers in each of our local markets.

Sales, Marketing and Customer Care

Overview

Our sales organization includes a direct sales force and alternative channels. Our direct sales force is organized into three major markets in order to best match product, services and technological expertise with customer needs and expectations. The Enterprise team focuses on providing complex data and network applications to medium to large sized businesses. The Carrier Service team focuses on carriers in the communications industry, including incumbent local exchange carriers (“ILECs”), interexchange carriers (“IXCs”), other carriers and wireless providers. Our Government Solutions team focuses on providing data and networking applications to the U.S. Federal government. As of December 31, 2004, Broadwing had 447 employees associated with sales and customer care.

Direct Sales Force

We have established an experienced direct sales force. Our strategy is to structure our sales efforts to enable our sales personnel to establish direct and personal relationships with our customers. We seek to recruit salespeople with strong sales and communications backgrounds, including salespeople from other communications service providers, communications equipment manufacturers, and network systems integrators. Salespeople are offered incentives through a commission structure that generally targets 40% to 50% of a salesperson’s total compensation to be based on performance.

Alternative Sales Channels

We have complemented our direct sales force by developing alternative sales channels to distribute the products and services available to our broadening customer base. These channels include numerous third party sales agents that generally receive commissions on monthly recurring revenue associated with sales contracts they bring to us.

Customer Care

After a customer’s services have been installed, our customer care operations center supports customer retention and satisfaction. Our goal is to provide customers with a customer care group that has the ability and resources to respond to and resolve customer questions and issues as they arise, 24 hours a day, seven days a week.

Regulatory Developments

Telecommunications services are subject to regulatory oversight of varying degrees at the state and federal level. The regulatory environment for telecommunications services is in a great state of flux and there are a number of regulatory proceedings that will have an impact, potentially both positive and negative, on our ability to successfully execute on our business plans. We cannot predict the outcome of these proceedings or their impact on the telecommunications industry or us.

The following summary of regulatory developments and legislation is not comprehensive. It does not describe all present and proposed federal, state and local regulation and legislation affecting the telecommunications industry.

Federal Regulation

The Telecommunications Act of 1996 (“Telecom Act”) became law on February 8, 1996. Among other things, the Telecommunications Act was designed to foster competition by establishing a regulatory framework to govern new competitive entry in the local and long distance telecommunications markets and to establish competition against the ILECs, such as Verizon and SBC. The Telecom Act entitles Broadwing to certain rights, but as a communications carrier, it also subjects Broadwing to regulation by the Federal Communications Commission (“FCC”) and the states. Broadwing’s designation as a communications carrier also results in other regulations that may affect Broadwing and the services it offers. The rights and obligations to which communications carriers are entitled and subject to have been and likely will continue to be subject to litigation in the courts and further review and revision by the FCC and Congress. We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets and pursuit of new opportunities resulting from the Telecom Act and technological advances as well as the timing and outcome of various regulatory proceedings and any appeals.

Under the Telecom Act, any entity may enter a telecommunications market, subject to reasonable state safety, quality and consumer protection regulations. The Telecom Act makes local markets accessible by requiring the ILEC to permit interconnection to its network and establishing ILEC obligations with respect to:

•	Colocation of equipment. This allows companies like Broadwing to install and maintain its own network equipment, including DSLAMs, ATM switches, and fiber optic equipment, in ILEC central offices.

•	Interconnection. This requires the ILECs to permit their competitors to interconnect with ILEC facilities at any technically feasible point in the ILECs’ networks.

•	Reciprocal compensation. This requires the ILECs and CLECs to compensate each other for local telecommunications traffic that originates on the network of one carrier and is sent to the network of the other.

•	Resale of service offerings. This requires the ILEC to establish wholesale rates for services it provides to end-users at retail rates to promote resale by CLECs.

•	Access to unbundled network elements. This requires the ILECs to unbundle and provide access to some components of their local service network to other local service providers. Unbundled network elements are portions of an ILEC’s network, such as copper lines or “loops,” that CLECs can lease in order to create their own facilities networks.

•	Number portability. This requires the ILECs and CLECs to allow a customer to retain an existing phone number within the same local area even if the customer changes telecommunications services providers. All telecommunications carriers are required to contribute to the shared industry costs of number portability.

•	Dialing parity. This requires the ILECs and CLECs to establish dialing parity so that all customers must dial the same number of digits to place the same type of call.

•	Access to rights-of-way. This requires the ILECs and CLECs to establish non-discriminatory access to telephone poles, ducts, conduits and rights-of-way.

The extent and scope of network access has been the subject of constant litigation by ILECs and CLECs since the passage of the Telcom Act. In August 2003, the FCC modified the list of network elements to reduce the number of elements ILECs must offer to competitors. The FCC also initiated a comprehensive review of its pricing regime for network elements in 2003. In March 2004, the United States Court of Appeals for the District of Columbia (“DC Court of Appeals”) vacated much of the FCC’s August 2003 decision and remanded the case back to the FCC for further consideration. On December 15, 2004, the FCC announced the issuance of new unbundling rules. These new rules will be effective on March 11, 2005. These new unbundling rules eliminate the obligation of the ILECs to provide unbundled switching (following a transition period) and restrict unbundled access to high capacity loops and transport to and between some of the larger ILEC end offices. An appeal has been filed with the DC court of Appeals on behalf of some of the ILECs who are seeking to apply the relief from the unbundling obligations for loops and transport to a greater percentage of their end offices. Although Broadwing does not rely extensively on network elements purchased from ILECs, the outcome of any appeal or any subsequent FCC action could adversely affect Broadwing insofar as it will remove one potential source of access to the ILEC’s networks it requires to provide service to its customers. In addition, any changes to the pricing scheme for network elements to the extent that Broadwing utilizes such network elements may affect Broadwing’s revenues. Broadwing obtains most of its dedicated long distance and local access to customers through the ILEC special access tariffs. The FCC recently issued a Notice of Proposed Rulemaking to re-examine the special access pricing flexibility accorded ILECS in the larger Metropolitan Statistical Areas. It’s impossible to predict what impact, if any, this proceeding will have on long term special access pricing but no decision from the FCC is likely to have an impact on Broadwing in 2005.

Telecommuncations Carriers compensate one another for traffic carried on each other’s networks. The entire methodology by which carriers compensate one another for exchanged traffic is under review by the FCC. The FCC is expected to issue an order or a series of orders this year that are likely to address in some measure access charges and reciprocal compensation charges as discussed below.

Access Charges.    Interexchange carriers such as Broadwing pay access charges to local telephone companies for long distance calls that originate and terminate on local networks. As a provider of local phone service, Broadwing is a beneficiary of the revenue from such access charges while it is burdened with the expense associated with these access charges as a provider of long distance services. Access charges for interstate traffic are set by the FCC and each state is responsible for regulating access charges for its respective intrastate traffic. Historically, these access charges have been set at prices well above cost in order to build in a subsidy for providing telephone service to high cost customers. With the advent of an explicit universal service subsidy mechanism in 1997, the rationale for significantly above costs access charges has disappeared and rates have steadily decreased since. Rates at the state level tend to be higher than at the federal level. Further rate decreases in the future will benefit Broadwing by lowering the cost of routing long distance calls but will negatively impact its revenue associated with providing local phone services.

Reciprocal Compensation Charges.    Local telephone companies typically charge one another for local and internet-bound traffic terminating on each other’s networks. These payments flow in both directions between any two carriers having an interconnection agreement. Because of the nature of its customer base, a Competitive Local Exchange Carrier (“CLEC”) generally terminates many more minutes of traffic than it originates resulting in substantially more revenue than expense. Many of the information service providers that provide access to the Internet are customers of CLECs and this dial-up access has been a significant source of reciprocal compensation revenue for the Company. In 2001, the FCC, concerned about the imbalance in traffic exchanged between carriers, adopted an interim order designed to limit the amount of compensation carriers could generate from Internet-bound traffic. Under the decision, if elected by incumbent carriers, traffic above a 3 to 1 ratio is presumed Internet-bound traffic and exchanged at a lower rate. The order also established total minute caps and prohibited Internet-bound traffic from newly entered markets to be compensated for at all. The FCC indicated that it intended for Internet-bound traffic to eventually be treated as “bill and keep”. Notwithstanding its stated goal to eliminate compensation for Internet-bound traffic, the FCC, on October 8, 2004, in response to a forbearance petition brought by Core Communications, lifted the minute caps and new-market prohibitions and permitted the existing rate of $.0007 per minute to remain in place. This order preserves Broadwing’s existing compensation stream for Internet-bound traffic for the time being.

Broadwing is also subject to federal and state regulations that implement universal service support for access to communications services by rural, high-cost, and low-income markets at reasonable rates; and access to advanced communications services by schools, libraries, and rural health care providers. Currently, the FCC assesses Broadwing for payments and other subsidies on the basis of a percentage of interstate revenue it receives from certain customers. The FCC adopted new rules regarding the assessment of universal service contributions in December 2002. Instead of assessing universal service contributions based on revenues accrued six months prior, contributions will now be based on projections of revenue. Also, the FCC placed limits on the mark-up carriers may place on the universal service line items on their customer bills. Several parties have asked the FCC to reconsider these rules. In addition, the FCC is considering assessing carriers’ universal service contributions based on a flat-fee charge, such as a per-line or per-number charge. The FCC is also reviewing whether to impose universal service obligations on additional types of providers, such as broadband and VoIP service providers. States may also assess such payments and subsidies for state universal service programs. Any changes to the assessment and recovery rules for universal service may affect Broadwing’s revenues.

The FCC is considering how to regulate broadband services provisioned by ILECs and other wireline providers of broadband Internet access services. The outcome of broadband proceedings may affect the degree of regulation to which Broadwing’s Internet access services are subject to in the future as discussed below.

Vonage Petition.    On September 22, 2003, Vonage Holdings, Inc. (“Vonage”) filed a petition requesting that the FCC preempt an order of the Minnesota Public Utilities Commission (“PUC”) that Vonage accede to PUC jurisdiction as a telecommunication carrier. Vonage claimed that it was an information services provider and not subject to state regulation. The PUC decision was overturned by a federal court which decision was recently upheld by a federal appeals court and, on November 9, 2004, the FCC ruled on the Vonnge petition and held that VoIP services were interstate in nature and subject only to federal jurisdiction.

AT&T Declaratory Ruling on VoIP and Access Charges.    AT&T sought a declaratory ruling that its VoIP servicing offering was exempt from access charges as an information service. The AT&T offering originated and terminated on the public switched telephone network and used conventional customer premises equipment. However, a portion of the call transport was provided after the call was converted to Internet Protocol. On April 21, 2004, the FCC held that the AT&T offering was subject to access charges. The FCC indicated that its ruling was limited to the facts of the AT&T offering and left for a future day what VoIP applications, if any, would be exempt from access charges.

Pulver.Com Ruling.    On February 12, 2004, the FCC ruled that the Pulver VoIP offering, which did not transit any portion of the public switched telephone network, would only be lightly regulated.

VoIP Rulemaking.    On February 12, 2004, the FCC initiated a rulemaking proceeding to address a myriad of regulatory issues associated with VoIP. At this time, it is unclear as to the extent of regulation to which VoIP will be ultimately subject to.

State Regulation

Broadwing is also subject to regulation by the state commissions in each state in which it provides services. Broadwing’s regulatory obligations vary from state to state and include some or all of the following requirements: filing tariffs (rates, terms and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the telephone company; seeking approval to issue stock, bonds, and other forms of indebtedness of the telephone company; reporting customer service and quality of service requirements; making contributions to state universal service support programs; geographic build-out; and other matters relating to competition.

Most states regulate entry into the markets for local exchange and other intrastate services, and states’ regulation of CLECs vary in their regulatory intensity. The majority of states require that companies seeking to provide local exchange and other intrastate services to apply for and obtain the requisite authorization from a state regulatory body, such as a state commission. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical and managerial capabilities and that granting the authorization will serve the public interest. As of December 31, 2004, we had obtained local exchange certification or were otherwise authorized to provide local exchange service in:

California	Georgia	Michigan	Ohio
Connecticut	Illinois	Minnesota	Pennsylvania
Delaware	Indiana	Missouri	Texas
District of Columbia	Maryland	New Jersey	Virginia
Florida	Massachusetts	New York	Washington

States generally retain the right to sanction a carrier or to revoke certifications if a carrier violates relevant laws and/or regulations. Delays in receiving required regulatory approvals could have a material adverse effect on us. We cannot assure you that regulators or third parties will not raise material issues with regard to our compliance or non-compliance with applicable laws or regulations.

Local Regulation

Broadwing’s networks are subject to numerous local regulations such as building code requirements, permits, licenses, franchises and local public rights of way. Such regulations vary on a city-by-city, county-by-county and state-by-state basis. Termination of, or failure to renew existing franchise or license agreements could have a material adverse effect on Broadwing operations. In addition, it is uncertain if fees will remain at current levels following the expiration of existing franchises. Broadwing could also be at a competitive disadvantage if its competitors do not pay the same level of fees that Broadwing does. Although the Telecom Act requires municipalities to manage public rights-of-way in a competitively neutral and non-discriminatory manner and prohibits the imposition of right-of-way fees as a means of raising revenue, the outcome of certain litigation surrounding this area may affect Broadwing’s future cost of operations.

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

Competition

The communications industry is highly competitive. Competition in communications services is based on price, types of services offered, customer service, access to customer premises and communications quality, reliability and availability. Broadwing’s principal competitors in the long distance voice market include AT&T, MCI, Sprint Corporation, Level 3 Communications, Inc., Qwest Communications International, Inc., Wiltel Communications, LLC, and regional phone companies.

Broadwing currently faces significant competition and expects that the level of competition will continue to increase. In addition, the Telecom Act permits regional phone companies to provide in-region interLATA interexchange services after demonstrating to the FCC that providing these services is in the public interest and satisfying the conditions for developing local competition established by the Telecom Act. All Bell Operating Companies (“BOCs”) have obtained authority to offer long distance services. As competitive, regulatory, and technological changes occur, including those occasioned by the Telecom Act, we anticipate that new and different competitors may enter and expand their position in the communications services markets. These will include regional phone company competitors plus entrants from other segments of the communications and information services industry. Many of these new competitors are likely to enter with a strong market presence, well-recognized names, and pre-existing direct customer relationships.

The continuing trend toward business combinations and alliances in the communications industry will also create stronger competition for Broadwing. In addition, a substantial number of customers seek to purchase local, interexchange and other services from a single carrier as part of a combined or full service package. Thus, the simultaneous entrance of numerous new competitors for combined service packages is likely to materially adversely affect Broadwing’s future revenue and earnings.

Our primary competitor in each of our existing local markets is the ILEC, including Bell South, Verizon, Qwest, and SBC. Typically, the ILECs offer a wider variety of services in a broader geographic area and have much greater resources. Consequently, this may encourage an ILEC to subsidize the pricing for services in which we compete with the profits of other services in which the ILEC remains the dominant provider. In addition to competition from ILECs, we also face competition from other CLECs. Although CLECs overall have only captured a relatively small percentage of the U.S. local telecommunications market, we nevertheless compete to some extent with other CLECs in our customer markets. In some instances, these CLECs have greater resources and offer a wider range of services. In addition, communications providers have been facing competition from non-traditional sources such as Internet-based services, high-speed cable Internet service, e-mail, and wireless services.

Communications Equipment

Overview

Our communications equipment business operates through our subsidiary, Corvis Equipment Corporation which designs, manufactures and sells high performance communications equipment. We also provide installation and professional services that support our product offerings.

Starting in 2001 and continuing through 2004, conditions within the general economy and communications sector have resulted in significantly reduced capital expenditures by carriers and a reduced demand for our communications equipment division product and services. These declines have had a severe impact on our communications equipment revenue and results of operations. We cannot predict when or if market conditions will improve. In response to these conditions, we have implemented a series of restructuring initiatives within our communications equipment division designed to decrease our business expenses and to conserve our financial resources. These actions included staff reductions, facility consolidations and the curtailment of discretionary spending. These restructuring plans have been reflected in our results of operations in 2002, 2003 and 2004. Our communications equipment division is now focused on selective engagements primarily associated with marketing and selling our Optical Convergence Switch (“OCS”) product to the U.S. Federal government. Additionally, the communications equipment division serves a strategic role in the expansion and maintenance of our network. The communications services division is now the major focus of the Company and revenues from the communications services division will account for most of our revenue for the foreseeable future.

Optical Convergence Switch (“OCS”)

Our communications equipment division’s principal product is the OCS or an optical-electrical-optical (“OEO”) cross-connect switch providing standard point-to-point, ring and mesh networking functionality enabling carriers to deliver current SONET/SDH services. We believe the OCS provides the following advantages:

•	Lowers expenditures to install and operate a communications network by providing enhanced density, scalability and flexibility when compared to current legacy network devices;

•	Provides industry standard “open” interfaces to support multi-vendor compatibility with existing network equipment that complies with industry standards;

•	Provides for efficient management, grooming, and aggregation of up to 240 gigabits of STS-1 traffic in a single shelf or up to 1.44 Tbit/second in eight shelves as a single network element;

•	Allows for in-service expansion on an incremental basis to provide “pay-as-you-grow” support for up to 720 gigabits of STS-1 traffic in a single rack;

•	Designed to support fully non-blocking switching capacity up to 11.5 terabits of STS-1 traffic in a single network element in the future;

•	Provides grooming and switching down to the STS-1/VC-4 level;

•	Offers full SDH/Sonet conversion including AU-3/TU-3 interworking;

•	Facilitates rapid service provisioning of sub-wavelength and wavelength services across the optical transport infrastructure; and

•	Provides for protection and restoration of services across the optical transport infrastructure.

Competition

We compete in a rapidly evolving and highly competitive communications equipment market. Companies such as Alcatel, Cisco, Lucent, Nortel and Ciena have historically dominated the market for our products. We expect to continue to compete with these and other established and new market entrants. We believe that the principal competitive factors in our market include:

•	product performance, including high-capacity transmission over long distances without regeneration;

•	speed and cost of deployment;

•	ability to reconfigure or increase network capacity;

•	integrated network management under software control;

•	ongoing customer service and support;

•	perceived financial strength and longevity; and

•	price

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

Given the technological complexity of our products, we can give no assurance that claims of infringement will not be asserted against us or against our customers in connection with their use of our products, nor can there be any assurance as to the outcome of any such claims. See “ Item 3. Legal Proceedings”

Employees

As of December 31, 2004, Broadwing had approximately 1,661 employees. The Company believes that its success depends in large part on its ability to attract and retain qualified employees.

Risk Factors

Communications Services Business

We need to increase the volume of traffic on our network or our network will not generate the necessary profits to achieve positive cash flow from operations.

We must increase the volume of Internet, data, voice and video transmission on our network in order to realize the anticipated cash flow, operating efficiencies and cost benefits. If we fail to develop new large-volume customer relationships or are unable to maintain our relationships with current customers, we may not be able to achieve the necessary traffic, which would adversely impact our profitability and cash flow.

Our ability to utilize our network may be severely limited if we are not able to maintain rights-of-way and permits, which would adversely affect revenues and cash flow.

Our network consists of several thousand miles of fiber optic cable located across the United States on property that we do not own. Our ability to utilize this network depends on maintaining rights-of-way and required permits from railroads, utilities, government authorities and third-party landlords on satisfactory terms and conditions. We cannot guarantee that we will be able to maintain all of our existing rights and permits. Although we expect to maintain and renew our existing agreements, the loss of a substantial number of existing rights and permits could have a material adverse impact on our revenue if we were unable to provide services to our customers or on our profitability and financial condition if we are required to purchase higher priced network alternatives. For portions of our network that we lease or purchase use rights from third parties, we must rely on such third parties’ maintenance of all necessary rights-of-way and permits. Some agreements that we may rely on to use portions of other companies’ networks could be terminated if associated rights-of-way were terminated, which would adversely affect our ability to serve our customers and negatively impact our revenue and profitability.

Significant capital expenditures will be required to maintain our network, and if we fail or are unable to adequately maintain our network, there could be a material adverse effect on our revenues and cash flow.

We could incur significant capital expenditures as a result of unanticipated expenses, regulatory changes and other events that impact our business. If we do not have sufficient cash on hand or the ability to borrow sufficient cash on favorable terms, we may be unable to make any necessary capital expenditures. If we fail to adequately maintain our network to meet customer needs, there could be a material adverse impact on our revenue and profitability. We could also be subject to lawsuits or regulatory proceedings for failure to adequately maintain our network.

Regulatory initiatives could put us at a competitive disadvantage or lower the rates that we are permitted to charge for our services, which would decrease our revenue and profitability.

We are subject to regulatory oversight of varying degrees at the local, state and federal levels. We are regulated primarily by both the Federal Communications Commission, or FCC, and the state public utility commissions in the states in which we provide services to customers. The FCC provides regulatory oversight for service terms and rates offered by communication carriers. Additionally, state public utility commissions can issue regulations that affect the types of services that we can provide and the rates we can charge for our services, as well as with respect to certain other consumer-related issues. Regulatory initiatives that would put us at a competitive disadvantage or mandate lower rates for our services could result in lower profitability and cash flow. The FCC or other federal, state and local governmental authorities having jurisdiction over the communications industry could adopt regulations or take other actions that could adversely affect our business prospects, profitability and cash flow.

The communications industry has been the subject of legislative initiatives at both the federal and state levels, and we expect these initiatives to continue. The Telecom Act, which we refer to as the Telecom Act, provides, among other things, a framework for local competition, but requires the FCC and state governmental agencies to implement rules for this framework. These rules have been the subject of numerous appeals, both in the courts and to Congress. Legislation has been proposed to amend the Telecom Act in almost every session of Congress since its adoption, and members of Congress use hearings and letters to regulators to influence the rules adopted to implement it. This Congressional participation in the development of regulatory policy and enforcement has caused the regulatory process relating to the communications industry to become less predictable and increases the risk that we will be adversely affected by the rules that are ultimately implemented and/or the regulatory process. Similar legislative involvement has occurred in various states. Any regulatory changes could have a material adverse impact on our revenue and profitability.

We rely, in part, on portions of competitors’ networks to carry communications signals. If we are not able to maintain these agreements, we may incur additional significant expenses in obtaining alternate agreements with other carriers to carry communications signals, which could adversely affect our profitability and cash flow.

We use network resources owned by other companies for portions of our network. We obtain the right to use such network portions through operating leases and IRU agreements in which we pay for the right to use such other companies’ fiber assets and through agreements in which we exchange the use of portions of our network for the use of portions of such other companies’ networks. In several of those agreements, the counter party is responsible for network maintenance and repair. If a counter party to a lease, IRU or an exchange suffers financial distress or bankruptcy, we may not be able to enforce our rights to use such network assets or, even if we could continue to use such network assets, we could incur material expenses related to maintenance and repair. We could also incur material expenses if we were required to locate alternative network assets. We may not be successful in obtaining reasonable alternative network assets if needed. Failure to obtain usage of alternative network assets, if necessary, could have a material adverse impact on our ability to carry on business operations.

In an effort to reduce our costs for the use of such third party networks, we have undertaken an initiative to reduce our dependency and diversify the use of the networks of our competitors. We executed this initiative in a number of ways, including by strategically moving traffic to lower cost third party networks, purchasing our own fiber in areas where access charges are high and/or where warranted by traffic volumes and renegotiating interconnection agreements as opportunities have allowed. If we are unable to successfully continue to execute this cost reduction strategy, we may incur higher access charges in future periods, which may adversely impact our profitability and cash flow.

Announced ILEC acquisitions of AT&T and MCI will create a tendency for the ILEC acquirer to favor their wholly owned or fully integrated interexchange carrier.

We acquire the vast majority of our access, the connection between our owned network and the customer premises, from the ILEC. If the ILEC, through acquisitions, or independent development of interexchange business, competes directly with our business, it will have a tendency of favor itself and its affiliates to our detriment. It is not yet clear what if any, constraints will be place on the ILEC’s by regulatory or antitrust agencies to protect independent interexchange carriers against this discrimination in the procurement of the bottleneck local access circuits. The ILEC’s favoring themselves in access could have a material adverse effect on our ability to obtain and retain customers because access is necessary in most cases to connect enterprise and customer and carrier customers to our network. Network access represents very large portion of our total costs and if we face less favorable pricing, we will be at a competitive disadvantage versus the ILEC.

Our ability to obtain access from competitive access providers, like AT&T and MCI, could be significantly reduced if they are acquired by the ILEC’s, as has been announced.

Our primary method of connecting with our customers is through local transport and last mile circuits we purchase from the ILEC. Our secondary method is purchasing such circuits from competitive access providers like AT&T and MCI. Competitive access providers are the only entities that exert competitive pricing pressure on the ILEC’s. If AT&T and MCI are both acquired, our number one and number two sources of lower priced competitive access are likely to disappear. The result will likely be higher prices.

If we are not able to successfully introduce new products and services, our revenue and profitability could be adversely impacted.

Our success depends on our ability to anticipate the needs of current and future customers. We seek to meet these needs through new product introductions, service quality and technological superiority. Our failure to anticipate the needs of these customers and to introduce the new products and services necessary to attract or retain customers could have a material adverse impact on our revenue and profitability.

We are subject to risk due to a significant amount of revenue being derived from companies that are communications providers, Internet service providers and cable television companies.

A significant portion of our revenue is derived from communications carriers, many of which have filed for bankruptcy or have been adversely affected financially by the prolonged decrease in the price for telecommunication services. To the extent these large customers cease to employ our network to deliver their services, or cannot pay outstanding accounts receivable balances, our revenue and cash flow could be materially adversely affected. Most of our arrangements with large customers do not provide us with guarantees that customer usage will be maintained at current levels. Moreover, industry pressures have caused communications carriers to look aggressively for ways to cut costs, which has resulted in reduced demand and reduced prices. In addition, the ability of certain customers and competitors to construct and/or expand their own facilities as well as further consolidation in the communications industry could result in customers ceasing or reducing their use of Broadwing’s network.

Revenue from our ten largest customers accounted for approximately 19% and 20% of total communications services revenue in 2004 and 2003, respectively. In addition, revenue from communications carriers accounted for 38% and 40% of total communications services revenue in 2004 and 2003, respectively.

Our operations depend upon the ability of third party suppliers to provide advanced, reliable network equipment on a timely basis. The inability of suppliers to provide the needed equipment or services could materially adversely affect our revenue and profitability.

Where possible and practical, we utilize commercially available technologies and products from a variety of vendors, including products from our own communications equipment division. However, suppliers of network equipment may not be able to meet equipment requirements on a timely basis, and equipment may not perform as expected. The following factors could disrupt our operations by jeopardizing the service provided to our customers and limiting our ability to introduce new services and obtain and retain customers:

•	extended interruption in the supply of network equipment;

•	material increase in prices;

•	significant delay by suppliers in their shipment of products, their release of new products or the failure of their products to perform as expected;

•	financial failures of key suppliers; and

•	extended delay in transitioning to the products of an alternative supplier, if necessary.

We may not be able to obtain the necessary equipment from vendors in the future. If we cannot obtain adequate replacement equipment or services, or an acceptable alternate vendor, it could cause a material adverse impact on our revenue and profitability.

Network failure and transmission delays and errors could expose us to potential liability that could materially adversely affect our revenue and profitability.

Our network utilizes a variety of communications equipment, software, operating protocols and components of others’ networks for the high-speed transmission of data and voice traffic among various locations. Such equipment, software and physical locations could malfunction, suffer physical damage or otherwise become impaired. We are held to high quality and delivery standards in our customer contracts. Network failures resulting in service interruptions or delays in the delivery of services could result in a loss of customers.

Furthermore, failures or delays could expose us to claims by our customers that could have a material impact on our profitability and cash flow.

Increased competition could adversely affect our revenue, profitability and cash flow.

There is substantial competition in the communications industry. Competition may continue to intensify due to the efforts of existing competitors to address difficult market conditions through reduced pricing, bundled offerings or otherwise, as well as a result of the entrance of new competitors and the development of new technologies, products and services. Price competition has been intense and may further intensify. If we cannot offer reliable, value-added services on a price competitive basis in any of our markets, we could experience a decline in revenue. In addition, if we do not keep pace with technological advances or fail to respond timely to changes in competitive factors in the industry, we could lose market share or experience a decline in our revenue and profit margins.

In the long-distance voice services market, we face significant competition from companies such as AT&T Corp., MCI, Sprint Corporation, Level 3 Communications, Inc., Qwest Communications International, Inc., Wiltel Communications Group, Inc. and regional phone companies. The significant capacity of these competitors has and may continue to result in decreasing prices even if the demand for higher-bandwidth services increases. In addition, some competitors are experiencing financial difficulties or are in bankruptcy reorganization. Competitors in financial distress or competitors emerging from bankruptcy with lower cost capital structures and substantial excess capacity in most markets could exacerbate downward pricing pressure in the communications industry.

There is also substantial competition within the local voice services market. Our primary competitor’s are the ILECs, including Bell South, Verizon, Qwest, and SBC. Typically, the ILECs offer a wider variety of services in a broader geographic area and have much greater resources. Consequently, this may encourage an ILEC to subsidize the pricing for services with which we compete with the profits of other services in which the ILEC remains the dominant provider. In addition to competition from ILECs, we also face competition from other CLECs. Although CLECs overall have only captured a relatively small percentage of the U.S. local telecommunications market, we nevertheless compete to some extent with other CLECs. In some instances, these CLECs have greater resources and offer a wider range of services.

Potential regulation of Internet service providers in the United States could adversely affect our operations.

The FCC has to date treated Internet service providers as enhanced service providers. Enhanced service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of Internet service providers and the services they provide. If the FCC were to determine that Internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on our cost to provide service, profitability and cash flow.

Our growth is dependent upon the successful integration of recently acquired businesses.

The integration of acquired businesses involves a number of risks, including, but not limited to:

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	difficulties in the assimilation and retention of employees;

•	difficulties in the assimilation of different corporate cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations; and

•	difficulties in the integration of departments, systems, technologies, books and records and procedures, as well as in maintaining uniform standards, policies and procedures and internal controls.

If we cannot successfully integrate acquired businesses or operations, our business, financial condition and results of operations could be materially harmed. Successful integration of these acquired businesses or operations will depend on the Company’s ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage and, to some degree, to eliminate redundant and excess costs. Because of the difficulties inherent in business integrations, we may not be able to achieve the benefits that we hope to achieve as a result of the acquisition. In addition, investors should not rely on the historical financial and operating performance of recently acquired businesses as an indication of future performance.

Communications Equipment Business

Our communications equipment division has been adversely impacted by developments in the communications industry over the past several years.

In the mid 1990s, the market for optical communications equipment was influenced by the entry of a substantial number of new companies. In the United States, that was due largely to changes in the regulatory environment, in particular those brought about by the Telecom Act. These new companies raised billions of dollars in capital, much of which they invested in new equipment, causing acceleration in the growth of the market for communications equipment.

Since 2001, however, we have seen a significant reversal of this trend, including the failure of a large number of new entrants and a sharp contraction of the availability of capital to the industry. Bankruptcies in the industry have slowed expenditures and investments. This in turn has caused a substantial reduction in demand for communications equipment, including our products.

We expect the factors described above to continue to affect our communications equipment division in the foreseeable future.

The communications equipment market is highly competitive and we may not be able to achieve or maintain profitability.

Competition in optical networking markets is intense. Large companies, such as Alcatel, Cisco, Lucent, Ciena and Nortel have historically dominated these markets. We face competition from other large communications equipment companies that are currently in or that may enter the market. Moreover, many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and sales and marketing resources than we do and may be able to undertake more extensive marketing effort and adopt more aggressive pricing policies. Additionally, competitors may foresee the course of market developments more accurately than we do and could develop new technologies that compete with our products or render our products obsolete.

In order to compete effectively, we must, among other things, deliver products that:

•	provide high reliability;

•	provide an overall cost-effective solution;

•	increase network capability easily and efficiently with minimal disruption;

•	operate with existing equipment and network designs;

•	reduce the complexity of the network in which they are installed by decreasing the amount of equipment required; and

•	provide effective network management.

If we are unable to compete successfully against our current and future competitors, we may have difficulty obtaining customers, and could experience price reductions, order cancellations, increased expenses and reduced gross margins, any one of which could adversely impact our revenue and profitability

Risks Related to Our Financial Results and Financial Condition

We have incurred significant losses since inception, and expect to continue to incur losses in the future.

We have incurred significant net losses since inception. As of December 31, 2004, we had an accumulated deficit of approximately $2.7 billion. We expect to continue to incur significant losses in the near-term in conjunction with restructuring and integration activities related to Focal, among other things. We cannot be certain when or if we will achieve profitability.

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

Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause the price of our common stock to fluctuate. The primary factors, among other things, that may affect our quarterly results include the following:

•	demand for communications equipment and services;

•	loss of customers or the ability to attract new customers;
•	changes in pricing policies or the pricing policies of our competitors;

•	costs related to acquisitions of technology or businesses; and

•	general economic conditions as well as those specific to the communications and related industries.

A delay in generating revenue or the timing of recognizing revenue and expenses could cause significant variations in our operating results from quarter to quarter. It is possible that in some future quarters our results may be below analysts and investors expectations. In these circumstances, the price of our common stock will likely decrease.

We may need additional capital to fund our existing and future operations. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned network development and marketing and sales efforts, which would harm our sales and profitability.

Network expansion and marketing and sales of new services require significant commitment of resources. We may incur significant operating losses or expend significant amounts of capital if, among other things:

•	We fail to establish market share or generate expected revenue;

•	Our network operating cost exceeds expectations;

•	Our capital expenditure forecasts change or prove inaccurate; and

•	We need to respond to unforeseen challenges or take advantage of unanticipated opportunities.

As a result of the above mentioned, we may need to raise additional capital. To the extent that additional capital is raised through the sale of equity securities, the issuance of such securities could result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Furthermore, additional capital, if required, may not be available on acceptable terms, if at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned network development and marketing and sales efforts, which would harm our revenue and profitability.

We depend on key personnel to manage our business effectively. If we are unable to retain key personnel or hire and retain other qualified personnel, our sales and financial condition could be harmed.

Our future success will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. Furthermore, our success is dependant upon the continued services of our executive officers and other key engineering, manufacturing, operations, sales, marketing and support personnel who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any key employee, including Dr. David Huber, Chairman and Chief Executive Officer, could negatively impact our ability to maintain customer relationships, which would harm our sales and financial condition.

Our Common Stock is Subject to Dilution

On February 19, 2004, we borrowed $225.0 million under unsecured convertible notes in a private placement to institutional investors. The maturity date of the loans is February 20, 2006. Borrowings under the loans accrue interest at a stated rate of 5% payable quarterly, while principal is scheduled for repayment in seven equal quarterly installments which commenced on August 19, 2004. Provided certain conditions are met and at our election, principal and interest are payable in either cash or common stock at a conversion price of 95% of the average stock price for the 20 days preceding conversion. Provided certain conditions are met, the notes can be prepaid in cash at any time at a premium of 103% if our common stock is trading at or above $13.50. Under certain conditions, our election to convert may require the issuance of additional warrants. Holders may convert their notes at any time.

In August and November 2004, we decided to issue shares of common stock as the form of payment of principal and interest due on the convertible notes, resulting in dilution of the prior equity interests of the stockholders. As of December 31, 2004, the outstanding principal balance on the convertible notes was $160.7 million. The next principal and interest payment was paid in common stock on February 22, 2005. On an ongoing basis, we will consider the method of payment of interest and principal associated with the convertible notes based on our capital resource needs and market conditions at the time.

The issuance of shares of common stock or options to management and employees would also result in additional dilution of the prior equity interests of the stockholders, which could adversely affect the market price and value of common stock. There can be no assurance that we will not need to issue additional equity securities in the future in order to execute our business plan, which would lead to further dilution to stockholders of common stock.

Item 2.    Properties.

We are headquartered in Columbia, Maryland and lease office space in a number of locations, primarily for network equipment installations and sales and administrative offices, totaling approximately 1,140,500 square feet of leased space. These leases expire in years ranging from 2005 to 2013 and have varying renewal options. We also own approximately 13 acres of real property in Arlington Heights, Illinois. This property, which includes a 52,000 square foot building, houses our second Chicago-area switching center, national data center and national network operations center. In connection with our restructuring activities and integration of Focal and Broadwing operations, we expect to consolidate or eliminate office space and various property leases during 2005.

Plant and equipment associated with communication services consists of central office equipment, including switching and transmission equipment, our long haul fiber optic backbone, and land and buildings. The majority of our fiber optic backbone has been developed through long-term indefeasible rights of use (“IRU”) agreements, in which we obtained the right to use specified fibers owned by third parties; or through construction of owned fiber optic facilities placed on third party properties under right-of-way agreements. The original term of these leases generally are 20 years.

We also operate a number of sales offices, customer care centers, and other facilities, such as research and development laboratories. The majority of these properties are leased.

We continue to manage the deployment and utilization of our assets in order to meet our growth objectives while at the same time ensuring that these assets are generating value for our shareholders.

Item 3.    Legal Proceedings

Ciena

By letter dated July 10, 2000, Ciena Corporation (“Ciena”) informed us of its belief that there is significant correspondence between products that we offer and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that we are willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that we are willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In February 2003, jury trials were held on the issues of infringement and invalidity of the remaining four patents. Our all-optical networking products were found by a jury not to infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. Our inverse multiplexing transceiver product, which can be used along with our all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain of our transmitters and receivers are operated in a WDM system was found by a jury to infringe the system patent, upon which a verdict was not reached in the February 2003 trial. In May 2003, we filed a motion to certify the record for interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit and Ciena filed motions for entry of judgment and for a permanent injunction, all of which are pending. In February 2004, our motion requesting a jury trial on a pending infringement issue was denied and we filed a Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit requesting that a retrial be ordered. The Federal Circuit denied the Writ, finding that the issues can be addressed later on appeal, if still necessary, after a final judgment has been entered by the District Court. On September 9, 2004, the Court entered a series of orders. The Court denied Ciena Corporation’s motion for an injunction on the patent that pertains to the use of certain types of transmitters and receivers in WDM systems. The Court granted Ciena Corporation’s motion for injunction on the patent against an inverse multiplexing product that is not used in our network and that we no longer sell. The Court also entered orders and judgments with respect to issues of validity and infringement reached by the juries in the three preceding trials. On January 7, 2004, the court amended its September 9, 2004 order and granted Ciena Corporation’s motion for injunction on the patent covering the manner in which certain of our transmitters and receivers are operated in a WDM system. We no longer make or sell the transmitters and receivers that are the subject of the injunction. We further believe that the injunction does not cover the transmitters and receivers that we currently use. The parties have filed post-trial briefs and are awaiting decision. We have filed an appeal relating to the Court’s injunction order and the parties have not commenced briefing. Post-trial activities and appeals may last up to a year or more and could result in retrials. A damages trial, if necessary, will not be held until the completion of appeals and any retrials.

Over the course of the litigation, the parties have had, and continue to have settlement discussions. We may consider settlement due to the costs and uncertainties associated with litigation in general, and patent infringement litigation in particular, and due to the fact that an adverse determination in the litigation could preclude us from producing some of our products until we are able to implement a non-infringing alternative design to any portion of our products to which such a determination applied. Even if we consider settlement, there can be no assurance that we will be able to reach a settlement with Ciena. A loss, if any, associated with these claims can not be estimated at this time. Management believes that the outcome of such actions and the proceeding will not have a material adverse effect on our business, financial condition, or results of operations.

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

By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO allocation actions, including our action. On October 17, 2001, a group of underwriter defendants moved for Judge Scheindlin’s recusal. Judge Scheindlin denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of Judge Scheindlin in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants’ application for a writ of mandamus seeking Judge Scheindlin’s recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the actions, including our action. On May 23, 2002, a conference was held at which the court set a briefing schedule for the filing of motions to dismiss the amended complaints. On July 1, 2002, the underwriter defendants filed their motion to dismiss the amended complaints. On July 15, 2002, the issuer defendants filed their motion to dismiss the amended complaints. The briefing on the motions to dismiss has been completed, and the judge heard oral arguments on the motions on November 1, 2002. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to the Company, the Section 10(b) and Rule 10b-5 claims, alleging that we participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference. Subsequently, the plaintiffs and issuer defendants made a motion for preliminary approval of the settlement agreement. On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement. Reply briefs have been submitted and the parties are awaiting the court’s decision on the motion. The settlement agreement is subject to the approval of the district court. On February 15th, 2005, Judge Scheindlin granted preliminary approval of the proposed settlement agreement between the plaintiffs and defendants, including Broadwing. The proposed settlement is a $1 billion dollar guaranteed settlement. The insurance companies for the defendants agreed to pay up to $1 billion dollars in total to the extent that judgment is rendered for the plaintiffs. If investors succeed in recovering more than $1 billion from the banks, the companies that went public, such as us, will not have to pay any additional amounts. The defendants’ insurance companies will be paying the settlement which is subject to the final approval of the district court. We intend to vigorously defend ourselves.

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

Great Northern Insurance Company

On October 5, 2004, we filed an action in the US District Court for the District of Maryland against our property insurance carrier, Great Northern Insurance Company, for breach of contract under a building and personal property insurance policy sold to us by Great Northern. The claim is for a loss sustained by us due to a fire in a warehouse that occurred in March 2003. The amount of loss alleged by us exceeds $46.0 million, of which Great Northern has paid $4.5 million. We have requested a jury trial for this dispute. The parties are conducting discovery in the matter, which is expected to be completed June 15, 2005. No trial date has been set.

Other

We and our subsidiaries are also subject from time to time to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of shareholders in the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock was traded on the Nasdaq National Market under the symbol “CORV” from July 27, 2000 until October 13, 2002. From October 14, 2002 until September 12, 2003, our common stock was traded on the Nasdaq Small Cap Market under the symbol “CORV”. Since September 15, 2003 until October 7, 2004, our common stock was traded on the Nasdaq National Market under the symbol “CORV”. On October 8, 2004, we amended our Certificate of Incorporation to change our name to Broadwing Corporation, after which our common stock has been traded on the Nasdaq National Market under the symbol “BWNG”. The following table sets forth, for the periods indicated, the high and low bid information as reported on the Nasdaq National Market or the Nasdaq Small Cap Market for our common stock. The information presented has been retroactively adjusted to reflect a 1-for-20 reverse stock split and an immediate subsequent 1-for-1 stock dividend that was effected on October 8, 2004, effectively resulting in a 1-for-10 reverse stock split.

	High	Low
Fiscal 2003
First Quarter (ended March 29, 2003)	$9.50	$4.70
Second Quarter (ended June 30, 2003)	$17.50	$5.70
Third Quarter (ended September 30, 2003)	$20.90	$11.40
Fourth Quarter (ended December 31, 2003)	$18.10	$12.80

Fiscal 2004
First Quarter (ended March 31, 2004)	$30.00	$18.00
Second Quarter (ended June 30, 2004)	$20.60	$13.30
Third Quarter (ended September 30, 2004)	$13.60	$8.00
Fourth Quarter (ended December 31, 2004)	$9.64	$5.23

As of February 28, 2005, there were 891 holders of record of our common stock.

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

Share Repurchases

On October 24, 2002, we announced that our Board of Directors had authorized share repurchase program under which we can acquire up to $25 million of our common stock. To date we have cumulatively repurchased 1,228,180 shares at an aggregate cost of $9.5 million or an average cost per share of $7.74. We did not repurchase any shares in either 2003 or 2004, and the maximum remaining value that may be repurchased is $15.5 million. The purchases will be executed at times and prices considered appropriate by us. We may suspend the share repurchase program at any time and from time-to-time without prior notice. The program does not have an expiration date.

Item 6.    Selected Financial Data.

You should read the following selected consolidated financial data along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those statements included in “Item 8. Financial Statements and Supplementary Data” Operating results for historical periods are not necessarily indicative of the results that may be expected for future periods.

During 1999, we changed our accounting reporting cycle from a calendar year-end to a 52- or 53-week fiscal year-end, ending on the Saturday closest to December 31 in each year. During 2003, we changed our accounting reporting cycle to a calendar year-end, which did not result in a significant impact on our consolidated financial results.

	Year Ended
	December 30, 2000	December 29, 2001	December 28, 2002	December 31, 2003	December 31, 2004
	(in thousands except per share data)
Statement of Operations Data:
Revenue:
Communications services	$—	$—	$—	$310,175	$658,376
Communications equipment	68,898	188,450	20,208	4,139	13,904

Total revenue	68,898	188,505	20,208	314,314	672,280
Operating expenses:
Cost of revenue:
Communications services (excluding depreciation and amortization)	—	—	—	231,983	452,822
Communications equipment	42,943	333,487	84,884	33,036	2,607

Total cost of revenue	42,943	333,487	84,884	265,019	455,429
Research and development, excluding equity-based expense	84,161	127,795	97,372	46,802	14,995
Sales, general and administrative, excluding equity-based expense	59,810	84,818	71,308	151,735	255,782
Depreciation	6,900	27,615	35,301	34,529	56,928
Amortization	46,746	125,940	18,491	6,913	4,632
Equity-based expense	98,358	98,807	65,400	20,597	8,634
Restructuring and other charges	—	789,242	124,825	59,381	3,946
Purchased research and development	42,230	—	34,580	—	—

Total operating expenses	381,148	1,587,704	532,161	584,976	800,346
Operating loss	(312,251)	(1,399,199)	(511,953)	(270,662)	(128,066)
Other income (expense), net	39,540	24,979	5,309	10,308	7,161
Interest expense, net of capitalized amounts	(10,900)	(3,873)	(1,116)	(504)	(31,275)

Net loss before minority interest	(283,611)	(1,378,093)	(507,760)	(260,858)	(152,181)
Minority interest	—	—	—	387	—

Net loss	$(283,611)	$(1,378,093)	$(507,760)	$(260,471)	$(152,181)

Basic and diluted net loss per common share	$(18.02)	$(39.41)	$(12.95)	$(6.05)	$(2.86)
Weighted average number of common shares outstanding	15,735	34,965	39,201	43,060	53,217

	As of
	December 30, 2000	December 29, 2001	December 28, 2002	December 31, 2003	December 31, 2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,024,758	$638,872	$457,833	$256,490	$149,915
Short-term and long-term investments	—	21,907	46,583	40,332	124,440
Working capital	1,172,040	726,505	459,843	253,601	98,260
Total assets	2,381,836	978,825	610,318	528,615	780,990
Notes payable and capital lease obligations, net of current portion	45,909	4,702	2,746	2,500	52,218
Redeemable stock	30,000	—	—	—	—
Total stockholders’ equity	2,186,593	888,853	540,078	397,669	455,039
Other Financial Data:
Capital expenditures	$90,659	$97,702	$18,740	$12,243	$74,724

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Our prospects are subject to uncertainties and risks. This Annual Report on Form 10-K contains forward-looking statements under the headings “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” and elsewhere, within the meaning of the federal securities laws, that also involve substantial uncertainties and risks. Forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, but not limited to, the risks and uncertainties discussed under “Risk Factors” and “MD&A” in the Company’s filings with the Securities and Exchange Commission.

The following MD&A should be read in conjunction with the consolidated financial statements and accompanying notes at Item 8. Financial Statements and Supplementary Data.

Overview

Broadwing Corporation operates two divisions within the communications industry. Our communications services division delivers data and Internet, broadband transport and voice communications services nationwide. Our communications equipment division designs, manufactures and sells high performance all-optical and electrical/optical communications equipment.

Until the acquisition of Broadwing Communication Services, Inc. on June 13, 2003, our communications equipment division was the primary focus of our capital investment and the sole source of our revenue. Due to significant declines in the opportunities within the communications equipment market, the communications services division is now the major focus of capital investment for the Company. Complementing our realigned business strategy, we recently expanded our communications services division through the acquisition of Focal Communications Corporation (“Focal”), a competitive local exchange carrier, on September 1, 2004. Revenue from the communications services division will account for most of the Company’s revenue for the foreseeable future. Our communications equipment division has been restructured through staff reductions and other consolidation efforts that were substantially completed in late 2003. Our communications equipment division is now focused on selective engagements with the U.S. Government and serves a strategic role in our network expansion and maintenance.

On September 28, 2004, we announced a 1-for-20 reverse stock split, resulting in every twenty shares of common stock to be combined into one share of common stock. Immediately following the reverse stock split, we enacted a one time, 1-for-1 stock dividend for all shareholders of record as of October 8, 2004, effectively resulting in a 1-for-10 reverse split. The stock split and stock dividend affects all of the Company’s stock, stock options and warrants outstanding on the record date. This MD&A has been retroactively adjusted to reflect both the stock split and stock dividend.

Communications Services

Our communications services division began operations on June 13, 2003, when we acquired most of the assets and certain of the liabilities of Broadwing Communication Services, Inc. for approximately $71.1 million. The division provides services to large enterprises, mid-market businesses and other communications service providers over a nationwide facilities-based network connecting 137 cities nationwide. We believe that our network and growth-oriented strategy has enabled us to compete effectively in the markets in which we operate.

Our all-optical network, capable of transmitting up to 800 Gbs per fiber, gives customers the benefit of high quality, technologically advanced solutions allowing for rapid provisioning, and highly flexible customized networking.

On September 1, 2004, we acquired Focal, a Chicago-based competitive local exchange carrier that provides voice and data solutions to large and medium enterprises, including government entities, universities and other communication service providers. Focal has a local fiber network in nine cities, offers services across the country in 23 Tier 1 markets from Boston to Miami and New York to Los Angeles, and serves over 4,000 enterprise and wholesale/carrier customer base.

The purchase price for Focal was $98.6 million, comprised of approximately $94.1 million of our common stock issued to Focal’s equity holders, of which $0.2 million relates to interest, and $4.5 million paid in cash. The Focal purchase price has been allocated to the assets and liabilities acquired on a preliminary basis and may change as additional information becomes available about the fair value of certain specific assets and liabilities that we are currently attempting to obtain.

We anticipate that the Focal acquisition will result in overall benefits to us. We believe that the addition of Focal’s local network to our communications services division will enable us to reduce our network access and termination costs, expand our current customer base and product offering to grow revenue, expand the reach of Broadwing’s nationwide all-optical network into targeted local markets throughout the United States, and improve the ability to negotiate better arrangements with vendors, all of which we believe will allow us to better compete in the highly competitive market for telecommunications services. Achieving the benefits of the merger will depend in part on the successful integration of Focal’s operations and personnel in a timely and efficient manner. Integrating Focal is a complex and time-consuming process that will to carry into 2005.

Communications Equipment

Starting in 2001 and continuing through 2004, conditions within the general economy, and the communications sector in particular, have resulted in reduced capital expenditures by carriers and a reduced demand for communications equipment. These declines have had a severe adverse impact on our communications equipment division revenue and results of operations. We cannot predict when or if market conditions will improve.

In response to these conditions, we have implemented a series of restructuring initiatives within our communications equipment division designed to decrease our business expenses and to conserve our financial resources. These actions included staff reductions, facility consolidations and the curtailment of discretionary spending. These restructuring activities have been reflected in our results of operations in 2002, 2003 and 2004. Our restructuring initiatives are ongoing and we may incur additional expenses in future periods. Our communications equipment division is now focused on selective engagements principally with the U.S. government and serves a strategic role in our network expansion and maintenance.

Because sales of our equipment products are limited to a small number of customers, associated revenue will likely be sporadic and unpredictable.

Critical Accounting Policies

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Some of these policies were adopted upon the Broadwing Communication Services, Inc. and Focal acquisitions. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable valuation allowances, accrued communications service cost, restructuring and other charges intangible assets, asset retirement obligations and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions and the variances could be material.

Revenue Recognition and Accounts Receivable Valuation Allowances

Communications Services.    Revenue and related reserves from services are recognized when the services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship. Expected customer relationship periods are estimated using historical data of actual customer retention patterns.

We record specific reserves to reduce revenue and related trade accounts receivable when significant uncertainties exist related to the collectibility of service billings. We record reserves associated with routine service credits granted to customers. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the estimate of the allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, the customers’ financial condition and historical experience. If the financial condition of our customers were to deteriorate or other circumstances occur that result in an impairment of customers’ ability to make payments, additional allowances may be required.

At December 31, 2004, a significant portion of these reserves primarily relate to reciprocal compensation and carrier access billings (“CABs”), associated with contracts acquired in the Focal purchase. These disputed amounts relate to service periods both before and after the acquisition date. Certain carriers have disputed these charges as inappropriate or outside the scope of existing tariffs or contractual agreements. Trade accounts receivable from reciprocal compensation and carrier access billing totaled $48.6 million with associated credit allowances totaling $31.7 million. If the resolution of these disputes differ from our estimates at the purchase date, we will make appropriate changes to our estimated fair value of Focal assets and liabilities acquired.

Communications Equipment Sales and Services.    Revenue from communications equipment sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved. Customer contracts generally include extensive lab and field trial testing and some include other acceptance criteria.

Accrued Communication Service Costs

We perform bill verification procedures to ensure that there are no errors in our access vendors’ billed invoices. The bill verification procedures include the examination of bills, the comparison of rates between billed rates with rates used by our expense estimation systems, the comparison of circuits billed to our database of active circuits, and evaluating the trend of invoiced amounts by our vendors, including the types of charges being assessed. If we conclude that we have been billed inaccurately, we will dispute the charge with the vendor and begin resolution procedures. We record a charge to cost of revenue and a corresponding increase to the accrued communication service costs for the disputed amounts, unless past experience or other corroborating evidence indicates that it is not probable that we will ultimately be required to pay. If we ultimately reach an agreement with a vendor in which we settle a disputed amount for less than the corresponding accrual, we recognize the resultant settlement gain in the period in which the settlement is reached. Previously unaccrued disputes are tracked and reviewed periodically to assess whether a loss has become probable and estimable, in which case an accrual is established.

Restructuring and Other Charges

Due to continued unfavorable economic conditions in the communications equipment industry and continued lack of expected equipment sales, our board of directors approved plans from 2001 through 2003 for the restructuring of our communications equipment division, including, reduction in the number of employees and the consolidation of certain facilities. During 2004, we have enacted additional restructuring initiatives primarily related to the integration of Focal operations. These decisions, as well as reductions in projected communications equipment sales and cash flows, have resulted in various asset impairment charges, including certain intangible assets, which are based on recoverability estimates and estimated fair values. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change that would reduce the estimated recoverability of our assets, additional restructuring and impairment charges may be required.

Intangible Assets

We have recorded intangible assets resulting from our acquisitions. We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and other intangible assets with an indefinite life be tested for impairment at least annually. The impairment test is a two-step process that requires intangibles to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment may exist, and the second step of the test is performed. In the second step, the fair value of the intangible asset is compared with the carrying value, and an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

We are required to review the recoverability of our goodwill and other intangible assets as indicated above. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change that would reduce the estimated recoverability of these assets, impairment charges may be required.

During the fourth quarter of 2004, the Company performed an impairment analysis of the intangible assets acquired as part of the Broadwing Communication Services, Inc. and Focal Communications acquisitions pursuant to SFAS 142 and SFAS 144. The Company did not recognize an impairment loss, as the carrying amount of finite-lived intangible assets were determined to be recoverable.

Goodwill and intangible assets not subject to amortization are tested annually in the fourth quarter for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying agent exceeds the asset’s fair value.

Asset Retirement Obligations

We have network assets located in leased properties such as equipment rooms, central offices, and network interconnections sites. For certain of these leases, we are legally obligated to remove our equipment when the lease expires. As required by SFAS No. 143, “Accounting for Asset Retirement Obligations,” we record a liability for the estimated current fair value of the costs associated with these removal obligations. We estimate our removal liabilities using historical cost information, industry factors, and current engineering estimates. We then estimate the present value of these costs by discounting the future expected cash payout to current fair value based on an estimated incremental borrowing rate. To the extent there are material differences between our estimated and actual removal costs, and our estimated and actual discount rates, we could be required to adjust our recorded liabilities at that time.

Litigation

We are involved in several material legal proceedings, as described in more detail in Item 3. Legal Proceedings in this report. We assess potential losses in relation to these and other pending or threatened legal matters.

If a loss is considered probable and the amount can be estimated, we recognize an expense for the estimated loss. To the extent these estimates turn out to exceed or be less than the actual liability resulting from the resolution of such matters, our earnings will be increased or decreased accordingly and if the differences are material, our consolidated financial statements could be materially impacted.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value beginning in our third quarter of 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The standard permits three transition method adoption alternatives:

•	“Prospective adoption” would require us to begin expensing share-based payments after July 1, 2005. Prior interim and annual periods would not be restated.

•	“Modified prospective adoption” would require us to begin expensing share-based payments effective January 1, 2005. Prior annual periods would not be restated.

•	“Modified retrospective adoption” would require us to begin expensing share-based payments effective January 1, 2005. Prior annual periods would be restated.

We are currently evaluating the impact that SFAS 123R will have on our consolidated results of operations and financial condition, which in part will be dependent on the transition and amortization methods used to adopt the new rules in 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We are required to adopt SFAS 153 effective January 1, 2006. We do not expect the adoption of SFAS 153 will have a material impact on our consolidated results of operations and financial condition.

Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003

Communications Services Revenue.    Communications services revenue consists of the sale of data and Internet, broadband transport, long-distance and local voice communication services. Data and Internet sales consist of high-speed data transport utilizing technology based on Internet protocol (“IP”) and ATM/frame relay. Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Long-distance voice services consist of dedicated and billed minutes of use, including the transmission of voice long distance services on behalf of wholesale and retail customers.

With the September 1, 2004 acquisition of Focal, we now provide local voice services. Local voice services consist of dedicated and switched inbound and outbound services. Inbound service allows for the completion of calls to our customers. Our basic outbound services allow local calls to be completed within a metropolitan region. Local voice services also include Inter-carrier compensation, which is associated with the transmission of traffic between telecommunications carriers and includes switched access and reciprocal compensation revenue. Reciprocal compensation is the compensation exchanged between carriers for terminating local phone calls on one another’s networks.

Quarterly revenue by product for the year ended December 31, 2003 and 2004 is as follows (in thousands):

	Year ended December 31, 2003				Year ended December 31, 2004
	*June 30,	September 30,	December 31,	Total	March 31,	June 30,	September 30,*	December 31,	Total
Data and internet services	$6,090	$34,053	$34,037	$74,180	$34,300	$35,964	$38,150	$41,731	$150,145
Broadband transport	10,586	56,272	57,136	123,994	57,969	59,323	62,081	65,289	244,662
Long-distance voice services	10,021	52,799	49,181	112,001	49,410	46,118	45,427	56,213	197,168
Local voice services	—	—	—	—	—	—	17,407	48,994	66,401

Total communications services revenue	$26,697	$143,124	$140,354	$310,175	$141,679	$141,405	$163,065	$212,227	$658,376

*	Includes revenue as of the date of the Broadwing Communication Services, Inc. and Focal acquisitions of June 13, 2003 and September 1, 2004, respectively.

Communications Services revenue increased to $658.4 million for the year ended December 31, 2004 from $310.2 million for the year ended December 31, 2003, primarily due to the inclusion of a full twelve month’s results for the communications services division in the current year as compared to six months for the year ended December 31, 2003. In addition, the current year’s results include revenue from Focal since September 1, 2004 of approximately $81.5 million, comprised of $66.4 million associated with local voice services, $3.7 million of data and Internet revenue, $10.9 million of long-distance voice services and $0.6 million of broadband transport. Local voice services include reciprocal compensation of $9.4 million and carrier access services of $8.9 million.

Our voice services revenue have been substantially impacted as a result of intense price competition. Overall, total voice revenues increased to $263.6 million for the year ended December 31, 2004 from $112.0 million for the year ended December 31, 2003. Excluding the effects of the timing of the Broadwing Communication Services, Inc. and Focal acquisitions, our long-distance voice services revenue increased primarily through increases in wholesale voice volumes associated with new contract wins, offset in part by a decrease in retail voice volumes as well as a decrease in overall average rates per minute. Our long-distance wholesale voice revenue can be subject to fluctuations dependent on the volume of traffic our carrier customers choose to place on our network based on available pricing within the wholesale market.

Excluding the effects of the Broadwing Communication Services, Inc. and Focal acquisitions, our Data and internet and Broadband revenues increased throughout 2004 principally through new contract wins.

Although we expect long-distance retail voice revenue to continue to be negatively impacted by pricing pressures in future periods, we believe that these decreases will be offset by increases in long-distance wholesale voice revenue, as well as continued increases in revenue from our data and Internet and broadband transport product groups.

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

Communications Equipment Revenue.    Communications equipment revenue increased to $13.9 million for the fiscal year ended December 31, 2004 from $4.1 million for the fiscal year ended December 31, 2003. The increase in revenue reflects significant increases in sales predominately to the U.S. Government. We expect communications equipment revenue to be sporadic and unpredictable in future periods, as the equipment division is now focused on selective engagements with the U.S. Government.

Communications Services Cost of Revenue.    Communications services cost of revenue increased to $452.8 million for the year ended December 31, 2004 from $232.0 million for the year ended December 31, 2003, primarily due to the inclusion of a full twelve month’s results for the communications services division in the current year as compared to six months for the year ended December 31, 2003, as well as cost of service associated with Focal operations which have been included in the results of operations since September 1, 2004.

As a percentage of communications services revenue, communications cost of revenue decreased to 69% from 75%. During 2004, we achieved significant savings in communication services cost of revenue within our voice and data products. The decrease was primarily due to new vendor agreements and network grooming and hubbing that have allowed us to substantially reduce our access and termination costs. In total, our domestic average voice termination cost per minute decreased 15% from 2003, while average cost per access circuit decreased 9% (without allocation of hubbing costs). In addition, we continued to execute on the network migration and capital build-out projects that were initiated during 2003, designed to improve network efficiencies by reducing the access charges and termination costs we incur. Our cost saving initiatives are ongoing, however, the pace of cost savings is not expected to continue at 2004 levels. In the short-term, cost of service as a percentage of revenue may increase due to our Focal integration and the effect of temporary capacity constraints associated with recent growth in voice volume. In addition, we cannot be certain that cost savings will outpace future revenue rate deterioration. Finally, a portion of our voice traffic is terminated with other carriers under contracts with pricing which is subject to adjustment. If pricing associated with these contracts increase, we will see a corresponding increase in our communications cost of revenue.

In light of our recent Focal acquisition and resulting increase in spending, we have entered into negotiations with certain vendors regarding changes to existing contractual arrangements. In the fourth quarter of 2004, we entered into a new agreement with SBC Telecommunications, Inc. and its affiliated companies (“SBC”). Under the terms of the agreement, we agreed to increase our annual minimum contractual commitment to approximately $63.0 million over 3 years in return for the settlement of certain outstanding disputes totaling approximately $17.6 million and other invoice credits totaling approximately $10.8 million which predominately will be recognized ratably over the contract life.

Communications Equipment Cost of Revenue.    Communication equipment cost of revenue decreased to $2.6 million for the fiscal year ended December 31, 2004 from $33.0 million for the fiscal year ended December 31, 2003. Communications equipment cost of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and manufacturing overhead including depreciation. Communications equipment cost of revenue for the year ended December 31, 2004 and 2003 included charges of approximately $0.2 million and $31.2 million, respectively, associated with excess inventory impairment charges. Excluding these charges, as a percentage of communications equipment revenue, cost of communications equipment decreased to 19% from 44%. This decrease primarily reflects a change in the mix of equipment sold during the periods and higher prices required with the low volume purchase commitments associated with our current sales. In addition, the company recorded $0.9 million in communications equipment cost of revenue reductions associated with changes in estimated warranty obligations during the fourth quarter of 2004.

Research and Development Expense, Excluding Equity-Based Expense.    Research and development expense, excluding equity-based expense, consists primarily of personnel, laboratory and facilities, testing and prototype expenses related to the design of our hardware and software equipment products. All costs related to product development, both hardware and software are recorded as expenses in the period in which they are incurred.

Research and development expense, excluding equity-based expense, decreased to $15.0 million for the fiscal year ended December 31, 2004 from $46.8 million for the fiscal year ended December 31, 2003. The decrease in expense was primarily attributable to the effect of the communications equipment division cost saving initiatives including staff reductions, facilities and equipment consolidation and the curtailment of discretionary spending. We intend to focus our future development efforts on network and service product improvements as well as efforts associated with potential OCS sales to the U.S. Government. We expect research and development expense to continue to decline in 2005.

Sales, General and Administrative Expense, Excluding Equity-Based Expense.    Sales, general and administrative expense, excluding equity-based expense, consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales, network operations, network engineering and administrative support functions.

Sales, general and administrative expense, excluding equity-based expense, increased to $255.8 million for the fiscal year ended December 31, 2004 from $151.7 million for the fiscal year ended December 31, 2003. The increase in expense was primarily attributable to the inclusion of $227.1 million of sales, general and administrative expense associated with our communication services division, which includes a full twelve month’s results from the Broadwing acquisition and the results of Focal since September 1, 2004. As a percentage of revenue, sales, general and administrative expense decreased to 38% from 48% reflecting the effect of restructuring efforts designed to reduce overall costs and integration efforts associated with the Broadwing and Focal acquisitions. We are continuing our integration efforts associated with the Focal acquisition which are designed to lower our overall cost structure. We do not expect, however, for expense improvements to continue at current levels.

Depreciation Expense.    Depreciation expense increased to $56.9 million for the fiscal year ended December 31, 2004 from $34.5 million for the fiscal year ended December 31, 2003. The increase in depreciation is primarily due to the Focal acquisition as well as the impact of a full twelve months of depreciation for the Broadwing Communication Services, Inc. assets during the current year as compared to six months during the year ended December 31, 2003. This increase has been offset in part by a decrease in depreciation due to certain assets reaching the end of their depreciable lives during the current year and a decrease in depreciation related to adjustments to the estimated fair value of assets acquired in conjunction with the Broadwing Communication Services, Inc. acquisition.

Amortization Expense.    Amortization expense decreased to $4.6 million for the fiscal year ended December 31, 2004 from $6.9 million for the fiscal year ended December 31, 2003. Amortization expense for the current year primarily relates to intangible assets associated with in-place contracts and customer relationships acquired as part of the Broadwing and Focal acquisitions, which are being amortized over a period of three to seven years. Amortization expense for the year ended December 31, 2003 primarily relates to intangible assets associated with intellectual property acquired as part of the acquisition of Dorsál Networks, Inc. (“Dorsál”), a privately held provider of next generation transoceanic and regional undersea optical networks solutions. All of Dorsál acquired intangibles were written down through asset impairment charges during the third quarter of 2003, as well as amortization of the Broadwing intangible assets.

Equity-based Expense.    Equity-based expense consists primarily of charges associated with employee options granted at below fair market value.

Equity-based expense related to research and development and sales, general and administrative functions for the fiscal year ended December 31, 2004 decreased to $8.6 million from $20.6 million for the fiscal year ended December 31, 2003. The decrease in equity-based compensation is primarily due to a decrease in employee headcount resulting from the realignment of our communications equipment division as well as from fully vested options that were issued prior to our IPO in July 2000.

Restructuring and Other Charges.    Starting in 2001 and continuing through 2004, we developed and implemented restructuring initiatives designed to reduce operating expenses and to address reductions in communications equipment sales. We are also continually evaluating the recoverability of our long-lived assets in light of these initiatives and the projected economic and operating environment. In addition, during the second half of 2004, we implemented certain staff reduction and reorganization efforts within our communication services division primarily related to the integration of Focal operations. Our restructuring activities are ongoing and additional charges may be recorded during 2005 associated with the integration of Focal. We recorded the following charges for the twelve months ended December 31, 2003 and December 31, 2004 (in thousands):

	Year Ended
	December 31, 2003	December 31, 2004
Communications equipment cost of revenue—inventory-write downs and other	$31,163	$193

Restructuring and other charges:
Workforce reductions and facilities consolidation	24,943	3,946
Valuation and impairment of long-lived assets, including goodwill	15,950	—
Contract termination charges—Communications Services Division	18,488	—

Total restructuring and other charges	59,381	3,946

Other income (expense), net—impairment of strategic equity investments	385	—

Total restructuring and related charges	$90,929	$4,139

Communications equipment cost of revenue—inventory-write-downs and other.    We write down inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. Charges recorded during the twelve months ended December 31, 2004 of $0.2 million primarily reflect changes to 2003 estimates. Charges recorded during the twelve months ended December 31, 2003 of $31.2 million were primarily the result of inventory write-downs and accruals for purchase commitments beyond inventory needs.

Workforce reductions and facilities consolidation.    During the twelve-month period ended December 31, 2004 and 2003, we continued with the implementation of our restructuring initiatives resulting in charges of $2.9 million and $15.6 million, respectively, related to work force reductions, of which $1.6 million relates to the integration of Focal operations during the third and fourth quarter of 2004.

As part of our restructuring activities within our communications equipment division, we have reduced operating costs through the early termination of real estate and equipment lease agreements. With the acquisition of Focal, we are also currently evaluating the need to exit and/or consolidate real estate facilities, which may result in additional charges or adjustments to goodwill in future periods. Moreover, we continually monitor the recoverability of our long-lived assets based on changes in our business and economy in general. For the twelve months ended December 31, 2004 and 2003, we recorded approximately $1.0 million and $9.3 million, respectively, related to facility shutdowns and related charges.

Valuation and impairment of long-lived assets.    SFAS No. 142 requires that goodwill and other intangible assets be tested for impairment at least annually, unless events or circumstances indicate that an earlier test is necessary. During 2003, in light of projected market conditions associated with our communications equipment division, we performed an analysis as to the recoverability of our long-lived assets, using discounted projected cash flows. As a result, we recorded a write-down of fixed assets totaling $6.7 million and a write-down of intangible assets totaling $9.3 million. No such charges were recorded during 2004.

Contract termination charges.    At the date of the Broadwing Communication Services, Inc. acquisition, we owned a 96% interest and the ability to appoint four of the six board members in a holding company that in turn owned Broadwing Communications, LLC. Cequel contributed approximately $0.9 million for a 1% ownership interest and the ability to appoint two of the six board members. Cincinnati Bell, previously the parent company of Broadwing Communications Services, Inc., retained a less than 2% non-voting equity interest. In addition, we entered into a management services agreement with Cequel under which Cequel would manage Broadwing Communications, LLC.

On November 20, 2003, we acquired Cequel’s 1% percent equity stake and additional interests and terminated the management services agreement. In aggregate, we paid $2.9 million in exchange for Cequel’s initial investment, as final payment for services previously rendered, the termination of the Cequel management services agreement, and in exchange for ongoing consulting services in the future. As additional consideration, we also issued, and agreed to register with the Securities and Exchange Commission, 275,000 shares of our common stock to Cequel and granted them a warrant to purchase an additional 725,000 shares at prices ranging from $13.70, the closing price on November 20, to $22.50 per share. As part of this agreement, we also entered into a 15-year network services agreement with Cequel whereby we would provide network services at prices ranging from incremental cost reimbursement to current market pricing. In addition, Cequel agreed to provide certain consulting services to us over four-years and would act as a non-exclusive sales agent for our products and services, for which they would receive sales commissions. During the fourth quarter of 2003, we recorded a charge in the amount of $18.5 million equal to the excess of the fair value of the cash, equity and services committed over the fair value of Cequel’s ownership interest and services performed.

Impairment of strategic equity investments.    In prior years, we made strategic equity investments in certain non-public startup companies totaling $17.6 million. These investments were carried at cost as we owned less than 20% of the voting equity and did not have the ability to exercise significant influence over the companies. During 2003, we recorded charges totaling $0.4 million associated with the other than temporary impairment of these investments resulting from the impact of economic conditions on certain of these investees. The carrying value of these investments was fully impaired at December 31, 2003.

Other income and expense, net.    Other income and expense, net decreased to $7.2 million for the fiscal year ended December 31, 2004 from $10.3 million for the fiscal year ended December 31, 2003. For the year ended December 31, 2004, other income and expense, net was primarily attributable to interest income on investments of $5.4 million and other miscellaneous income totaling $1.8 million. Other income and expense, net for the year ended December 31, 2003 primarily relates to interest income on investments of $5.0 million and $4.9 million from gains or the disposal of fixed assets, the settlement of certain insurance claims and settlement of certain claims with Qwest.

Interest expense, net of capitalized amounts.    Interest expense, net of capitalized amounts increased to $31.3 million for the year ended December 31, 2004 as compared to $0.5 million for the year ended December 31, 2003. For the year ended December 31, 2004, interest expense was primarily attributable to approximately $29.8 million in interest on the convertible notes issued in February 2004, of which $24.8 million relates to amortization of original issue discount and related debt issuance costs. During 2004, approximately $4.1 million of interest expense was capitalized into construction in process related to interest incurred during construction of our network expansion. Interest expense for the year ended December 31, 2003 primarily relates to capital leases.

Year ended December 31, 2003 compared to year ended December 28, 2002

Communications Services Revenue.    Included in the results of operations for the fiscal year ended December 31, 2003 is $310.2 million in revenue related to our communications services division, which was acquired on June 13, 2003. Prior to this, our revenue was generated only from the sale of communications equipment products. A significant portion of Broadwing Communications Services, Inc. (the predecessor company) historical revenue was generated through IRU agreements, whereby the customer leases network capacity or dark fiber. The buyer of IRU services typically pays cash upon the execution of the contract, and the associated revenue is deferred and recognized over the life of the agreement. At the date of the Broadwing acquisition, we recorded the deferred revenue associated with acquired IRU contracts at fair value, which was substantially less than historical book value. As a result, revenue from IRUs is significantly less than those previously reported by Broadwing Communications Services, Inc.

Communications Equipment Revenue.    Communications equipment revenue decreased to $4.1 million for the fiscal year ended December 31, 2003 from $20.2 million for the fiscal year ended December 28, 2002. The decrease in revenue reflects a decrease in volume and a change in the product mix of communications equipment sales. The decrease in volume can be attributed to a decrease in demand for communications equipment by communication carriers in response to conditions within the communications sector. Revenue for the year ended December 28, 2002 was attributable to five customers.

Communications Services Cost of Revenue.    Communications services cost of revenue primarily include access charges and reciprocal compensation paid to local exchange carriers and other providers as well as transmission lease payments to other carriers. Included in the results of operations for the fiscal year ended December 31, 2003 is $232.0 million in communications services cost of revenue related to our communications services division, which was acquired on June 13, 2003.

Communications Equipment Cost of Revenue.    Communications equipment cost of revenue decreased to $33.0 million for the fiscal year ended December 31, 2003 from $84.9 million for the fiscal year ended December 28, 2002. Communications equipment cost of revenue consists of component costs, direct compensation costs, warranty and other contractual obligations, inventory obsolescence costs and manufacturing overhead including depreciation. In conjunction with our restructuring efforts within our communications equipment division, we recorded charges during 2003 and 2002 of $31.2 million and $68.8 million, respectively, associated with excess inventory impairment charges and discontinued product lines.

Research and Development Expense, Excluding Equity-Based Expense.    Research and development expense, excluding equity-based expense, consists primarily of personnel, laboratory and facilities, testing and prototype expenses related to the design of our hardware and software equipment products. All costs related to product development, both hardware and software are recorded as expenses in the period in which they are incurred.

Research and development expenses, excluding equity-based expense, decreased to $46.8 million for the year ended December 31, 2003 from $97.4 million for the year ended December 28, 2002. The decrease in expense was primarily attributable to the effect of the communications equipment division cost saving initiatives including staff reductions, facilities and equipment consolidation and the curtailment of discretionary spending.

Sales, General and Administrative Expense, Excluding Equity-Based Expense.    Sales, general, and administrative expense, excluding equity-based expense, consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales, network operations, network engineering and administrative support functions.

Sales, general and administrative expense, excluding equity-based expense, increased to $151.7 million for the fiscal year ended December 31, 2003 from $71.3 million for the fiscal year ended December 28, 2002. The increase in expense was primarily attributable to the acquisition of Broadwing Communication Services, Inc. on June 13, 2003.

Depreciation Expense.    Depreciation expense decreased to $34.5 million for the fiscal year ended December 31, 2003 from $35.3 million for the fiscal year ended December 28, 2002. The decrease was primarily due to a $107.7 million asset impairment charge recorded in 2002, offset in part by an increase in depreciation related to assets associated with the Broadwing acquisition.

Amortization Expense.    Amortization expense decreased to $6.9 million for the fiscal year ended December 31, 2003 from $18.5 million for the fiscal year ended December 28, 2002. The decrease in amortization expense primarily relates to intangible asset write downs recorded in late 2002 offset in part by amortization associated with the Broadwing intangible assets.

Equity-based Expense.    Equity-based expense consists primarily of charges associated with employee options granted at below fair market value.

Equity-based expense related to research and development and sales, general and administrative functions for the fiscal year ended December 31, 2003 decreased to $20.6 million from $65.4 million for the fiscal year ended December 28, 2002. The decrease in equity-based compensation is primarily due to a decrease in employee headcount resulting from the realignment of our communications equipment division.

Restructuring and Other Charges.    Starting in 2001 and continuing through 2003, we developed and implemented restructuring initiatives designed to reduce operating expenses and to address reductions in communications equipment sales. We also continually evaluated the recoverability of our inventory and long-lived assets in light of these initiatives and the projected economic and operating environment. We recorded the following restructuring and related charges for the twelve months ended December 28, 2002 and December 31, 2003 (in thousands):

	Year Ended
	December 28, 2002	December 31, 2003
Communications equipment cost of revenue—inventory-write downs and other	$68,785	$31,163

Restructuring and other charges:
Workforce reductions and facilities consolidation	17,139	24,943
Valuation and impairment of long-lived assets, including goodwill	107,686	15,950
Contract termination charges—Communications Services Division	—	18,488

Total restructuring and other charges	124,825	59,381
Other income (expense), net—impairment of strategic equity investments	4,978	385

Total restructuring and related charges	$198,588	$90,929

Communications equipment cost of revenue—inventory-write-downs and other.    We write down our inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. For the twelve months ended December 31, 2003 and December 28, 2002, we recorded $31.2 million and $68.8 million, respectively, related to the write-down of inventory and accruals for purchase commitments beyond inventory needs.

Workforce reductions and facilities consolidation.    During the twelve-month period ended December 31, 2003, we continued with the implementation of our restructuring initiatives related to our communications equipment division, resulting in charges of $15.6 million related to work force reductions. During 2002, workforce reduction programs included substantial reductions in our French operations and resulted in the elimination of approximately 300 positions and $19.6 million in related charges.

As part of our restructuring activities within our communications equipment division, we reduced operating costs through the early termination of real estate and equipment lease agreements. Moreover, we continually monitored the recoverability of our long-lived assets based on changes in our business and economy in general. For the twelve months ended December 31, 2003, we recorded approximately $9.3 million related to facility shutdowns. During 2002, we reduced facility consolidation accruals previously recorded by approximately $2.5 million.

Valuation and impairment of long-lived assets.    During 2003, under the provisions of SFAS No. 142 and SFAS No. 144, we performed an analysis as to the recoverability of our long-lived and intangible assets, primarily due to projected market conditions associated with our communications equipment division. As a result, we recorded a write-down of fixed assets totaling $6.7 million and a write-down of intangible assets totaling $9.3 million.

During the fourth quarter of 2002, we performed an impairment analysis of our goodwill and intangible assets previously recorded in conjunction with the Dorsál acquisition. Based on our assessment, we recorded an impairment charge of approximately $33.0 million related to the impairment of intellectual property. In addition, in light of the outsourcing of our manufacturing operations and reduction of research and development initiatives, we decommissioned certain fixed assets and reviewed the recoverability of the remaining long- lived assets. As a result, we recorded impairment charges totaling $74.7 million during the fourth quarter of 2002.

Contract termination charges.    At the date of the Broadwing Communication Services, Inc. acquisition, we owned a 96% interest and the ability to appoint four of the six board members in a holding company that in turn owned Broadwing Communications, LLC. Cequel contributed approximately $0.9 million for a 1% ownership interest and the ability to appoint two of the six board members. Cincinnati Bell, previously the parent company of Broadwing Communications Services, Inc., retained a less than 2% non-voting equity interest. In addition, we entered into a management services agreement with Cequel under which Cequel would manage Broadwing Communications, LLC.

On November 20, 2003, we acquired Cequel’s 1% percent equity stake and additional interests and terminated the management services agreement. In aggregate, we paid $2.9 million in exchange for Cequel’s initial investment, as final payment for services previously rendered, the termination of the Cequel management services agreement, and in exchange for ongoing consulting services in the future. As additional consideration, we also issued, and agreed to register with the Securities and Exchange Commission, 275,000 shares of our common stock to Cequel and granted them a warrant to purchase an additional 750,000 shares at prices ranging from $13.70, the closing price on November 20, to $22.50 per share. As part of this agreement, we also entered into a 15-year network services agreement with Cequel whereby we would provide network services at prices ranging from incremental cost reimbursement to current market pricing. In addition, Cequel agreed to provide certain consulting services to us over four-years and would act as a non-exclusive sales agent for our products and services, for which they would receive sales commissions. During the fourth quarter of 2003, we recorded a charge in the amount of $18.5 million equal to the excess of the fair value of the cash, equity and services committed over the fair value of Cequel’s ownership interest and services performed.

Impairment of strategic equity investments.    In prior years, we made strategic equity investments in certain non-public startup companies totaling $17.6 million. These investments were carried at cost as we owned less than 20 percent of the voting equity and did not have the ability to exercise significant influence over the companies. During 2003 and 2002, we recorded charges totaling $0.4 million and $4.9 million, respectively, associated with the other than temporary impairment of these investments resulting from the impact of economic conditions on certain of these investees. The carrying value of these investments was fully impaired at December 31, 2003.

Purchased research & development.    On May 16, 2002, we completed our acquisition of Dorsál Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions, for 4.2 million shares of our common stock valued at approximately $91.8 million. The purchase price of Dorsál was allocated to identifiable assets and liabilities acquired and included approximately $34.6 million of purchased in-process research and development that was expensed on the date of acquisition.

Other income and expense, net.    Other income and expense, net increased to $10.3 million for the fiscal year ended December 31, 2003 from $5.3 million for the fiscal year ended December 28, 2002. Other income and expense, net for the year ended December 31, 2003 primarily relates to interest income on investments of $5.0 million and approximately $1.4 million related to an insurance reimbursement for fire casualties during the second quarter of 2003. For the year ended December 28, 2002, other income and expense, net was primarily attributable to interest income on investments of $10.5 million, partially offset by an impairment charge of $5.0 million related to previously acquired strategic equity investments.

Interest expense.    Interest expense decreased to $0.5 million for the year ended December 31, 2003 as compared to $1.1 million for the year ended December 28, 2002. Interest expense for the year ended December 31, 2003 and 2002 primarily relates to capital leases.

Liquidity and Capital Resources

Overview

Since inception through December 31, 2004, we have financed our operations, capital expenditures and working capital needs primarily through public and private sales of our debt and capital stock and borrowings under credit and lease facilities. At December 31, 2004, our cash and cash equivalents and investments totaled $274.4 million. During 2004 and 2003, we entered into a series of significant transactions, including:

•	In February 2004, we completed a private placement of senior unsecured convertible notes for proceeds of $225.0 million, excluding debt issuance costs of approximately $7.3 million.

•	In September 2004, we invested approximately $98.6 million, including acquisition costs, and assumed $98.1 million in debt to acquire Focal. Purchase consideration consisted of $94.1 million of our common stock issued to Focal’s equity holders and $4.5 million paid in cash.

•	In August and November 2004, we elected to pay principal and interest due on the unsecured convertible notes issued on February 2004 in shares of our common stock, resulting in the issuance of 3,212,141 and 6,437,787 shares of common stock, respectively.

Cash, cash equivalents decreased $106.6 million, $201.3 million and $181.0 million in the year ended December 31, 2004, December 31, 2003 and December 28, 2002. Cash flows are impacted by operating, investing and financing activities.

Operating Activity

Net cash used in operating activities was $112.8 million, $183.4 million and $136.9 million for the years ended December 31, 2004, December 31, 2003 and December 28, 2002, respectively. Cash used in operating activities for the year ended December 31, 2004 was primarily attributable to a net loss of $152.2 million and $70.9 million in net changes to operating assets and liabilities most significantly associated with the payment of liabilities acquired in the Focal acquisition. As discussed above under the caption “Results of Operations: Year Ended December 31, 2004” compared to year ended December 31, 2003, the decrease in net loss was primarily driven by revenue growth and cost improvements. These net losses and changes in operating assets were offset in part by non-cash charges of $110.3 million, including depreciation and amortization, provision for bad debt, sales allowances, and billing adjustments, deferred financing, original issue discount amortization and accretion of interest and equity-based expense, and other charges.

Cash used in operating activities for the year ended December 31, 2003 was primarily attributable to a net loss of $260.5 million and changes in operating assets and liabilities of $71.4 million, offset in part by non-cash charges including depreciation and amortization of $41.4 million, equity-based expense of $20.6 million, and certain non-cash restructuring and other charges of $71.5 million. Cash used in operating activities for the year ended December 28, 2002 was primarily attributable to a net loss of $507.8 million, offset in part by non-cash charges including depreciation and amortization of $70.7 million, equity-based expense of $65.4 million, non-cash restructuring and other charges of $188.5 million and purchased research and development expense of $34.6 million associated with our acquisition of Dorsál in May 2002.

Starting in 2001 and continuing through 2004, we have implemented certain restructuring plans designed to reduce our operating expenses and improve our sales, in an effort to achieve profitability and positive cash flows. While we have made significant improvements thus far and expect to continue to achieve positive results, we cannot be certain when or if we will ever be profitable. We expect to continue to be impacted in future periods by the pricing pressures within the downward telecommunications industry, as well as by the cost of integrating the operations of our recent acquisitions.

Investing Activity

Net cash used in investing activities for the years ended December 31, 2004, December 31, 2003 and December 28, 2002 was $136.4 million, $86.0 million and $36.8 million, respectively. The increase in net cash used in investing activities for the year ended December 31, 2004 was primarily attributable to $74.7 million in capital expenditures related to our network expansion project. Our capital investments associated with our network infrastructure is necessary to lower our overall communications service costs, integrate the Focal network, and provide new products and services to our customers. Our capital investments will continue through 2005 as we integrate Focal’s network, which will require upgrades or expansion for connectivity to our network. We expect first quarter 2004 capital expenditures to be consistent with fourth quarter spending. Investing activity also included approximately $83.9 million in net purchases of short and long-term investments of cash beyond our short-term needs. Investments generally include corporate bonds, U.S. Government securities and money market accounts. These investments were offset, in part, by $10.5 million in cash received in the acquisition of Focal and $10.0 million of purchase price reductions associated with the Broadwing acquisition discussion below.

During 2004, as part of our efforts to improve and expand our network, we installed communications equipment inventory with a book value of $1.0 million that had previously been written-down, as well as network elements previously capitalized as research and development fixed assets within our communications equipment division. Had this equipment been purchased from third parties, our capital expenditures would have been higher.

The increase in net cash used in investing activities for the fiscal year ended December 31, 2003 was primarily attributable to the acquisition of most of the assets and certain liabilities of Broadwing Communications Services, Inc., offset in part by net proceeds received from the sale and purchase of short-term and long-term investments.

On February 23, 2003, we originally agreed to invest approximately $129.0 million, including acquisition costs for most of the assets and certain of the liabilities of Broadwing Communication Services, Inc. This purchase price was subject to a pre-closing reduction of up to $14.3 million if Broadwing Communications Services, Inc. failed to reach certain revenue and EBITDA targets it had established as well as a post-closing reduction of an additional $10.0 million if certain EBITDA targets were not reached in a one-year period after the closing. The agreement also committed Broadwing Communications Services, Inc. to make capital expenditures of $3.0 million each month, consistent with its financial plan. On June 6, 2003, the parties agreed to reduce the purchase price by $7.2 million due to failure to meet the revenue target and by an additional $7.2 million for failure to achieve the targeted reduction in negative cash EBITDA, as defined in the original agreement. Moreover, an additional reduction in the purchase price of approximately $23.0 million was negotiated to reflect the seller’s desire to forego making additional required capital expenditures, such as equipment and network upgrades, and to accelerate the closing of the transaction. These reductions effectively reduced the original purchase price to $92.9 million, including acquisition and related costs. We closed on the Broadwing Communications Services, Inc. acquisition on June 13, 2003. Subsequently, in November 2003, both parties agreed on an additional post-closing reduction in the purchase price to $81.1 million, including acquisition and related costs, as negotiated pursuant to working capital and receivable adjustment obligations set forth in the agreement and our release of certain warranties. During the second quarter of 2004, as required by the original purchase agreement, we provided the seller with our calculation of the purchase price adjustment of $10.0 million related to EBITDA targets that were not achieved in the year post closing of the transaction. On November 3, 2004, the seller paid the $10.0 million purchase adjustment in full.

Capital expenditures continue to be a primary use of capital resources. We believe that these investments will facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our network in future periods. We expect that capital-spending requirements will be financed primarily through existing cash balances as well as anticipated future cash from operations. However, additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

Financing Activity

Net cash provided by (used in) financing activities was $142.6 million, $67.6 million, ($10.0) million for the year ended December 31, 2004, 2003 and 2002, respectively.

Net cash provided by financing activities for the year ended December 31, 2004 was primarily attributable the February 19, 2004 issuance of $225.0 million unsecured convertible notes in a private placement to institutional investors offset, in part by the repayment of approximately $76.1 million of debt principally associated with debt acquired and then retired in the Focal acquisition.

The maturity date of the unsecured convertible notes is February 20, 2006. Borrowings under the unsecured convertible notes accrue interest at a stated rate of 5% payable quarterly, while principal is scheduled for repayment in seven equal quarterly installments commencing on August 19, 2004. Provided certain conditions are met and at the election of the Company, principal and interest are payable in either cash or common stock at a conversion price of 95% of the average stock price for the 20 days preceding conversion. The notes are convertible at the investors’ option at any time into our common stock at a fixed conversion price of $57.50 per share, subject to anti-dilution adjustments. We have and intend to continue using the net proceeds for general corporate purposes in support of our service development and new market initiatives.

Net cash provided by financing activities for the year ended December 31, 2003 was primarily attributable to our August 2003 private placement of approximately 6.7 million shares of our common stock for proceeds of $73.8 million, net of offering costs. In conjunction with our August 2003 private placement, we granted the investors additional investment rights to purchase up to an additional 1,245,566 shares, net of exercises, of our common stock at $13.00 per share. These additional investment rights became exercisable on November 26, 2003, and expired on July 16, 2004.

We were contractually committed to register shares that investors bought in connection with our August 2003 private placement. However, we were unable to do so due to Broadwing Communications Services, Inc. predecessor auditors’ inability to consent to our referencing certain financial statements they audited relating to the Broadwing Communications Services, Inc. business while it was owned by Cincinnati Bell. During the first quarter of 2004, Cincinnati Bell restated earnings, their auditors consented to our referencing certain financial statements they audited, and we were able to register the shares. With the registration of shares effective on April 19, 2004, contractual interest payments of $0.8 million per month ceased. We incurred approximately $3.2 million in interest associated with the delayed registration for the year ended December 31, 2004.

Net cash used in financing activities for the year ended December 28, 2002 was $10.0 million, primarily due to the repayment of notes payable and capital lease obligations as well as treasury stock purchases.

On October 24, 2002, we announced that our Board of Directors had authorized a share repurchase program under which we can acquire up to $25 million of our common stock in the open market. At December 31, 2004,

1,228,180 shares had been purchased under the plan for a total of $9.5 million. The purchases will be executed at times and prices considered appropriate by us during the year. The share repurchase program may be suspended at any time and from time-to-time without prior notice. The repurchase program will be funded using our existing cash balances and the repurchased shares may be used for corporate purposes in compliance with applicable law.

As of December 31, 2004, long-term restricted cash totaled $13.9 million associated with outstanding irrevocable letters of credit relating to lease obligations for various business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each of the respective lease agreements.

We believe that our current cash and cash equivalents, short-term investments and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through the next twelve months. Our future principal debt obligations will include our $160.7 million convertible debt as well as $19.4 million in capital lease obligations. Under certain circumstances, our convertible notes allow for the payment of principal and interest in cash or common stock. We elected to pay our first and second interest and principal payment that was due on August 19, 2004 and November 19, 2004, respectively, primarily in common stock, resulting in the issuance of 3,212,141 and 6,437,787 shares, respectively. The third principal and interest payment was paid in common stock on February 22, 2005, resulting in the issuance of 6,437,787 common shares. On an ongoing basis, we will consider the method of payment of interest and principal associated with the convertible notes based on our capital resource needs and market conditions at the time.

If cash on hand and expected future cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution to our existing shareholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could impact our business, financial condition and results of operations. Increasingly, as a result of the financial demands of major network deployments, carriers are looking to their suppliers for financing assistance. From time to time, we may provide or commit to extend credit or credit support to our customers, as we consider appropriate in the course of our business, which may further impact our working capital.

Contractual Obligations and Commercial Commitments

The following table provides information about our contractual obligations and commercial commitments as of December 31, 2004. Additional detail about these items is included in the notes to the consolidated financial statements:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$160,714	$128,571	$32,143	$—	$—
Capital lease obligations	40,211	2,852	5,240	4,997	27,122
Operating leases	186,314	32,016	55,370	38,448	60,480
Contractual purchase commitments	482,382	168,025	236,986	72,830	4,541

Total contractual obligations	$869,621	$331,464	$329,739	$116,275	$92,143

	Amount of Commitment Expiration per Year (in thousands)
Other Commercial Commitments	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Letters of credit	$13,911	$8,827	$947	$1,981	$2,156

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk.

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements.

Our exposure to market risk for changes in interest rates relates to our cash equivalents and investments. Our investments are available-for-sale. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We mitigate default risk by investing in only investment-grade securities. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments are carried at market value, which approximates cost. If market interest rates were to increase by one percent from December 31, 2004, the fair value of our portfolio would decline less than $1.5 million. During 2004, we issued unsecured convertible notes in a private placement for proceeds of $225.0 million, excluding debt issuance costs of approximately $7.3 million. The notes accrue interest at a fixed, stated rate of 5%, therefore a fluctuation in market interest rates would not impact either the associated carrying value or interest expense in reported financial results.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Broadwing Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Broadwing Corporation (Broadwing or the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Broadwing maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

The Company acquired Focal Communications (Focal) during 2004, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, Focal’s internal control over financial reporting associated with total assets of $161.6 million and total revenues of $81.5 million included in the consolidated financial statements of Broadwing Corporation and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Broadwing also excluded an evaluation of the internal control over financial reporting of Focal.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Broadwing Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/: KPMG LLP

Austin, Texas

March 16, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Broadwing Corporation:

We have audited the accompanying consolidated balance sheets of Broadwing Corporation and subsidiaries (Broadwing) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadwing Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Broadwing’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/: KPMG LLP

Austin, Texas

March 16, 2005

BROADWING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2003	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$256,490	$149,915
Short-term investments	27,135	74,764
Trade accounts receivable, net of allowances of $19,993 and $50,136	57,385	94,731
Inventories, net	772	1,270
Other current assets	17,817	22,757

Total current assets	359,599	343,437
Restricted cash, non-current	7,033	13,911
Long-term investments	13,197	49,676
Property and equipment, net	116,588	286,038
Goodwill	—	48,696
Intangible assets, net	24,883	30,152
Other non-current assets, net	7,315	9,080

Total assets	$528,615	$780,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, net of discounts, and capital lease obligations, current portion	$610	$117,324
Accounts payable	21,791	12,452
Accrued expenses and other liabilities	31,462	53,939
Accrued communication service costs	30,560	41,089
Deferred revenue, current portion	13,087	11,752
Accrued restructuring and other charges	8,488	8,620

Total current liabilities	105,998	245,176
Notes payable, net of discounts, and capital lease obligations, net of current portion	2,500	52,218
Deferred revenue, net of current portion	17,684	13,608
Other long-term liabilities	4,764	14,949

Total liabilities	130,946	325,951
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock—$0.01 par value; 190,000,000 shares authorized; 49,327,623 shares issued and 48,099,443 shares outstanding as of December 31, 2003; 68,424,060 shares issued and 67,195,880 shares outstanding as of December 31, 2004	493	679
Treasury Stock (1,228,180 shares at December 31, 2003 and December 31, 2004, at cost)	(9,512)	(9,512)
Additional paid-in capital	2,927,837	3,137,928
Accumulated other comprehensive income (loss):
Unrealized investment gains (losses)	9	(717)
Accumulated deficit	(2,521,158)	(2,673,339)

Total stockholders’ equity	397,669	455,039

Total liabilities and stockholders’ equity	$528,615	$780,990

See accompanying notes to consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 28, 2002	December 31, 2003	December 31, 2004
Revenue:
Communication services	$—	$310,175	$658,376
Communications equipment	20,208	4,139	13,904

Total revenue	20,208	314,314	672,280
Operating expenses:
Cost of revenue:
Communications services (excluding depreciation and amortization)	—	231,983	452,822
Communications equipment	84,884	33,036	2,607

Total cost of revenue	84,884	265,019	455,429
Research and development, excluding equity-based expense	97,372	46,802	14,995
Sales, general and administrative, excluding equity-based expense	71,308	151,735	255,782
Depreciation	35,301	34,529	56,928
Amortization	18,491	6,913	4,632
Equity-based expense:
Research and development	24,871	12,659	3,776
Sales, general and administrative	40,529	7,938	4,858
Restructuring and other charges	124,825	59,381	3,946
Purchased research and development	34,580	—	—

Total operating expenses	532,161	584,976	800,346
Operating loss	(511,953)	(270,662)	(128,066)
Other income (expense), net	5,309	10,308	7,160
Interest expense, net of capitalized amounts	(1,116)	(504)	(31,275)

Net loss before minority interest	(507,760)	(260,858)	(152,181)
Minority interest	—	387	—

Net loss	(507,760)	(260,471)	(152,181)

Basic and diluted net loss per common share	$(12.95)	$(6.05)	$(2.86)
Basic and diluted weighted average common shares	39,201	43,060	53,217

See accompanying notes to consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Stockholder Note Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 29, 2001	36,268,791	$363	$2,652,213	$—	$—	$(10,796)	$(1,752,927)	$888,853
Exercise of stock options and employee stock purchase plan	789,670	8	1,214	—	—	—	—	1,222
Equity-based expense	72,002	1	67,777	—	—	—	—	67,778
Acquisition of Dorsál	4,180,897	42	91,775	(32)	—	—	—	91,785
Foreign exchange adjustment	—	—	—	—	—	2,581	—	2,581
Unrealized gains on investments	—	—	—	—	—	24	—	24
Treasury stock purchase, 591,430 shares at cost	—	—	—	—	(4,405)	—	—	(4,405)
Net loss	—	—	—	—	—	—	(507,760)	(507,760)

Balance at December 28, 2002	41,311,360	414	2,812,979	(32)	(4,405)	(8,191)	(2,260,687)	540,078
Exercise of stock options, warrants, and employee stock purchase plan	1,013,435	10	4,612	—	—	—	—	4,622
Private Placement	6,727,828	66	73,728	—	—	—	—	73,794
Acquisition of minority interest in Broadwing Communications, LLC	275,000	3	11,914	—	—	—	—	11,917
Collection of shareholder note	—	—	—	32	—	—	—	32
Equity-based expense	—	—	24,604	—	—	—	—	24,604
Foreign exchange adjustment	—	—	—	—	—	8,215	—	8,215
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Treasury stock purchases, 636,750 shares at cost	—	—	—	—	(5,107)	—	—	(5,107)
Net loss	—	—	—	—	—	—	(260,471)	(260,471)

Balance at December 31, 2003	49,327,623	493	2,927,837	—	(9,512)	9	(2,521,158)	397,669
Exercise of stock options, warrants, and employee stock purchase plan	804,680	8	6,031	—	—	—	—	6,039
Warrants issued with convertible notes	—	—	33,222	—	—	—	—	33,222
Repayment of convertible notes and accrued interest with common stock	9,649,928	92	67,595	—	—	—	—	67,687
Acquisition of Focal	8,641,829	86	93,982	—	—	—	—	94,068
Unrealized loss on investments	—	—	—	—	—	(726)	—	(726)
Equity-based expense	—	—	9,261	—	—	—	—	9,261
Net loss	—	—	—	—	—	—	(152,181)	(152,181)

Balance at December 31, 2004	68,424,060	$679	$3,137,928	$—	$(9,512)	$(717)	$(2,673,339)	$455,039

See accompanying notes to consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 28, 2002	December 31, 2003	December 31, 2004
Cash flows from operating activities:
Net loss	$(507,760)	$(260,471)	$(152,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,659	41,442	60,291
Equity-based expense	65,400	20,597	8,634
Purchased research and development	34,580	—	—
Provision for bad debt, sales allowances, and billing adjustments	—	15,412	22,848
Deferred financing, original issue discount amortization, and accretion of interest	—	—	21,477
Amortization of deferred revenue and other	—	—	(3,016)
Non-cash restructuring, goodwill and asset impairments, inventory write-downs and other charges	188,548	71,455	—
Minority interest	—	(387)	—
Changes in operating assets and liabilities, excluding acquired amounts:
Accounts receivable	31,895	8,467	(30,872)
Inventories	(3,569)	(21,921)	(228)
Other current assets	5,354	8,789	(245)
Accounts payable	(361)	(40,182)	(32,376)
Other accrued expenses	(25,362)	(26,595)	(7,157)

Net cash used in operating activities	(136,919)	(183,394)	(112,825)

Cash flows from investing activities:
Broadwing Communication Services, Inc. acquisition	—	(81,097)	10,000
Purchase of minority interest in Broadwing Communications, LLC	—	(1,789)	—
Purchase of property and equipment	(18,740)	(12,243)	(74,724)
Proceeds from the sale of property and equipment	—	—	1,720
Cash acquired in business combinations, net of acquisition costs	6,591	—	10,510
Purchase of investments	(24,696)	(33,572)	(120,244)
Sale of investments	—	39,843	36,378
Decrease in deposits and other long-term assets	88	2,850	—

Net cash used in investing activities	(36,757)	(86,008)	(136,360)

Cash flows from financing activities:
Increase in restricted cash	—	(4,704)	(4,269)
Proceeds from private placement of common stock	—	73,794	—
Proceeds from stock options and warrants exercised	1,222	4,622	6,016
Proceeds from repayment of shareholder note	—	32	—
Proceeds from the issuance of convertible notes and associated warrants	—	—	217,750
Repayment of notes payable and capital lease obligations	(6,785)	(1,055)	(76,887)
Purchase of treasury stock	(4,405)	(5,107)	—

Net cash provided by (used in) financing activities	(9,968)	67,582	142,610

Cash effect of foreign exchange adjustment	2,605	477	—

Net decrease in cash and cash equivalents	(181,039)	(201,343)	(106,575)
Cash and cash equivalents—beginning of period	638,872	457,833	256,490

Cash and cash equivalents—end of period	$457,833	$256,490	$149,915

Supplemental disclosure of cash flow information:
Interest paid	$889	$410	$3,241

Supplemental disclosure of noncash activities:
Repayment of convertible notes with common stock	$—	$—	$67,687
Assets acquired through capital lease	—	—	679
Purchase business combination consideration paid with common stock	91,785	—	94,068
Inventory installed as fixed assets	$—	$13,685	$1,000

See accompanying notes to consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business and Basis of Presentation

Broadwing Corporation and subsidiaries (“Broadwing” or the “Company”), formerly known as Corvis Corporation, operates two divisions within the communications industry, a communications services division and a communications equipment division. The consolidated financial statements include Broadwing Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The communications services division is based in Austin, Texas and is a provider of data and Internet, broadband transport, and voice communications services throughout the United States. This division was formed following a June 13, 2003 transaction in which the Company acquired most of the assets and certain of the liabilities of Broadwing Communication Services, Inc., which had been one of the Company’s largest communications equipment customers. Excluding post-acquisition intercompany sales, Broadwing Communications Services, Inc. represented 43% and 12% of the Company’s total annual communications equipment revenue in 2002 and 2003, respectively.

On September 1, 2004, the Company completed its acquisition of Focal Communications Corporation (“Focal”). Focal is a Chicago-based competitive local exchange carrier that provides voice and data solutions to enterprises, carriers and resellers. The results of Broadwing Communication Services, Inc. and Focal have been included in the consolidated financial statements from the dates of their respective acquisitions.

The communications equipment division designs, manufactures and markets transmission, switching and network management equipment primarily to the U.S. Government.

Effective June 30, 2003, the Company changed its accounting reporting cycle from a 52- or 53-week fiscal year-end, ending on the Saturday closest to December 31, to a calendar quarter and year-end.

(b)	Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. As such, these securities are stated at fair market value and unrealized holding gains and losses are recognized as a component of other comprehensive income (loss). As of December 31, 2004 and 2003, the fair market value of these marketable securities approximated the carrying value.

(c)	Restricted Cash

Restricted cash primarily relates to escrow accounts established in conjunction with outstanding irrevocable letters of credit associated with lease obligations for various business arrangements. As of December 31, 2003 and 2004, restricted cash totaled $7.0 million and $13.9 million, respectively.

(d)	Short-term and Long-term Investment Securities

Short-term and long-term investment securities at December 31, 2003 and 2004 consist of U.S. corporate obligations with an original maturity greater than three months. The Company classifies these securities as available-for-sale securities. Available-for-sale securities are recorded at fair market value and unrealized holding gains and losses are excluded from operations and are reported as a separate component of other

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair market value. The impairment is charged to operations and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield the effective interest method. Dividend and interest income are recognized when earned.

(e)	Communication Services Revenue and Cost of Revenue

Revenue and related reserves from services are recognized when the services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship. Expected customer relationship periods are estimated using historical data of actual customer retention patterns.

The Company records specific reserves to reduce revenue and related trade accounts receivable when significant uncertainties exist related to the collectibility of service billings. The Company also records reserves associated with routine service credits granted to customers.

At December 31, 2004, a significant portion of these reserves primarily relate to reciprocal compensation and carrier access billings (“CABS”), associated with disputed contracts acquired in the Focal purchase. These disputed amounts relate to service periods both before and after the acquisition date. Certain carriers have disputed certain charges as inappropriate or outside the scope of existing tariffs or contractual agreements. Trade accounts receivable from reciprocal compensation and carrier access billing totaled $48.6 million with associated credit allowances totaling $31.7 million.

Indefeasible right-of-use (“IRU”) agreements represent the lease of network capacity or dark fiber and are recorded as deferred revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as the services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized deferred revenue is recognized in the period in which the contract is terminated. At the date of the Broadwing Communication Services, Inc. acquisition, the Company recorded the deferred revenue associated with IRUs at its fair value, which was substantially less than its historical book value. As a result, revenue from IRUs is significantly less than that previously reported by Broadwing Communications Services, Inc. IRU revenue for the year ended, December 31, 2004 comprised less than 3% of total communications services revenue.

Communications services cost of revenue primarily reflects access charges paid to local exchange carriers and other providers as well as transmission lease payments to other carriers. Communications services cost of revenue excludes depreciation and amortization expense. Additionally, as a result of the Focal acquisition, communications services cost of revenue now includes Inter-carrier compensation paid to carriers to terminate or originate traffic on their networks. Inter-carrier compensation rates are subject to regulatory oversight. There are two primary forms of Inter-carrier compensation: access charges and reciprocal compensation. The Company is subject to access charges, which are related to the origination and termination of long distance calls, and reciprocal compensation, which is related to the termination of local calls. Inter-carrier compensation charges are based on minutes of use and vary based on customer calling patterns.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performs bill verification procedures to ensure that there are no errors in access vendors’ billed invoices. The bill verification procedures include the examination of bills, the comparison of rates between billed rates with rates used by the Company expense estimation systems, the comparison of circuits billed to a database of active circuits, and evaluating the trend of invoiced amounts by vendors, including the types of charges being assessed. If the Company concludes that it has been billed inaccurately, it will dispute the charge with the vendor and begin resolution procedures. The Company records a charge to cost of revenue and a corresponding increase to the accrued communication service costs for the disputed amounts, unless past experience or other corroborating evidence indicates that it is not probable that it will ultimately be required to pay. If an agreement is reached with a vendor in which the Company settles a disputed amount for less than the corresponding accrual, a gain is recognized in the period in which the settlement is reached. Previously unaccrued disputes are reviewed periodically to assess whether a loss has become probable and estimable, in which case an accrual is established.

(f)	Communications Equipment and Related Services Revenue and Cost of Revenue

Revenue from communications equipment sales is recognized upon execution of a contract and the completion of all delivery obligations provided that there are no uncertainties regarding customer acceptance and collectibility is deemed probable. If uncertainties exist, revenue is recognized when such uncertainties are resolved.

Revenue from communications equipment installation and consulting services is recognized as the services are performed, unless the terms of the supply contract combine product acceptance with installation, in which case revenues for installation services are recognized when the terms of acceptance are satisfied and installation is completed. To the extent customer contracts include both product sales and installation services; revenue is recognized based on their respective fair values. Revenue from maintenance agreements is recognized on a straight-line basis over the service period.

Costs of communications equipment revenue includes the cost of manufacturing the Company’s products, delivering services and other costs associated with warranty and other contractual obligations, inventory obsolescence costs and overhead related to the Company’s manufacturing, engineering, testing, finishing and installation operations. Warranty reserves are recorded in the period in which the product is accepted and are determined based on actual warranty cost experience, estimates of component failure rates and management’s industry experience.

(g)	Allowance for Bad Debt.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the estimate of the allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, the customers’ financial condition, and historical experience.

(h)	Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value). The Company records a provision for excess and obsolete inventory whenever such impairment has been identified.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i)	Property and Equipment

Property and equipment is recorded at cost, or fair value if acquired in a business combination. Depreciation and amortization is provided for using the straight-line method over the estimated useful life. Repairs and maintenance are charged to expense as incurred. Costs associated with uncompleted portions of the Company’s network, including components inventory awaiting installation, are classified as construction in process in the accompanying consolidated financial statements.

(j)	Goodwill and Other Intangible Assets

The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and certain intangible assets not be amortized, but instead tested for impairment at least annually. Goodwill represents the excess of costs over the fair value of assets acquired in conjunction with business acquisitions. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Goodwill and intangible assets not subject to amortization are tested annually in the fourth quarter for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

(k)	Recoverability of Long-lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of an asset is estimated by an analysis of discounted projected cash flows to be generated by the asset. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less selling costs, and are no longer depreciated.

(l)	Accounting for Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, generally referred to as asset retirement obligations. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation required to be settled under law or written or oral contract. If a reasonable estimate of fair value can be made, the fair value of the liability will be recognized in the period it is incurred, otherwise in the period a reasonable estimate of fair value can be made. This cost is initially capitalized and then amortized over the estimated remaining useful life of the asset. The Company implemented SFAS No. 143 on January 1, 2003.

The Company leases various facilities in which communication equipment is located. Terminating and decommissioning these facilities requires the removal of any assets and restoration of the lease space to its original condition. Accordingly, upon adoption of SFAS No. 143, the Company recorded an estimated asset

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

retirement obligation of $2.7 million, which was estimated using management’s, in fiscal year 2003, best estimate of the expected future cash expenditures. In addition, the Company recorded an asset retirement obligation related to Focal’s leased facilities in the amount of $1.9 million during the third quarter of 2004. During the fourth quarter 2004, the Company downwardly revised prior reserve estimates by $1.6 million as actual closure costs incurred were at rates below the Company’s original estimates. The present value of all asset retirement obligations was calculated using a discount rate of 8% over the estimated remaining life of the lease. The following table displays the activity and balance of the liability account for the period ended December 31, 2004 (in thousands):

Asset Retirement Obligation
Balance at December 31, 2002	$—
Broadwing acquisition	2,675
Accretion of interest	182

Balance at December 31, 2003	2,857

Focal acquisition	1,927
Accretion of interest	422
Liabilities settled	(283)
Additions	11
Change in estimate	(1,586)

Balance at December 31, 2004	$3,348

(m)	Research and Development

Research and development costs are expensed as incurred.

(n)	Restructuring and Other Charges

Due to continued unfavorable economic conditions in the communications equipment industry and continued lack of expected communications equipment sales, the Company’s board of directors approved plans from 2001 through 2004 for the restructuring of the Company’s communications equipment division, including the consolidation of facilities, reduction in the number of employees and the outsourcing of a majority of manufacturing capabilities. These decisions, as well as reductions in projected communications equipment sales and expected future cash flows, have resulted in various asset impairment charges, including certain intangible assets, which are based on recoverability estimates and estimated fair values.

(o)	Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be recovered.

(p)	Foreign Currency Translation

The assets and liabilities of the Company’s self-contained foreign operations for which the functional currency is the local currency are generally translated into U.S. dollars at end of period exchange rates and revenue and expenses are translated using average exchange rates for the period. Resulting translation

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments have been reflected as a component of accumulated other comprehensive loss up to the closure of the Company’s foreign operations in 2003. At closing, the accumulated translation loss was expensed and since that date, translation adjustments have been recognized as a component of net loss.

(q)	Net Loss Per Common Share

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the period. Dilutive earnings per share give effect to all potentially dilutive common securities. Potentially dilutive securities include stock options warrants and convertible debt.

(r)	Uses of Estimates

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

(s)	Stock split and stock dividend

On October 8, 2004, the Company completed a 1-for-20 reverse stock split, resulting in every twenty shares of common stock to be combined into one share of common stock. Immediately following the stock split, the Company enacted a one time, 1-for-1 stock dividend for all shareholders of record as of October 8, 2004, effectively resulting in a 1-for-10 reverse stock split. The stock split and stock dividend affects all of the Company’s stock, stock options and warrants outstanding on the record date. The consolidated financial statements have been retroactively adjusted to reflect the stock split and stock dividend for all periods presented.

(t)	Stock Options and Warrants

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

	Year End
	December 28, 2002	December 31, 2003	December 31, 2004
Net loss	$(507,760)	$(260,471)	$(152,181)
Deduct total stock-based employee compensation expense determined under the fair-value based method for all awards	(99,010)	(66,201)	(32,527)
Add back stock-based employee compensation expense included in reported net loss	67,778	24,604	8,264

Pro forma net loss	$(538,992)	$(302,068)	$(176,444)

Pro forma basic and diluted net loss per common share	$(13.75)	$(7.02)	$(3.32)

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(u)	Reclassifications

Certain reclassifications have been made in the December 28, 2002 and December 31, 2003 consolidated financial statements to conform to the December 31, 2004 presentation. Such reclassifications had no effect on net loss or total stockholders’ equity.

(v)	New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value beginning in our third quarter of 2005. Under SFAS 123R, The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The standard permits three transition method adoption alternatives:

•	“Prospective adoption” would require the Company to begin expensing share-based payments after July 1, 2005. Prior interim and annual periods would not be restated.

•	“Modified prospective adoption” would require the Company to begin expensing share-based payments effective January 1, 2005. Prior annual periods would not be restated.

•	“Modified retrospective adoption” would require the Company to begin expensing share-based payments effective January 1, 2005. Prior annual periods would be restated.

The Company is currently evaluating the impact that SFAS 123R will have on the consolidated results of operations and financial condition, which in part will be dependent on the transition and amortization methods used to adopt the new rules in 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS 153 effective January 1, 2006. The Company does not expect the adoption of SFAS 153 will have a material impact on its consolidated results of operations and financial condition.

(2)	Acquisitions

(a)	Dorsál Networks, Inc.

On May 16, 2002, the Company completed its acquisition of Dorsál Networks, Inc., a privately held provider of next-generation transoceanic and regional undersea optical network solutions for 4.18 million shares of common stock. The value assigned to the shares was based on the trading value of the Company’s common stock. The common stock was valued at $20.80 per share, which was the Company’s average common stock price over the three-day trading period before and after the January 29, 2002 announcement of this transaction. In addition, the total consideration paid included the fair value of employee options granted at the date of acquisition and transaction expenses. The acquisition was accounted for under the purchase method of accounting. Under the purchase method, the purchase price of Dorsál was allocated to identifiable assets and

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities acquired from Dorsál, with the excess being treated as goodwill. The consolidated financial statements include the operating results of Dorsál from the date of acquisition of May 16, 2002.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

	Fair Value	Useful Life
Current assets	$6,632
Property and equipment	5,506
Other assets	577
Patents	30,799	5 years
In-process research and development	34,580
Goodwill	19,089

Total assets acquired	97,183

Current liabilities	(5,365)

Total liabilities assumed	(5,365)

Purchase price	$91,818

In-process research and development was expensed at the date of acquisition. Dr. David R. Huber, the Company’s Chairman and Chief Executive Officer, owned, directly or indirectly, approximately 31% of the outstanding stock of Dorsál. In 2002 and 2003, under the provisions of SFAS No. 142 and SFAS No. 144, the Company completed its annual impairment review of goodwill and other intangible assets using the income approach, which consists of using discounted projected future cash flows. Based on the assessment, the Company recorded write-downs of goodwill and intangible assets totaling $33.0 million and $16.9 million in 2002 and 2003, respectively, associated with the Dorsál acquisition, which is included in restructuring, impairment and other charges in the consolidated statements of operations. The carrying value of the goodwill and intangible assets from the Dorsál acquisition was zero as of December 31, 2003.

(b)	Broadwing Communication Services, Inc.

On February 23, 2003, the Company entered into an agreement to invest approximately $129.0 million, including acquisition costs, for most of the assets and certain of the liabilities of Broadwing Communications Services, Inc. This purchase price was subject to a pre-closing reduction of up to $14.3 million if Broadwing Communications Services, Inc. failed to reach certain revenue and EBITDA targets, as defined in the agreement, and a post-closing reduction of an additional $10.0 million if certain EBITDA targets, as defined in the agreement, were not reached in a one-year period after the closing. The agreement also committed Broadwing Communications Services, Inc. to make capital expenditures of $3.0 million each month, consistent with its financial plan. On June 6, 2003, the parties agreed to reduce the purchase price by $7.2 million due to failure to meet the revenue target and by an additional $7.2 million for failure to achieve the targeted financial results. An additional reduction in the purchase price of approximately $23.0 million was negotiated reflecting the seller’s desire to forego making additional required capital expenditures as required under the agreement, such as equipment and network upgrades, and to accelerate the closing of the transaction. These reductions reduced the purchase price to $92.9 million, including acquisition costs. The Broadwing Communication Services, Inc. acquisition closed on June 13, 2003. Subsequently, in November 2003, the parties agreed on an additional post-closing reduction in the purchase price to $81.1 million, net of purchase adjustments and acquisitions costs, as negotiated pursuant to working capital and receivable adjustment obligations set forth in the agreement and the Company’s release of certain warranties. In addition, during the third quarter of 2004, the Company adjusted the value of its fixed assets purchased pursuant to the terms of the original purchase agreement whereby the

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company would receive an additional $10.0 million reduction in price if certain EBITDA targets were not met for the period from July 1, 2003 to July 1, 2004. On November 3, 2004, the seller paid the $10.0 million purchase price adjustment in full.

At the date of acquisition, the Company held a 96% ownership interest and appointed four of the six board members of a holding Company that in turn owned Broadwing Communications, LLC. Cequel III, LLC (Cequel) contributed approximately $0.9 million for a 1% ownership interest and the ability to appoint two of the six board members of the holding Company. Cincinnati Bell, previously the parent company of Broadwing Communications Services, Inc., retained a less than 2% non-voting equity interest in the venture. In addition, the Company entered into a management services agreement with Cequel, in which Cequel would manage the day-to-day operations of Broadwing Communications, LLC.

On November 20, 2003, the Company acquired Cequel’s 1% equity stake and additional interests in Broadwing Communications, LLC and terminated its management services agreement in exchange for a combination of cash and equity. In addition, the Company entered into a new master network services agreement to provide Cequel services over a four-year period at prices ranging from cost reimbursement to current market pricing. As a result of this agreement, the Company recorded restructuring charges of $18.5 million in the fourth quarter of 2003 as explained in Note 3.

The following table summarizes the final purchase price allocation to the assets and liabilities acquired in the Broadwing Communication Services, Inc. acquisition and weighted-average useful lives of long-lived assets (in thousands).

	Fair Value				Useful lives
	December 31, 2003	Adjustments		As Adjusted
Current assets	$83,300	$121	(a)	$83,421
Property and equipment	86,342	(10,681	)(b)	75,661
Customer relationships	7,760	—		7,760	3-7 years
In-place contracts	16,490	—		16,490	9 years
Trade name	2,910	—		2,910	Indefinite
Other long-term assets	7,400	—		7,400

Total assets acquired	204,202	(10,560)		193,642

Current liabilities	101,095	3,608	(c)	104,703
Long-term liabilities	21,095	(4,168	)(d)	16,927

Total liabilities assumed	122,190	(560)		121,630
Minority interest	915	—		915

Purchase price	$81,097	$(10,000)		$71,097

(a)	The reduction in current assets is attributable to a decrease in the allowance for uncollectible accounts receivable associated with acquired accounts receivable.
(b)	The decrease in plant, property and equipment equals the purchase price adjustment of $10.0 million, plus the net decrease in the estimated fair value of net assets excluding plant, property and equipment of $0.7 million. Post acquisition financial performance targets were not met resulting in the $10.0 million cash payment by Cincinnati Bell to Broadwing and a downward purchase price adjustment.
(c)	The increase in current liabilities is due to an increase in estimated line cost dispute provisions.
(d)	The Company wrote-off deferred revenue associated with two customers that filed bankruptcy in 2004, as there was no longer an obligation to provide IRUs or associated service.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Broadwing Communication Services, Inc. purchase price is net of the elimination of the Company’s warranty obligations on communications equipment sold to Broadwing Communication Services, Inc. prior to the acquisition.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Broadwing Communication Services, Inc. acquisition had been completed as of the beginning of each period presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles and the elimination of intercompany sales and acquisition costs. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of each period presented or that may be obtained in the future (in thousands, except per share data).

	Year Ended
	December 31, 2003	December 31, 2004
	(unaudited)
Revenue	$579,225	$672,280
Net loss	(320,032)	(152,181)
Basic and diluted net loss per common share	$(7.43)	$(2.86)

(c)	Focal

On September 1, 2004, the Company invested approximately $97.7 million, including acquisition costs, and assumed $98.1 million in debt to acquire 100% of the voting equity interest of Focal. The Company anticipates that the acquisition will improve its cost structure as well as increase its communications services revenue by increasing the range of products that it currently offers. Focal operating results from September 1, 2004 through December 31, 2004 are included in the consolidated financial statements.

The Merger Agreement, dated March 3, 2004, provided for a purchase price of $210.0 million, which was reduced by $76.1 million in assumed debt outstanding, $19.5 million in assumed capitalized lease obligations, and a reduction of $14.2 million due to the stock price trading below the low end of the range at the time of acquisition as explained below. The purchase price was also increased by acquisition costs and an interest factor accruing from the date that Focal satisfied the conditions to closing until the closing occurred.

At closing, the purchase price was determined to be $97.7 million, comprised of approximately $94.1 million of the Company’s common stock issued to Focal’s equity holders, of which $0.2 million relates to interest, and $4.5 million paid in cash. Per the Merger Agreement, the number of shares of common stock to be issued was determined based on the average closing price for the 20-day period ending three days before closing not to exceed a range between $12.70 and $29.50 per share. Because the 20-trading day average was less than $12.70 per share, the per share valuation used at the closing was $12.70, with Focal stockholders receiving a total of 8,641,829 shares of the Company’s common stock, of which 18,209 shares were issued at a settlement rate of $10.20 related to interest. The common stock five day average ended September 3, 2004 equaled $10.90 per share for determination of the purchase price.

The purchase price has been allocated to the assets and liabilities acquired on a preliminary basis and may change as additional information becomes available. The fair value of accounts receivable and accrued cost of service remains preliminary since certain amounts have been contested and are subject to dispute. Upon resolution of disputed amounts which existed as of the date of acquisition, the Company will reflect any settlements as an adjustment to goodwill. The following table provides a purchase price allocation rollforward

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from original estimate recorded at September 30, 2004 to December 31, 2004 and weighted-average useful lives of long-lived assets (in thousands):

	Fair Value
	September 30, 2004	Adjustments		As Adjusted	Useful lives
Current assets	$54,112	$(1,960	)(a)	$52,152
Property and equipment	155,865	—		155,865
Customer relationships	9,900	—		9,900	7 years
Goodwill	30,601	18,095	(b)	48,696

Total assets acquired	250,478	16,135		266,613
Current liabilities	54,600	2,464	(c)	57,064
Long-term liabilities	98,130	12,822	(d)	110,952

Total liabilities assumed	152,730	15,286		168,016

Purchase price	$97,748	$849	(e)	$98,597

(a)	The reduction in current assets is attributable to an increase in provisions for regulatory disputes.
(b)	The increase in goodwill equals the purchase price adjustment of $0.8 million, plus the net decrease in the estimated fair value of net assets acquired excluding goodwill of $17.3 million.

(c)	The increase in current liabilities is due to an increase in estimated Focal employee severance costs and a reduction in estimated Focal employee benefit obligations.
(d)	The Company completed a fair value assessment of acquired operating leases, determining actual market rents at the date of acquisition were below contractual future minimum lease commitments. The adjustment represents the liability determined by present valuing the difference of estimated fair value rents and contracted future minimum lease payments over the life of the operating leases. The liability will be amortized over the life of the operating leases.
(e)	The Company incurred additional professional fees associated with the acquisition of Focal.

The Focal purchase price is net of the elimination of certain deferred communications services revenue associated with IRU agreements that were entered into between Focal and Broadwing prior to the acquisition. At execution of the agreement, Focal maintained deferred revenue of $4.2 million associated with IRU sales to Broadwing and Broadwing maintained deferred revenue of $6.4 million associated with IRU sales to Focal. Goodwill associated with this acquisition was assigned to the communications services segment.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Focal acquisition had been completed as of the beginning of the each period presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles, the elimination of revenue associated with IRU agreements that were entered into between Focal and Broadwing prior to acquisition, and the elimination of interest expense associated with debt that was not assumed in the acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each period presented or that may be obtained in future periods (in thousands, except per share data):

	Year Ended
	December 31, 2003*	December 31, 2004
	(unaudited)
Revenue	$919,766	$852,940
Net loss	(156,154)	(248,707)
Basic and diluted net loss per common share	$(3.20)	$(4.19)

*	The twelve months ended December 31, 2003 includes nonrecurring gains of $286.1 million associated with Focal’s debt restructuring completed in July 2003.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Restructuring and Other Charges

Starting in 2001 and continuing through 2004, conditions within the general economy and communications sector have resulted in reduced capital expenditures by carriers and a reduced demand for communications equipment. These declines have had a severe adverse impact on the Company’s communications equipment revenue and results of operations. Management cannot predict when or if market conditions will improve.

In response to these conditions, the communications equipment division has been restructured through staff reductions and other consolidation efforts in an effort to decrease operating expenses and to conserve financial resources. These restructuring initiatives have been reflected in the results of operations in 2002, 2003, and 2004, and management will continue to assess the need for additional restructurings in response to economic changes or strategic initiatives in the future. Our communications equipment division is now focused on selective engagements with new and existing customers, including the U.S. Government, and serves a strategic role in our network expansion and maintenance.

During the third quarter of 2004, the Company implemented certain staff reduction and reorganization efforts within its communication services division primarily related to the integration of Focal operations. Our restructuring activities with regards to Focal are ongoing and additional charges will be recorded in future periods associated with staff reductions and facilities consolidation.

The Company recorded the following charges for the periods then ended (in thousands):

	Year Ended
	December 28, 2002	December 31, 2003	December 31, 2004
Communications equipment cost of revenue—inventory-write downs and other	$68,785	$31,163	$193

Restructuring and other charges:
Workforce reductions and facilities consolidation	17,139	24,943	3,946
Valuation and impairment of long-lived assets, including goodwill	107,686	15,950	—
Contract termination charges-Communications Services Division	—	18,488	—

Total restructuring and other charges	124,825	59,381	3,946

Other income (expense), net—impairment of strategic equity investments	4,978	385	—

Total restructuring and related charges	$198,588	$90,929	$4,139

Communications equipment cost of revenue—inventory-write-downs and other

The Company writes down inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. As a result of the decline in spending by communications carriers and the discontinuation of certain products, the Company recorded $68.8 million, $31.2 million and $0.2 million in inventory write-downs during 2002, 2003 and 2004, respectively. Charges recorded during 2002 and 2003 relate to accruals for purchase commitments beyond inventory needs. Charges recorded during 2004 relate to changes in previous estimates.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Workforce reductions and facilities consolidation

2002.    During 2002, workforce reduction programs included substantial reductions in the Company’s French operations resulting in the elimination of approximately 300 positions and $19.6 million in related charges. In addition, the Company recorded approximately $2.5 million associated with adjustments to reduce estimated facility consolidation accruals recorded in prior periods.

2003.    During 2003, workforce reduction programs continued resulting in the elimination of approximately 600 positions and charges of $15.6 million. In addition the Company recorded approximately $9.3 million associated with facilities consolidation, including the closure of the Company’s French operations and write-off of accumulated translation losses.

2004.    During 2004, the Company incurred approximately $2.9 million related to work force reductions, of which $1.8 million relates to the integration of Focal operations. In addition, the Company recorded $1.0 million related to lease terminations during the year.

Valuation and impairment of long-lived assets

2002.    During the fourth quarter of 2002, we performed an impairment analysis of our goodwill and intangible assets previously recorded in conjunction with the Dorsál Networks, Inc. acquisition. Based on our assessment, we recorded an impairment charge of approximately $33.0 million related to the impairment of intellectual property. In addition, in light of the outsourcing of our manufacturing operations and reduction of research and development initiatives, we decommissioned certain fixed assets and reviewed the recoverability of the remaining long- lived assets. As a result, we recorded impairment charges totaling $74.7 million during the fourth quarter of 2002.

2003.    During 2003, under the provisions of SFAS No. 142 and SFAS No. 144, the Company performed an analysis as to the recoverability of its long-lived and intangible assets, primarily due to projected market conditions associated with its communications equipment division. As a result, the Company recorded a write-down of fixed assets totaling $6.7 million and a write-down of intangible assets totaling $9.3 million.

2004.    There were no valuation and impairment charges recorded during 2004.

Contract termination charges

At the date of the Broadwing Communication Services, Inc. acquisition, the Company owned a 96% interest and the ability to appoint four of the six board members in a holding company that in turn owned Broadwing Communications, LLC. Cequel contributed approximately $0.9 million for a 1% ownership interest and the ability to appoint two of the six board members. Cincinnati Bell, previously the parent company of Broadwing Communications Services, Inc., retained a less than 2% non-voting equity interest. In addition, the Company entered into a management services agreement with Cequel under which Cequel would manage Broadwing Communications, LLC.

On November 20, 2003, the Company acquired Cequel’s 1% percent equity stake and additional interests and terminated the management services agreement. In aggregate, the Company paid $2.9 million in exchange for Cequel’s initial investment, as final payment for services previously rendered, the termination of the Cequel management services agreement, and in exchange for ongoing consulting services in the future. As additional consideration, the Company also issued, and agreed to register with the Securities and Exchange Commission, 0.28 million shares of its common stock to Cequel and granted them a warrant to purchase an additional 0.73 million shares at prices ranging from $13.70, the closing price on November 20, to $22.50 per share. As part of this agreement, the Company also entered into a 15-year network services agreement with Cequel whereby it

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would provide network services at prices ranging from incremental cost reimbursement to current market pricing. In addition, Cequel agreed to provide certain consulting services to the Company over four-years and would act as a non-exclusive sales agent for its products and services, for which they would receive sales commissions. During the fourth quarter of 2003, the Company recorded a charge in the amount of $18.5 million equal to the excess of the fair value of the cash, equity and services committed over the fair value of Cequel’s ownership interest and services performed.

Impairment of strategic equity investments

In prior years, the Company made strategic equity investments in certain startup companies totaling $17.6 million. These investments were carried at cost as the Company owned less than 20 percent of the voting equity and did not have the ability to exercise significant influence over these companies. During 2002 and 2003, the Company recorded charges totaling $4.9 million and $0.4 million, respectively, associated with other than temporary impairment of these investments resulting from the impact of economic conditions on certain of these investees. The carrying value of these investments was fully impaired at December 31, 2003.

The following table displays the activity and balances of the restructuring accrual account for the periods ended December 28, 2002, December 31, 2003 and December 31, 2004 (in thousands):

	Cost of Revenue	Restructuring and Other Charges
	Inventory Write- downs	Workforce and Facilities Consolidation	Long-lived Asset Impairment Charges	Cequel III Contract Restructuring	Total Restructuring and Other Charges	Impairment of Investments	Total
Balance as of December 28, 2002	$1,657	$17,066	$—	$—	$17,066	$—	$18,723
Restructuring and other charges	31,163	24,943	15,950	18,488	59,381	385	90,929
Acquired Broadwing Communication Services, Inc. liabilities	—	791	—	—	791	—	791
Non-cash charges	(24,151)	(13,592)	(15,950)	(17,377)	(46,919)	(385)	(71,455)
Cash payments	(6,135)	(24,207)	—	(1,111)	(25,318)	—	(31,453)
Accretion of interest	—	94	—	—	94	—	94
Foreign currency impact	—	859	—	—	859	—	859

Balance as of December 31, 2003	2,534	5,954	—	—	5,954	—	8,488
Restructuring and other charges	193	3,946	—	—	3,946	—	4,139
Cash payments	(2,254)	(6,388)	—	—	(6,388)	—	(8,642)
Accretion of interest	—	46	—	—	46	—	46
Non cash charges and acquired restructuring liability	(237)	4,817	—	—	4,817	—	4,580
Foreign currency impact	—	9	—	—	9	—	9

Balance as of December 31, 2004	$236	$8,384	$—	$—	$8,384	$—	$8,620

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Financial Instruments

Short-term and long-term investments as of December 31, 2003 are comprised of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$10,414	$10	$(3)	$10,421
Euro Dollar bonds	21,021	26	(32)	21,015
U.S. government and agency securities	10,101	10	(2)	10,109
Auction rates securities	21,500	—	—	21,500
Money market funds	233,777	—	—	233,777

	$296,813	$46	$(37)	$296,822

Included in cash and cash equivalents	$256,490	$—	$—	$256,490
Included in short-term investments	27,101	39	(5)	27,135
Included in long-term investments	13,222	7	(32)	13,197

	$296,813	$46	$(37)	$296,822

Short-term and long-term investments as of December 31, 2004 are comprised of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$116,190	$—	$(348)	$115,842
Euro Dollar bonds	31,817	—	(136)	31,681
U.S. government and agency securities	52,181	—	(233)	51,948
Auction rates securities	30,375	—	—	30,375
Money market funds	44,509	—	—	44,509

	$275,072	$—	$(717)	$274,355

Included in cash and cash equivalents	$149,915	$—	$—	$149,915
Included in short-term investments	75,074	—	(310)	74,764
Included in long-term investments	50,083	—	(407)	49,676

	$275,072	$—	$(717)	$274,355

(5)	Inventories

Inventories are comprised of the following (in thousands):

	December 31, 2003	December 31, 2004
Raw materials	$157,462	$104,301
Work-in-process	171	73
Finished goods	56,179	84,225

	213,812	188,599
Less reserve for excess inventory and obsolescence	(213,040)	(187,329)

Inventories, net	$772	$1,270

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company transferred $13.7 million and $1.0 million net book value of inventory into construction in process fixed assets of the communications services division for expansion of its network during 2003 and 2004, respectively.

(6)	Property and Equipment

Starting in 2003 and continuing through 2004, the Company implemented a series of capital projects to expand and improve its network. Costs associated directly with expansions and improvements to the network, including employee related costs, have been capitalized, and interest costs incurred during construction were capitalized based on the weighted average accumulated construction expenditures and interest rates related to the Company’s borrowings at the time. During 2004, approximately $4.1 million of interest was capitalized.

Property and equipment consist of the following (in thousands):

	December 31, 2003	December 31, 2004	Depreciable Lives (years)
Land	$9,247	$7,950	Indefinite
Buildings and leasehold improvements	30,146	68,748	2-40
Transmission facilities	41,723	184,223	3-20
Furniture, fixtures, vehicles, and other	22,858	24,694	2-15
Fiber usage rights	16,537	14,513	5-20
Testing and manufacturing equipment	79,824	74,226	3-5
Construction in process	24,061	73,126	—

	224,396	447,480
Less: Accumulated depreciation	(107,808)	(161,442)

Property and equipment, net	$116,588	$286,038

During 2004, the Company adjusted the value of its fixed assets purchased as part of the Broadwing Communication Services, Inc. acquisition pursuant to the terms of the original purchase agreement as discussed in Note 2. This resulted in a decrease to the value of the assets acquired in the amount of $10.7 million and a corresponding decrease in depreciation expense of $3.5 million for the year.

(7)	Goodwill and Other Intangible Assets

Goodwill

The Company recorded $48.7 million of goodwill within its communications services division related to the acquisition of Focal.

Other Intangible Assets*

	As of December 31, 2003		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Customer relationships and in-place contracts (3 to 7 years)	$24,250	$2,277	$34,150	$6,908

Unamortized intangible assets:
Goodwill	$—		$48,696
Trademarks	2,910		2,910

Total	$2,910		$51,606

*	Intangible assets relate to the communications services division

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 1, 2004, the Company recorded $9.9 million in intangible assets related to the Focal acquisition. The intangible assets relate to customer relationships that will be amortized over a period of 7 years.

Intangible asset amortization expense was $18.5 million, $6.9 million and $4.6 million for years ended December 28, 2002, December 31, 2003 and December 31, 2004, respectively. The Company estimates amortization expense will be $5.6 million in 2005, $4.5 million in 2006, $3.6 million in 2007, $3.4 million in 2008 and $3.2 million in 2009 and $6.9 million thereafter.

During the fourth quarter of 2004, the Company performed an impairment analysis of the intangible assets acquired as part of the Broadwing Communication Services, Inc. and Focal Communications acquisitions pursuant to SFAS 142 and SFAS 144. The Company did not recognize an impairment loss, as the carrying amount of finite-lived intangible assets were determined to be recoverable.

(8)	Notes Payable

On February 19, 2004, the Company borrowed $225.0 million under unsecured convertible notes in a private placement to institutional investors. The maturity date of the loans is February 20, 2006. Borrowings under the loans accrue interest at a stated rate of 5% payable quarterly, while principal is scheduled for repayment in seven equal quarterly installments which commenced on August 19, 2004. Provided certain conditions are met and at the election of the Company, principal and interest are payable in either cash or common stock at a conversion price of 95% of the average stock price for the 20 days preceding conversion. If the average stock price exceeds a specified threshold, principal and interest are payable in common stock. Provided certain conditions are met, the notes can be prepaid in cash at any time at a premium of 103% if the Company’s common stock is trading at or above $13.50. Under certain conditions, the Company’s election to convert may require the issuance of additional warrants. The holders may convert at any time.

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

Under certain conditions, the holders can participate in subsequent rights offerings. The noteholders have the right to approve the declaration of and participate in dividends. Unpaid principal is redeemable by the holders at 115% of face value upon a change of control. The Company has determined the early redemption and the change in control option to be embedded derivatives and has determined the value of embedded derivatives to be immaterial as of and for the year ended December 31, 2004. Under the terms of the notes, the Company may incur additional indebtedness of up to $100.0 million, subject to certain limitations.

The Company has the option, which began on November 19, 2004 and ends December 19, 2005, to cause the investors to subscribe to the placement of up to an additional $75.0 million in senior unsecured convertible notes having a final maturity date of two years after their issuance and otherwise having similar terms as the initial senior unsecured convertible notes. The holders may demand the additional placement of up to an additional $75.0 million in senior unsecured convertible notes if the average stock price exceeds $47.40 for ten trading days.

In August and November 2004, the Company elected to pay principal and interest due on the unsecured convertible notes issued in February 2004 primarily in shares of our common stock, resulting in the issuance of 3,212,141 and 6,437,787 shares of common stock, respectively.

The Company assumed $76.1 million in Senior Debt in the acquisition of Focal, which was repaid in cash immediately upon closing.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of notes payable as of December 31, 2003 and December 31, 2004 is as follows (in thousands):

	December 31, 2003	December 31, 2004
Leasehold improvements loan due May 2009, 10% interest rate	$810	$691
Senior unsecured convertible notes, 5% interest rate due February 2006, less unamortized debt discount of $12,837	—	147,877
Other	1,493	707

	2,303	149,275
Less: current portion	(119)	(116,464)

Notes payable, net of discounts and current portion	$2,184	$32,811

(9)	Leases

The Company leases certain facilities, equipment and vehicles for use in its operations under both capital and operating leases. Most lease terms include renewal options and/or escalating rents. Total rent expense from continuing operations under operating leases amounted to $6.5 million in 2002, $21.2 million in 2003 and $34.5 million in 2004 (excluding restructuring costs associated with facilities consolidation). Amortization charge applicable to capitalized assets has been included in depreciation expense in the consolidated statements of operations for all periods presented.

During 2004, in conjunction with the Focal acquisition, the Company assumed capital lease obligations related to an agreement Focal entered into during 1999 with certain carriers for the acquisition of IRUs for dark fiber transport capacity. The lease term expires in June 2022.

Capital lease amounts included in property and equipment for the periods ended is as follows (in thousands):

	December 31, 2003	December 31, 2004
Fiber	$—	$19,383
Vehicles and other equipment	807	884

Total	807	20,267
Less: current portion	(491)	(860)

Capital leases, net of current portion	$316	$19,407

As of December 31, 2004, the total cost and associated accumulated depreciation of assets that were acquired under capital lease were $12.7 million and $1.5 million, respectively.

The aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 2004, are as follows (in thousands):

Years	Capital leases	Operating leases
2005	$2,852	$32,016
2006	2,635	28,802
2007	2,605	26,568
2008	2,575	22,864
2009	2,422	15,584
Thereafter	27,122	60,480

Total minimum rental commitments	40,211	$186,314

Less: interest and executory costs	19,944

Present value of minimum lease payments	20,267
Less: current installments	860

Long-term obligations at December 31, 2004	$19,407

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, the total minimum sublease rentals to be received in the future under noncancelable operating and capital subleases were $1.1 million.

(10)	Repurchase of Capital Stock

During 2002 and 2003, the Company purchased 591,430 and 636,750 shares of its capital stock at an aggregate cost of $4.4 million and $5.1 million, respectively. At December 31, 2004, the Company had remaining authorization from the Board of Directors to spend an additional $15.5 million under the program.

(11)	Stock-based Compensation

In July 1997, the Company adopted the 1997 Stock Option Plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant options to purchase common stock to employees, officers, directors and consultants. Under the Plan 1,341,129 shares of the Company’s common stock are reserved for issuance as of December 31, 2004. Generally, stock options are granted with an exercise price equal to the estimated fair value of the common stock at the date of grant. The stock options have a 10-year term and ownership vests over four years from the date of grant.

In June 2000, the Company adopted the 2000 Long Term Incentive Plan (the “2000 Plan”) pursuant to which the Company may grant options to purchase common stock to employees, officers, directors and consultants. Under the 2000 Plan, 1,262,960 shares of the Company’s common stock are reserved for issuance as of December 31, 2004. The number of shares authorized for issuance increases annually on January 1, by the lesser of five percent of outstanding shares on that date or such other number of shares as determined by the Board; however, incentive stock options issuable under the 2000 Plan are not to exceed 4,000,000 shares. These options vest over a four-year period and are exercisable once vested. Under the 2000 Plan, options may be incentive stock options or non-qualified options, and the exercise price shall not be less than the grant date fair market value for incentive stock options and not less than par value for non-qualified options.

The per share weighted-average fair value of stock options granted during 2002, 2003 and 2004 was $6.60, $8.70 and $10.60, respectively, on the date of grant with the following weighted-average assumptions:

	Year Ended
	December 28, 2002	December 31, 2003	December 31, 2004
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.4%	2.0%	3.3%
Expected life	3 years	3 years	4 years
Volatility	102%	96%	90%

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of options granted:

	Number Outstanding	Weighted- Average Exercise Price	Number Vested and Exercisable
December 29, 2001	5,359,491	$55.60	1,668,308
Granted	2,513,276	7.50
Exercised	(738,184)	3.10
Canceled	(1,356,544)	55.20

December 28, 2002	5,778,039	41.90	3,199,905
Granted	2,280,332	9.50
Exercised	(800,123)	7.20
Canceled	(2,378,424)	53.90

December 31, 2003	4,879,824	26.60	2,593,259
Granted	1,958,912	13.44
Exercised	(482,606)	7.67
Canceled	(1,575,682)	33.74

December 31, 2004	4,780,448	$20.54	2,344,300

The following table summarizes information about outstanding and exercisable stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
Actual Price Range	Outstanding	Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.10-$ 3.40	92,807	4.23	$1.71	92,807	$1.71
$ 5.33-$ 7.50	835,506	8.00	5.85	388,963	5.93
$ 8.49-$ 12.60	605,659	7.40	10.1	393,520	9.83
$12.90-$ 19.30	2,325,182	8.50	13.96	646,653	13.86
$19.40-$ 36.80	697,297	5.43	31.27	599,576	32.51
$68.50-$910.00	223,997	5.45	146.02	222,781	146.16

	4,780,448	7.60	$20.54	2,344,300	$28.73

During the fourth quarter of 2004, the Compensation Committee of the Board of Directors approved the issuance of 1,042,600 restricted stock shares. The Company issued 964,600 shares of restricted stock to certain employees, resulting in noncash compensation expense of $0.2 million. Shares were issued under the 2000 Plan and are scheduled to vest quarterly over four years.

(12)	Employee Stock Purchase Plan

During 2000, the Company established the Broadwing Employee Stock Purchase Plan (the “Plan”). Under the Plan, the Company may issue up to 200,000 shares of common stock in each Purchase Plan year, up to a total

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of 1,000,000 shares during the life of the Plan. Eligible employees choose to participate in the Plan during offering periods by authorizing payroll deductions of up to 15% of their salaries, subject to limitations imposed by the Internal Revenue Code. The first offering period began in July 2000, with subsequent periods being six months in duration beginning on January 1, 2001. As of the last business day of each offering period, called an “exercise date,” the participants’ accumulated payroll deductions are used to purchase shares of the Company’s common stock. The purchase price per share purchased as of this date is the lower of either (1) 85% of the fair market value of a share of common stock on the first business day of the offering period or (2) 85% of the fair market value of a share of common stock on the exercise date. During fiscal year 2002, 2003 and 2004, 51,487, 176,178 and 133,799 shares were purchased under the Plan, respectively, resulting in aggregate proceeds of $0.5 million, $1.0 million, and $1.8 million, respectively.

The per share weighted average fair value of shares granted under the Plan during 2002, 2003 and 2004 was $2.80, $3.20 and $5.68, respectively, on the date of grant with the following weighted average assumptions:

	Year Ended
	December 28, 2002	December 31, 2003	December 31, 2004
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.78%	1.18%	1.25%
Expected life	0.5 years	0.5 years	0.5 years
Volatility	76%	84%	84%

(13)	Warrants

During 1999, in connection with certain debt facilities, the Company issued warrants to purchase 869,416 shares of the Company’s common stock with an exercise price of $7.60. During 2003 and 2004, 29,264 and 158,198 warrants were exercised, resulting in proceeds of $0.2 million and $0.6 million, respectively. The remaining unexercised warrants expired as of June 30, 2004.

In November 1999, the Company issued warrants to purchase up to 527,085 shares of common stock at $28.50 per share to a strategic investor. A certain percentage of the warrants were immediately exercisable, while the remaining amount became exercisable after the strategic investor purchased the Company’s products. Of the total 527,085 shares of common stock committed in this warrant, the rights to purchase 263,543 shares expired during the fourth quarter of 2004 and the rights to purchase the remaining 263,543 shares will expire in May 2006. During 1999, the Company recorded equity-based sales and marketing expense of approximately $1.8 million for the estimated fair value at grant date of the warrants that were immediately exercisable. In June 2000, the Company waived the purchase requirements associated with the remaining warrants, resulting in an equity-based sales and marketing expense of approximately $19.5 million for the estimated fair value at the date the warrants became exercisable.

In connection with the Dorsál acquisition in May of 2002, the Company issued 30,158 warrants to purchase shares of common stock at $4.40 per share. During the fourth quarter of 2004, 8,431 warrants to purchase 3,696 shares of common stock were exercised, resulting in proceeds of $0.02 million. The remaining unexercised warrants to purchase 21,727 shares of common stock expire in May of 2005.

In connection with the restructuring of the Cequel agreement (see Note 3), the Company granted immediately exercisable warrants, expiring in November 2010, to purchase an additional 725,000 common shares at a weighted average exercise price of $15.40 per share. As of December 31, 2004, all warrants associated with the agreement remain outstanding.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the February 2004 issuance of unsecured convertible notes (see Note 8), the Company issued warrants to purchase 2,732,838 shares of common stock. The warrants are immediately exercisable, have a strike price of $23.70 per share, and have a three-year life. The warrants were valued at $33.2 million and were recorded as original issue discount. Warrants were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 2.2%, three years and 94.4%, respectively. As of December 31, 2004, all warrants associated with the convertible notes remain outstanding.

(14)	Private Placement

On August 28, 2003, the Company completed a private placement of 6.7 million shares of common stock for proceeds of $73.8 million, net of offering costs. In addition, the Company granted the investors additional investment rights to purchase up to an additional 1,245,566 shares, net of exercises, of the Company’s common stock at $13.00 per share. These additional investment rights became exercisable on November 26, 2003, and expired on July 16, 2004.

Under the terms of the agreement, the Company was contractually committed to register shares that investors bought in connection with the August 2003 private placement. However, the Company was unable to do so due to Broadwing Communication Services, Inc. predecessor auditors’ inability to consent to the Company referencing certain financial statements they audited relating to the Broadwing Communication Services, Inc. business while it was owned by Cincinnati Bell. During the first quarter of 2004, Cincinnati Bell restated its earnings, their auditors consented to the Company referencing certain financial statements they audited, and the Company was able to register the shares. With the registration of shares effective on April 19, 2004, contractual interest payments of $0.8 million per month ceased. The Company incurred approximately $3.2 million in interest associated with the delayed registration during 2004.

(15)	Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share are computed as follows (in thousands, except per share data):

	Year Ended
	December 28, 2002	December 31, 2003	December 31, 2004
Net loss	$(507,760)	$(260,471)	$(152,181)
Basic and diluted weighted average common shares	39,201	43,060	53,217
Basic and diluted net loss per common share	$(12.95)	$(6.05)	$(2.86)

Options and warrants outstanding as of December 28, 2002 to purchase 5,778,038 and 759,372 shares of common stock, respectively, and 74,648 unvested shares acquired through the exercise of options were not included in the computation of diluted net loss per common share for the year ended December 28, 2002, as their inclusion would be anti-dilutive.

Options and warrants outstanding as of December 31, 2003 to purchase 4,879,823 and 1,455,104 shares of common stock, respectively, and 8,338 unvested shares acquired through the exercise of options were not included in the computation of diluted net loss per common share for the year ended December 31, 2003, as their inclusion would be anti-dilutive.

Options and warrants outstanding as of December 31, 2004 to purchase 4,780,448 and 3,743,108 shares of common stock, respectively, and 133 unvested shares acquired through the exercise of options were not included in the computations of diluted net loss per common share for the year ended December 31, 2004, as their inclusion would have been anti-dilutive.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16)	Income Taxes

The Company has incurred operating losses since its inception and has recognized no current or deferred tax provision or benefit. The provision (benefit) for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to net loss before income taxes. The items causing this difference are as follows (in thousands):

	Year Ended
	December 28, 2002	December 31, 2003	December 31, 2004
Expected tax benefit at statutory rate	$177,716	$91,165	$53,263
State tax, net of federal benefit	19,764	12,694	6,122
Non-deductible goodwill amortization and purchased research and development	(17,519)	(1,607)	—
Research and development tax credits	2,445	—	—
Non-deductible interest	—	—	(9,959)
Other, net	(741)	(102)	(419)
Increase in valuation allowance	(181,665)	(102,150)	(49,007)

	$—	$—	$—

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	Year Ended
	December 31, 2003	December 31, 2004
Deferred tax assets:
Capitalized start-up and organization costs	$15,102	$8,092
Domestic net operating loss carry forward	310,710	463,628
Foreign net operating loss carry forward	44,297	43,964
Accrued expenses	127,884	123,047
Research and development tax credit carry forwards	13,851	14,764
Non-cash stock compensation	103,152	105,449
Property and equipment	30,196	64,256
Other	—	(1,631)

Total gross deferred tax assets	645,192	821,569
Valuation allowance	(645,192)	(821,569)

Net deferred tax assets	—	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire amount of deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and credit carry forwards are available. Management considers scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented by the Company in making this assessment. Based upon the lack of historical taxable income, scheduled reversal of deferred tax liabilities, and projections for future taxable income over the periods in which

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the temporary differences are deductible and tax credits are available to reduce taxes payable, the Company has established a valuation allowance of $645.2 million and $821.6 million as of December 31, 2003 and 2004, respectively.

The net change in the valuation allowance for the years ended December 28, 2002, December 31, 2003 and December 31, 2004 was an increase of approximately $186.9 million, $102.2 million and $176.4 million, respectively. Of the $176.4 million increase in the valuation allowance for the year ended December 31, 2004, approximately $165.0 million relates to purchase accounting adjustments. The domestic net operating loss carry forwards of $1,156.6 million will expire commencing in 2012 through the year 2024. Foreign net operating loss carry forwards of $119.3 million will expire commencing in 2005 through the year 2009. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of a portion of the net operating loss carry forward may have occurred. As a result, the utilization of the net operating loss carry forward could be limited.

The Company’s domestic net operating loss carryforward has been increased for tax benefits associated with exercises of stock options and warrants. The Company receives an income tax benefit calculated as the difference between the fair value of the stock issued at the time of the exercise and the option price, tax effected. These benefits will be credited directly to shareholders’ equity when the net operating loss carryforwards are utilized against current tax liabilities. The benefits increasing gross deferred tax assets amount to approximately $39.6 million as of December 31, 2004.

(17)	Related Party Transactions

(a)	Cincinnati Bell

The Company has entered into various transition services agreements with Cincinnati Bell, a less than 2% owner of Broadwing Communications, LLC, in which each party performs services on behalf of the other, including certain billing, sales agency, carrier services, collection, and administrative services, as part of the original purchase agreement (See Note 2). Effective June 13, 2004, as required under the terms of the agreement, the contract to provide carrier services to Cincinnati Bell was renegotiated resulting in overall decreases in rates.

Cincinnati Bell represented $21.1 million or 7% and $21.9 million or 3% of total communications services revenue for the fiscal year ended December 31, 2003 and 2004, respectively.

At December 31, 2003 and 2004, amounts due between the parties were as follows (in thousands):

	December 31, 2003	December 31, 2004
Amounts due from Cincinnati Bell	$6,186	$4,964
Amounts due to Cincinnati Bell	$3,897	$431

(b)	Cequel III, LLC

During 2003, the Company entered into an agreement in which Cequel, a St. Louis-based communications and cable management firm and, until November 20, 2003, a 1% owner of Broadwing Communications, LLC, to provide certain management services for $2.3 million annually. Management fees incurred during 2003 totaled $1.4 million.

As discussed in Note 3, on November 20, 2003, the Company acquired the 1% equity stake and additional interests in Broadwing Communications, LLC owned by Cequel and terminated the management services agreement.

BROADWING CORPORATION AND SUBSIDIARIES

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

According to the operating agreement of ACME LLC, the Company receives 99% of the profits and losses from the business, and ACME Corp. receives the remaining 1%; however, $0.3 million of ACME LLC-related start up costs incurred by ACME Corp. will be returned to ACME Corp. out of the net profits of ACME LLC before any distributions of net profits are made to the Company. Further, ACME Corp. is responsible for paying royalties to the licensor of the licensed technology contributed by ACME Corp., which vary in amounts ranging from 0.5% to 2.0% of the net invoice cost of each grating sold by ACME LLC. In addition to 1% of the profits, ACME LLC is obligated to pay to ACME Corp. an amount sufficient to pay the royalty obligations of ACME Corp. ACME LLC is fully consolidated into the consolidated financial statements of Broadwing Corporation. To date, no distributions have been made to ACME Corp. beyond those sufficient to pay the associated royalty obligations.

(d)	Strategic Relationships

The Company purchased approximately $0.3 million and, $0.1 million during 2002 and 2003 respectively, from ITF Optical Technologies (“ITF”). Certain officers and directors of the Company own a non-controlling interest in ITF.

The Company purchased approximately $0.02 million of components during 2002 from Covega, formerly Codeon Corporation, but has cancelled all commitments to purchase additional components from Covega. Certain officers and directors indirectly own a non-controlling interest in Covega.

The Company purchased approximately $0.1 million, $0.9 million and $0.1 million of components during 2002, 2003 and 2004, respectively, from Lightconnect, Inc. Certain officers and directors own a non-controlling interest in Lightconnect.

(18)	Concentrations

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

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from the Company’s ten largest customers accounted for approximately 20% and 19% of total communications services revenue for the year ended December 31, 2003 and 2004, respectively. In addition, revenue from communications carriers accounted for 40% and 38% of total communications services revenue for the year ended December 31, 2003 and 2004, respectively.

(19)	Commitments and Contingencies

(a)	Summary

The following table provides information about our contractual obligations and commercial commitments as of December 31, 2004.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$160,714	$128,571	$32,143	$—	$—
Capital lease obligations	40,211	2,852	5,240	4,997	27,122
Operating leases	186,314	32,016	55,370	38,448	60,480
Contractual purchase commitments	482,382	168,025	236,986	72,830	4,541

Total contractual obligations	$869,621	$331,464	$329,739	$116,275	$92,143

	Amount of Commitment Expiration per Year (in thousands)
Other Commercial Commitments	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Letters of credit	$13,911	$8,827	$947	$1,981	$2,156

(b)	Legal Matters

Ciena

By letter dated July 10, 2000, Ciena Corporation (“Ciena”) informed the Company of its belief that there is significant correspondence between products that the Company offers and several U.S. patents held by Ciena relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. On July 19, 2000, Ciena filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company is willfully infringing three of Ciena’s patents. Ciena is seeking injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question. On March 5, 2001, a motion was granted, allowing Ciena to amend its complaint to include allegations that the Company is willfully infringing two additional patents. One patent was dropped from the litigation by agreement of the parties prior to trial. In February 2003, jury trials were held on the issues of infringement and invalidity of the remaining four patents. The Company’s all-optical networking products were found by a jury not to infringe two of Ciena’s WDM system patents. The jury did not reach a verdict on a third Ciena WDM system patent, which is related to the two non-infringed WDM system patents. The Company’s inverse multiplexing transceiver product, which can be used along with our all-optical networking products, was found by the jury to infringe a Ciena patent on bit rate transparent devices. In an April 2003 retrial, the manner in which certain of the Company’s transmitters and receivers are operated in a WDM system was found by a jury to infringe the system patent, upon which a verdict was not reached in the February 2003 trial. In May 2003, the Company filed a motion to certify

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the record for interlocutory appeal to the U.S. Court of Appeals for the Federal Circuit and Ciena filed motions for entry of judgment and for a permanent injunction. In February 2004, the Company’s motion requesting a jury trial on a pending infringement issue was denied and the Company filed a Writ of Mandamus with the U.S. Court of Appeals for the Federal Circuit requesting that a retrial be ordered. The Federal Circuit denied the Writ, finding that the issues can be addressed later on appeal, if still necessary, after a final judgment has been entered by the District Court. On September 9, 2004, the Court entered a series of orders. The Court denied Ciena Corporation’s motion for an injunction on the patent that pertains to the use of certain types of transmitters and receivers in WDM systems. The Court granted Ciena Corporation’s motion for injunction on the patent against an inverse multiplexing product that is not used in the Company’s network and that we no longer sell. The Court also entered orders and judgments with respect to issues of validity and infringement reached by the juries in the three preceding trials. On January 7, 2004, the court amended its September 9, 2004 order and granted Ciena Corporation’s motion for injunction on the patent covering the manner in which certain of the Company’s transmitters and receivers are operated in a WDM system. The Company no longer makes or sells the transmitters and receivers that are the subject of the injunction. Management believes that the injunction does not cover the transmitters and receivers that we currently use. The parties have filed post-trial briefs and are awaiting decision. The Company has filed an appeal relating to the Court’s injunction order and the parties have not commenced briefing. Post-trial activities and appeals may last up to a year or more and could result in retrials. A damages trial, if necessary, will not be held until the completion of appeals and any retrials.

Over the course of the litigation, the parties have had, and continue to have settlement discussions. The Company may consider settlement due to the costs and uncertainties associated with litigation in general, and patent infringement litigation in particular, and due to the fact that an adverse determination in the litigation could preclude it from producing some of its products until it were able to implement a non-infringing alternative design to any portion of its products to which such a determination applied. Even if the Company considers settlement, there can be no assurance that it will be able to reach a settlement with Ciena. A loss, if any, associated with these claims can not be estimated at this time. Management believes that the outcome of such actions and the proceeding will not have a material effect on the Company’s business, financial condition, or results of operations.

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

By order dated October 12, 2001, the court appointed an executive committee of six plaintiffs’ law firms to coordinate their claims and function as lead counsel. Lead plaintiffs have been appointed in almost all of the IPO

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allocation actions, including the Company’s action. On October 17, 2001, a group of underwriter defendants moved for Judge Scheindlin’s recusal. Judge Scheindlin denied that application. On December 13, 2001, the moving underwriter defendants filed a petition for writ of mandamus seeking the disqualification of Judge Scheindlin in the United States Court of Appeals for the Second Circuit. On April 1, 2002, the Second Circuit denied the moving underwriter defendants’ application for a writ of mandamus seeking Judge Scheindlin’s recusal from this action. On April 19, 2002, plaintiffs filed amended complaints in each of the actions, including the Company’s action. On May 23, 2002, a conference was held at which the court set a briefing schedule for the filing of motions to dismiss the amended complaints. On July 1, 2002, the underwriter defendants filed their motion to dismiss the amended complaints. On July 15, 2002, the issuer defendants filed their motion to dismiss the amended complaints. The briefing on the motions to dismiss was completed, and the judge heard oral arguments on the motions on November 1, 2002. On February 19, 2003, the issuer defendants’ motion to dismiss was granted with regard to certain claims and denied with regard to certain other claims. As to the Company, the Section 10(b) and Rule 10b-5 claims, alleging that the Company participated in a scheme to defraud investors by artificially driving up the price of the securities, were dismissed with prejudice, but the Section 11 claims, alleging that the registration statement contained a material misstatement of, or omitted, a material fact at the time it became effective, survived the motion to dismiss. On June 14, 2004, the plaintiffs and issuer defendants presented the executed settlement agreement to Judge Scheindlin during a court conference. Subsequently, the plaintiffs and issuer defendants made a motion for preliminary approval of the settlement agreement. On July 14, 2004, the underwriter defendants filed a memorandum of law in opposition to plaintiffs’ motion for preliminary approval of the settlement agreement. Reply briefs have been submitted and the parties are awaiting the court’s decision on the motion. On February 15th, 2005, Judge Scheindlin granted preliminary approval of the proposed settlement agreement between the plaintiffs and defendants, including us. The proposed settlement is a $1 billion dollar guaranteed settlement. The insurance companies for the defendants agreed to pay up to $1 billion dollars in total if judgment is rendered for the plaintiffs to the extent that investors succeed in recovering more than $1 billion from the banks, the companies that went public, such as the Company, will not have to pay any additional amounts. The defendants’ insurance companies will be paying the settlement which is subject to the final approval of the district court. The Company intends to defend itself vigorously.

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

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with respect to the Company will be. These investigations could result in substantial legal costs and a diversion of management’s attention that may have a material adverse effect on the Company’s business, financial condition and results of operations.

Great Northern Insurance Company

On October 5, 2004, the Company filed an action in the US District Court for the District of Maryland against its property insurance carrier, Great Northern Insurance Company, for breach of contract under a building and personal property insurance policy sold to the Company by Great Northern. The claim is for a loss sustained by the Company due to a fire in a warehouse that occurred in March 2003. The amount of loss alleged by the Company exceeds $46.0 million, of which Great Northern has paid $4.5 million. The Company has requested a jury trial for this dispute. The parties are conducting discovery in the matter, which is expected to be completed June 15, 2005. No trial date has been set.

The Company and its subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

(c)	Warranty and Indemnification

The Company provides product warranties to its customers associated with its communications equipment sales. The Company records estimated warranty costs in the period in which the related products are accepted. The warranty liability recorded at each balance sheet date is based on historical experience of component failures and management’s industry experience and is included in other current liabilities on the consolidated balance sheets. The changes in the carrying amount of warranty liabilities for the year ended December 31, 2004, were as follows (in thousands):

Total
Warranty liability as of December 31, 2002	$6,926
Accruals	—
Broadwing acquisition adjustment	(3,550)
Usage	(1,997)

Warranty liability as of December 31, 2003	$1,379
Accruals	—
Usage	1,159

Warranty liability as of December 31, 2004	$220

Warranty usage represents the cost of servicing the warranty claims of customers. Warranty obligations related to communications equipment sales of $0.9 million expired during the fourth quarter of 2004. At the time of expiration, actual warranty claims were lower than management’s previous estimates, resulting in a $0.9 million reduction in communications equipment cost of revenue.

The Company indemnifies its customers against any damages resulting from claims of patent, copyright or trademark infringement associated with its communications equipment products. It is not possible to estimate the maximum liability due to the uncertainties involved with this indemnification.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)	Letters of Credit

As of December 31, 2004, long-term restricted cash totaled $13.9 million associated with outstanding irrevocable letters of credit relating to lease obligations for various business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each of the respective lease agreements.

(20)	Segment Reporting

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has two business segments: communications equipment and communications services. The communications services segment provides data and voice communications services. Communication services revenue is generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers. Also included in the communications services division are the results of Focal since the date of acquisition, whose revenue primarily consists of switched and dedicated local phone service and Inter-carrier compensation. The communications equipment segment designs, manufactures and sells high performance all-optical and electrical/optical communications equipment. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131. The CODM evaluates resources allocation decisions and performance based on several factors, of which revenue and net loss are the primary financial measures.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment results for the years ended December 28, 2002, December 31, 2003 and December 31, 2004 are as follows (in thousands):

	Year Ended
	December 28, 2002	December 31, 2003	December 31, 2004
Revenue:
Communications Services:
Data and internet services	$—	$74,180	$150,145
Broadband transport	—	123,994	244,662
Long-distance voice services	—	112,001	197,168
Local voice services	—	—	66,401

Total communications services	—	310,175	658,376
Communications equipment	20,208	4,139	13,904

Total	20,208	314,314	672,280
Inter segment revenues:
Communication services	—	—	—
Communications equipment	—	6,658	—

Total	—	6,658	—
Interest revenue:
Communications services	—	34	488
Communications equipment	10,453	4,965	6,673

Total	10,453	4,999	7,161
Interest expense:
Communications services	—	221	1,392
Communications equipment	1,116	283	29,884

Total	1,116	504	31,276
Depreciation and amortization expense:
Communications services	—	17,922	54,951
Communications equipment	53,792	23,520	6,609

Total	53,792	41,442	61,560
Net loss before minority interest:
Communications services	—	(72,600)	(80,589)
Communications equipment	(507,760)	(188,258)	(71,592)

Total	$(507,760)	$(260,858)	$(152,181)
Additions to property and equipment:
Communications services	—	7,808	73,767
Communications equipment	18,740	4,435	957

Total	18,740	12,243	74,724
Noncash activities:
Repayment of convertible notes with common stock:
Communications services	—	—	—
Communications equipment	—	—	67,687

Total	—	—	67,687
Assets acquired through capital lease:
Communications services	—	—	—
Communications equipment	—	—	679

Total	—	—	679
Purchase businesses combination consideration paid with common stock:
Communications services	—	—	—
Communications equipment	91,785	—	94,126

Total	91,785	—	94,126
Inventory installed as fixed assets:
Communications services	—	13,685	1,000
Communications equipment	—	—	—

Total	—	13,685	1,000

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2003	December 31, 2004
Total assets:
Communication services	$217,250	$466,308
Communications equipment	311,365	314,682

Total	$528,615	$780,990

(21)	Quarterly Financial Information (Unaudited):

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2003 and December 31, 2004 (in millions, except per share amounts):

	Fiscal Quarter
	First		Second		Third		Fourth		Total
2003:
Revenue	$1.5		$27.0		$143.3		$142.5		$314.3
Net loss	(47.0	)(a)	(45.8	)(b)	(112.3	)(c)	(55.4	)(d)	(260.5)
Basic and diluted net loss per share	$(1.20)		$(1.14)		$(2.55)		$(1.16)		$(6.05)
2004:
Revenue	$146.8		$142.1		$163.4		$219.9		$672.3
Net loss	(33.9)		(38.1)		(36.8)		(43.4)		(152.2)
Basic and diluted net loss per share	$(0.70)		$(0.80)		$(0.69)		$(0.68)		$(2.86)

(a)	Includes restructuring and other charges of $3.8 million associated with workforce reductions and facilities consolidation.
(b)	Includes total restructuring and related charges of $11.1 million. These charges were comprised of $3.3 million in communications equipment cost of revenue charges associated with inventory write-downs and losses on open purchase commitments and $7.8 million associated with workforce reductions, consolidation of excess facilities, asset impairment and other charges.
(c)	Includes total restructuring and other charges of $6.5 million associated with workforce reductions.
(d)	Includes total restructuring and related charges of $15.5 million. These charges were comprised of $1.3 million in workforce reductions, asset impairments and other charges and $18.5 million associated with the restructuring of the Cequel management services agreement.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During our two most recent fiscal years, there has been no change in the independent accountant engaged as the principal accountant to audit our consolidated financial statements and the independent accountant has not expressed reliance on other independent accountants in its reports during such time periods.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures—

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors. Based on management’s evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting—

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a–15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein. The Company acquired Focal Communications Corporation on September 1, 2004 and has excluded from its assessment of effectiveness of internal control over financial reporting as of December 31, 2004. Focal’s internal control over financial reporting is associated with total assets of $161.6 million and total revenues of $81.5 million as of and for the year ended December 31, 2004.

Changes in Internal Controls—

There were no changes to the Company’s internal controls over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Broadwing have been detected.

Item 9B. Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

(a) Listed below are our executive officers and directors as of February 28, 2005, their ages as of that date and position with us. Officers are elected by the Board of Directors to serve for a period ending with the next meeting of the Board of Directors held after the Annual Meeting of Stockholders.

Name	Age	Title
David R. Huber, Ph.D.	55	Chairman of the Board and Chief Executive Officer
James A. Bannantine	49	President
Lynn D. Anderson	45	Senior Vice President and Chief Financial Officer
Kim D. Larsen	48	Senior Vice President, General Counsel and Secretary
Joseph R. Hardiman	68	Director
Freeman A. Hrabowski, III, Ph.D.	55	Director
David S. Oros	46	Director
Donald R. Walker	56	Director

David R. Huber, Ph.D. is the founder of Broadwing. He has served as a Director and Chairman of our Board and Chief Executive Officer since June 1997. Dr. Huber has 20 years of experience in the development of optical communications equipment. From 1992 through April 1997, Dr. Huber served first as Chief Technology Officer and later as Chief Scientist of Ciena Corporation, a company he founded in 1992. From 1989 through 1992, Dr. Huber managed the Lightwave Research and Development Program for General Instrument Corporation. Prior to 1989, Dr. Huber held positions in optical communications development at Rockwell International Corporation, Optelecom, Inc. and ITT Industries, Inc., formerly International Telephone & Telegraph Corporation. Dr. Huber holds 41 U.S. patents in optics technology and has numerous additional patents pending. He earned a Ph.D. in electrical engineering from Brigham Young University and a B.S. in physics from Eastern Oregon State University. Dr. Huber is the brother-in-law of Mr. Larsen.

James A. Bannantine has been President of Broadwing since May 2002. From September 2001 to May 2002, Mr. Bannantine was Chief Executive Officer of Dorsál Networks, Inc., a developer and manufacturer of undersea optical networking solutions for telecommunication service providers. Broadwing Corporation purchased Dorsál Networks, Inc. in May 2002. From February 2001 to September 2001, Mr. Bannantine was President of Acumen Capital, LLC, a private equity firm focused on international infrastructure. From September 1990 to February 2001, Mr. Bannantine was Chief Executive Officer of Enron South America, a division of Enron Corporation with $3.5 billion in assets and $1.5 billion in revenues. From June 1978 to August 1990, Mr. Bannantine was an officer in the United States Army Corps of Engineers. Mr. Bannantine is a graduate of West Point and holds an M.B.A. from The Wharton Graduate School of Business.

Lynn D. Anderson has been our Senior Vice President and Chief Financial Officer since January 2002. From May 2001 to December 2001, Mr. Andersen served as Chief Financial Officer of Optical Capital Group, LLC, a specialized technology investment firm focused on optical equipment related communications technology. From December 2000 to April 2001, Mr. Anderson was self-employed providing financial and strategic consulting services to companies in the technology, media and energy sectors. From February 2000 to November 2000, Mr. Anderson served as Chief Operating Officer and Chief Financial Officer of Zillacast, an Internet broadcasting company. From 1981 to 2000, Mr. Anderson held several financial positions with various divisions of General Electric Company and GE Capital. Mr. Anderson earned his B.A. from Kansas State University and his M.B.A. from the University of Texas.

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

Joseph R. Hardiman has served as a Director since July 2000. Mr. Hardiman served as the President and Chief Executive Officer of the National Association of Securities Dealers, Inc. and its wholly owned subsidiary, The Nasdaq Stock Market, Inc., from September 1987 through January 1997. From 1975 through September 1987, Mr. Hardiman held various positions at Alex, Brown & Sons, including managing director and Chief Operating Officer. Mr. Hardiman earned B.A. and LLB degrees from the University of Maryland. Mr. Hardiman serves on the boards of the Deutsche Scudder Funds, the ISI Funds, the Nevis Fund, Brown Investment Advisory Trust Company, University of Maryland Foundation, the University of Maryland School of Law and The Nasdaq Stock Market Education Foundation. Previously, he served on the boards of the Depository Trust Company, the Securities Industry Foundation for Economic Education, the Securities Regulation Institution and the Center for the Study of the Presidency and as a member of the American Business Conference.

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

David S. Oros has served as a Director since January 2001. Mr. Oros has been Chairman and Chief Executive Officer of Aether Systems, Inc., a provider of wireless data services, systems and software since he founded Aether in 1996. From 1994 until 1996, Mr. Oros was President of NexGen Technologies, L.L.C., a wireless software development company that contributed all of its assets to Aether. From 1992 until 1994, he was President of the Wireless Data Group at Westinghouse Electric. From 1982 until 1992, Mr. Oros directed internal research and managed large programs in advanced airborne radar design and development at Westinghouse Electric. He currently serves on the Board of Directors of Aether Systems, Inc. and Novatel Wireless, Inc. Mr. Oros received a B.S. in mathematics and physics from the University of Maryland.

Donald R. Walker has served as Director since October 2002. Mr. Walker has served as an independent government consultant on intelligence space systems and missile defense and as a Senior Review Panel member for United States government agencies since November 2001. From April 2000 to November 2001, Mr. Walker served as President and Chief Executive Officer of Veritect, a computer security firm. From 1995 through 2000, Mr. Walker served as Chief Information Officer of United Services Automobile Association (USAA), a Fortune 200 financial services company and Chief Executive Officer and President of USAA’s information technology company. Mr. Walker served in the United States Air Force from 1966 to 1995 and retired with the rank of Brigadier General. Mr. Walker received a B.S. in Engineering Science from the United States Air Force Academy, an M.S. in Mechanical Engineering from the University of Southern California and an M.B.A. from Auburn University.

(b) The remaining information required by this Item will be contained in the Company’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 13, 2005, and is hereby incorporated by reference.

Item 11.    Executive Compensation.

The information called for by this Item 11 is set forth under the caption “Executive Compensation” in our definitive Proxy Statement that will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 13, 2005, and is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The Company has two equity based compensation plans, the 1997 Stock Option Plan and the 2000 Long Term Incentive Plan. The following table sets forth information as of December 31, 2004 concerning the Company’s two equity compensation plans, both of which were approved by security holders. The Company does not have any equity compensation plans that are not approved by security holders.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants And Rights	Weighted- Average Exercise Price per Share of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In the First Column)
Equity compensation plans approved by security holders	8,521,109	$21.31	2,604,089

* As of December 31, 2004, 1,341,129 and 1,262,960 shares of common stock remained available for future issuance under the 1997 Stock Option Plan and the 2000 Long Term Incentive Plan, respectively. If, at the beginning of any calendar year during the life of the 2000 Long Term Incentive Plan, the number of shares of common stock with respect to which awards under the 2000 Long Term Incentive Plan may be granted is less than 5% of the Company’s outstanding common stock, the number of shares of common stock available for grant under the 2000 Long Term Incentive Plan will be increased to the lesser of (a) 5% of the Company’s outstanding shares of common stock on that date or (b) such other number of shares as the Company’s Board of Directors determines. A total of 4,000,000 shares may be issued under the 2000 Long Term Incentive Plan, during the life of the plan. As of December 31, 2004, a total of 3,794,814 shares had been issued under the plans.

(b) The information called for by this Item 12 with respect to security ownership of more than 5% of our common stock is set forth under the caption “Principal Stockholders” in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 13, 2005 and is hereby incorporated by reference.

(c) The information called for by this Item 12 with respect to the security ownership of our directors and of management is set forth under the caption “Principal Stockholders” in our definitive Proxy Statement, which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 13, 2005, and is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions.

Additional information called for by this Item 13 is set forth under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 13, 2005, and is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services.

The information called for by this Item 14 is set forth under the caption “Selection of Independent Auditors” in our definitive Proxy Statement that will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 13, 2005, and is hereby incorporated by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	47

	Consolidated Balance Sheets as of December 31, 2003 and December 31, 2004	48

	Consolidated Statements of Operations for the years ended December 28, 2002, December 31, 2003 and December 31, 2004	49

	Consolidated Statements of Stockholders’ Equity for the years ended December 28, 2002, December 31, 2003 and December 31, 2004	50

	Consolidated Statements of Cash Flows for the years ended December 28, 2002, December 31, 2003 and December 31, 2004	51

	Notes to Consolidated Financial Statements	52

	Independent Registered Public Accounting Firm’s Report on Schedule	83

	Schedule of Valuation and Qualifying Accounts	84

(b)	Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index that is attached hereto, and incorporated by reference herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Broadwing Corporation:

Under date of March 16, 2005, we reported on the consolidated balance sheets of Broadwing Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/: KPMG LLP

Austin, Texas

March 16, 2005

BROADWING CORPORATION AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Other		Provisions	Deductions	Balance at End of Period
Year ended December 28, 2002
Deferred tax valuation allowance	$356,098	$—		$186,944	$—	$543,042
Allowance for excess inventory and obsolescence	170,428	—		105,739	(40,058)	236,109
Year ended December 31, 2003
Deferred tax valuation allowance	543,042	—		102,150	—	645,192
Allowance for excess inventory and obsolescence	236,109	—		24,151	(47,220)	213,040
Allowance for doubtful accounts	—	27,072	(a)	15,412	(22,491)	19,993
Year ended December 31, 2004
Deferred tax valuation allowance	645,192	127,370		49,007	—	821,569
Allowance for excess inventory and obsolescence	213,040	—		2,254	(27,965)	187,329
Allowance for doubtful accounts	$19,993	$34,467	(b)	$22,848	$(27,172)	$50,136

(a)	Amounts acquired in the June 13, 2003 acquisition of Broadwing Communication Services, Inc.

(b)	Amounts acquired in the September 1, 2004 acquisition of Focal Communications Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March     , 2005.

Broadwing Corporation

By:	/s/ DAVID R. HUBER
David R. Huber Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David R. Huber David R. Huber	Chairman of the Board and Chief Executive Officer	March 16, 2005

/s/ Lynn D. Anderson Lynn D. Anderson	Senior Vice President and Chief Financial Officer	March 16, 2005

/s/ Timothy C. Dec Timothy C. Dec	Senior Vice President, Chief Accounting Officer and Treasurer	March 16, 2005

/s/ Joseph R. Hardiman Joseph R. Hardiman	Director	March 16, 2005

/s/ Freeman A. Hrabowski, III Freeman A. Hrabowski, III	Director	March 16, 2005

/s/ David S. Oros David S. Oros	Director	March 16, 2005

/s/ Donald R. Walker Donald R. Walker	Director	March 16, 2005

EXHIBIT INDEX

Exhibit Number	Description
2.1	Merger Agreement between Corvis Corporation and Corvis Acquisition Company, Inc. and Dorsál Networks, Inc., dated January 29, 2002 (incorporated by reference herein to Exhibit 2.1 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

Registrant hereby agrees to provide a copy of omitted Schedules to the above exhibit to the Securities and Exchange Commission upon request

3.1	Amended and Restated Certificate of Incorporation of Corvis Corporation (incorporated by reference herein to Exhibit 3.1 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

3.2	Amended and Restated By-laws of Corvis Corporation (incorporated by reference herein to Exhibit 3.2 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

4.1	Form of Initial Senior Convertible Note (incorporated by reference herein to Exhibit 4.01 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

4.2	Form of Additional Senior Convertible Note (incorporated by reference herein to Exhibit 4.02 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

4.3	Form of Initial Warrants (incorporated by reference herein to Exhibit 4.03 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

4.4	Form of Additional Warrants (incorporated by reference herein to Exhibit 4.04 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

4.5	Stock Purchase Warrant of Corvis Corporation dated November 20, 2003 issued to Cequel III, LLC (incorporated by reference herein to Exhibit 4.1 to Corvis Corporation’s Current Report on Form 8-K, filed February 12, 2004)

10.1	Amended and Restated Loan Agreement, dated as of June 30, 1999, among Corvis Corporation, Venture Lending & Leasing II, Inc., as Agent, and Venture Lending & Leasing II, Inc. and the other Lenders signatory thereto (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.2	Corvis Corporation Second Amended 1997 Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.3	Form of Corvis Corporation 2000 Long Term Incentive Plan (incorporated by reference herein to Exhibit 10.3 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.4	Form of Corvis Corporation Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.4 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.5†	Procurement Agreement, dated March 17, 2000, by and between Broadwing Communication Services, Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.7 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.6†	Amended and Restated Procurement Agreement and Field Trial Agreement, dated June 23, 2000, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.8 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.7†	Amendment No. 3 to Procurement Agreement, dated January 9, 2001, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation’s Current Report on Form 8-K, dated January 9, 2001, File No. 0-30989)

10.8†	Amendment No. 4 to Procurement Agreement, dated April 23, 2001, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.9 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001)

Exhibit Number	Description
10.9†	Amendment No. 6 to Procurement Agreement, dated September 25, 2001, by and between Williams Communications Inc. and Corvis (incorporated by reference herein to Exhibit 10.10 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 29, 2001)

10.10†	Procurement Agreement, dated June 5, 2000, by and between Qwest Communications Corporation and Corvis Corporation (incorporated by reference herein to Exhibit 10.9 to Corvis Corporation’s registration statement on Form S-1, File No. 333-36238)

10.11	Employment Agreement, dated September 10, 2001, as amended, between Dorsál Networks, Inc. and James M. Bannantine (incorporated by reference herein to Exhibit 10.11 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002)

10.12	Employment Agreement, dated January 4, 2002, as amended, between Corvis Corporation and Lynn D. Anderson (incorporated by reference herein to Exhibit 10.12 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002)

10.13	Agreement for the Purchase and Sale of Assets by and between Broadwing Communications Services, Inc., Broadwing Telecommunications, Inc. and the other Sellers party thereto and C III Communications, LLC and C III Communications Operations, LLC, dated as of February 22, 2003 (incorporated by reference herein to Exhibit 10.13 to Corvis Corporation’s Annual Report on Form 10-K for the year ended December 28, 2002)

10.14	Amendment No. 1 to the Asset Purchase Agreement, dated June 6, 2003 (incorporated by reference herein to Exhibit 2.2 to Corvis Corporation’s Current Report on Form 8-K, filed June 30, 2003)

10.15	Securities Purchase Agreement, dated August 28, 2003, by and among Corvis Corporation and the purchasers named therein (incorporated by reference herein to Exhibit 99.1 to Corvis Corporation’s Current Report on Form 8-K, filed September 2, 2003)

10.16	Form of Additional Investment Right (incorporated by reference herein to Exhibit 99.2 to Corvis Corporation’s Current Report on Form 8-K, filed September 2, 2003)

10.17	Securities Purchase Agreement, dated as of February 9, 2004, by and among Corvis Corporation and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

10.18	Registration Rights Agreement, dated as of February 9, 2004, by and among Corvis Corporation and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference herein to Exhibit 10.2 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

10.19	Form of Voting Agreement by and among Corvis Corporation and the stockholders of Corvis Corporation listed on the signature pages thereto under the heading “Stockholders” (incorporated by reference herein to Exhibit 10.3 to Corvis Corporation’s Current Report on Form 8-K, filed February 11, 2004)

10.20	Registration Rights Agreement, dated November 20, 2003, by and among Corvis Corporation and Cequel III, LLC (incorporated by reference herein to Exhibit 10.1 to Corvis Corporation’s Current Report on Form 8-K, filed February 12, 2004)

21.1*	Subsidiaries

23.1*	Consent of KPMG LLP

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

†	Confidential treatment requested for portions of this exhibit.
*	Filed as an exhibit to the Company’s Form 10-K filed March 16, 2005.