Form 10-Q
period 2005-03-31
BROADWING CORP
filed 2005-05-09
CIK 1060490

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares of Common Stock, $0.01 par value, outstanding at April 30, 2005: 75,083,141

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BROADWING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	December 31, 2004	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$124,540	$84,699
Short-term investments	100,139	141,003
Trade accounts receivable, net	94,731	98,283
Inventory	1,270	1,048
Other current assets, net	22,757	27,819

Total current assets	343,437	352,852

Restricted cash, non-current	13,911	14,525
Long-term investments	49,676	11,481
Property and equipment, net	286,038	274,184
Goodwill	48,696	48,801
Intangible assets, net	30,152	29,033
Other non-current assets	9,080	8,850

Total assets	$780,990	$739,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, net of discounts, and capital lease obligations, current portion	$117,324	$119,858
Accounts payable	12,452	20,997
Accrued expenses and other liabilities	53,939	51,339
Accrued communication service costs	41,089	28,844
Deferred revenue, current portion	11,752	11,995
Accrued restructuring and other charges	8,620	5,778

Total current liabilities	245,176	238,811

Notes payable, net of discounts, and capital lease obligations, net of current portion	52,218	20,323
Deferred revenue, net of current portion	13,608	14,618
Other long-term liabilities	14,949	16,068

Total liabilities	325,951	289,820

Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value; 1,900,000,000 shares authorized; 68,424,060 shares issued and 67,195,880 shares outstanding as of December 31, 2004; 74,793,801 shares issued and 73,565,621 shares outstanding as of March 31, 2005	679	743
Treasury stock (1,228,180 shares at December 31, 2004 and March 31, 2005, at cost)	(9,512)	(9,512)
Additional paid-in capital	3,137,928	3,176,353
Accumulated other comprehensive loss:
Unrealized investment losses	(717)	(874)
Accumulated deficit	(2,673,339)	(2,716,804)

Total stockholders’ equity	455,039	449,906

Total liabilities and stockholders’ equity	$780,990	$739,726

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2004	March 31, 2005
Revenue:
Communications services	$141,679	$216,986
Communications equipment	5,108	1,269

Total revenue	146,787	218,255
Operating expenses:
Cost of revenue:
Communication services, excluding depreciation and amortization	97,750	146,744
Communications equipment	1,150	879

Total cost of revenue	98,900	147,623
Research and development, excluding equity-based expense	5,587	2,565
Sales, general and administrative, excluding equity-based expense	56,993	73,795
Litigation settlement	—	2,000
Depreciation	9,086	26,471
Amortization	1,040	1,418
Equity-based expense:
Research and development	1,708	318
Sales, general and administrative	2,683	632
Restructuring and other charges	194	(313)

Total operating expenses	176,191	254,509

Operating loss	(29,404)	(36,254)

Other income (expense), net	2,899	1,952
Interest expense, net of capitalized amounts	(7,410)	(9,163)

Net loss	$(33,915)	$(43,465)

Other comprehensive income (loss):
Unrealized investment gains (losses)	26	(156)

Comprehensive loss	$(33,889)	$(43,621)

Basic and diluted net loss per common share	$(0.70)	$(0.62)
Basic and diluted weighted average common shares	48,416	70,398

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31, 2004	March 31, 2005
Cash flows from operating activities:
Net loss	$(33,915)	$(43,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,126	27,890
Equity-based expense	4,391	950
Provision for bad debt	1,720	2,155
Deferred financing, original issue discount amortization, and accretion of interest	2,690	7,713
Amortization of deferred revenue	544	1,253
Non-cash restructuring, inventory write-downs and other net charges	(280)	(497)
Changes in operating assets and liabilities:
Accounts receivable	2,228	(5,489)
Inventory	(262)	468
Other current assets	1,357	(5,697)
Accounts payable and other accrued expenses	(5,186)	(8,734)

Net cash used in operating activities	(16,587)	(23,453)

Cash flows from investing activities:
Purchase of property and equipment	(3,171)	(13,452)
Proceeds from the sale of property and equipment	627	232
Purchases and sale of investments, net	(3,443)	(2,826)

Net cash used in investing activities	(5,987)	(16,046)

Cash flows from financing activities:
Proceeds from notes payable and associated warrants	217,750	—
Repayments of notes payable and capital lease obligations	(224)	(385)
Increase in deposits and other non-current assets	(1,487)	(613)
Proceeds from stock options and warrants exercised	3,338	656

Net cash provided by (used in) financing activities	219,377	(342)

Net increase (decrease) in cash and cash equivalents	196,803	(39,841)

Cash and cash equivalents—beginning	235,000	124,540

Cash and cash equivalents—ending	$431,803	$84,699

Supplemental disclosure of cash flow information:
Interest paid	$2,857	$672

Supplemental disclosure of non-cash activities:
Inventory installed as fixed assets	$1,273	$—
Repayment of notes payable and interest with common shares	$—	$34,168

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

(a) Nature of Business and Basis of Presentation

Broadwing Corporation and subsidiaries (“Broadwing” or the “Company”) operates two divisions within the communications industry, a communications services division and a communications equipment division. The consolidated financial statements include Broadwing Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The communications services division is based in Austin, Texas and is a provider of data and Internet, broadband transport, and voice communications services throughout the United States.

On September 1, 2004, the Company completed its acquisition of Focal Communications Corporation (“Focal”). Focal is a Chicago-based competitive local exchange carrier that provides voice and data solutions to enterprises, carriers and resellers. The results of Focal have been included in the consolidated financial statements from the date of acquisition.

The communications equipment division designs, manufactures and markets transmission, switching and network management equipment to a select number of customers.

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

These financial statements should be read in conjunction with the Company’s December 31, 2004 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 16, 2005 with the Securities and Exchange Commission.

(b) Communications Services Revenue and Cost of Revenue

Service revenue and related reserves are recognized when the services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship. Expected customer relationship periods are estimated using historical data of actual customer retention patterns.

The Company records specific reserves to reduce revenue and related trade accounts receivable when significant uncertainties exist related to the collectibility of service billings. The Company also records reserves associated with routine service credits granted to customers.

Indefeasible right-of-use (“IRU”) agreements represent the lease of network capacity or dark fiber and are recorded as deferred revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized ratably over the life of the agreement as the services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized deferred revenue is recognized in the period in which the contract is terminated. At the date of the Broadwing Communication Services, Inc. acquisition, the Company recorded the deferred revenue associated with IRUs at its fair value, which was substantially less than its historical book value. As a result, revenue from IRUs is significantly less than that previously reported by Broadwing Communications Services, Inc. IRU revenue for the three months ended March 31, 2004 and 2005 comprised less than 3% of total communications services revenue.

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

(c) Stock split and stock dividend

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

	Three Months Ended March 31,
	2004	2005
Net loss	$(33,915)	$(43,465)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(16,699)	(8,736)
Add stock-based employee compensation expense included in reported net loss	4,391	966

Pro forma net loss	$(46,223)	$(51,235)

Pro forma basic and diluted net loss per common share	$(0.95)	$(0.73)

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

(f) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of auction rate securities in the amount of $25.4 million to short-term investments. Auction rate securities, because of the short duration of their reset periods, were previously included in cash and cash equivalents for all periods presented. As a result of this reclassification, the Company’s cash flow from investing activities now includes the investments and sales of auction rate securities for all periods presented. This reclassification had no impact on previously reported total current assets, total assets, or statements of income and does not affect previously reported cash flows from operating activities.

(2) Acquisitions

(a) Focal

On September 1, 2004, the Company invested approximately $98.6 million net of purchase price adjustments and acquisition costs and assumed $98.1 million in debt to acquire 100% of the voting equity interest of Focal.

The purchase price has been allocated to the assets and liabilities acquired on a preliminary basis and may change as additional information becomes available. The fair value of accounts receivable, accrued cost of service and other estimates remain preliminary, since certain amounts have been contested and are subject to dispute. Upon resolution of disputed amounts that existed as of the date of acquisition, the Company will reflect any settlements as an adjustment to goodwill.

For the three months ended March 31, 2005, goodwill increased by approximately $105,000 associated with an increase in current assets due to changes in the fair value of accounts receivable as of the acquisition date an increase in intangibles related to a change in the fair value assessment of customer relationships acquired, and an increase in current liabilities due to an increase in severance costs and accrued communications costs of service.

(3) Inventory

Inventory is comprised of the following (in thousands):

	December 31, 2004	March 31, 2005
Raw materials	$340	$113
Work in process	342	133
Finished goods	588	802

Inventory	$1,270	$1,048

(4) Basic and Diluted Net Loss Per Common Share

Options and warrants outstanding as of March 31, 2004 to purchase 8,543,248 shares of common stock and 3,895 unvested shares acquired through the exercise of options were not included in the computation of diluted net loss per common share for the three month period ended March 31, 2004, as their inclusion would have been anti-dilutive.

Options, restricted stock and warrants outstanding as of March 31, 2005 to purchase 9,765,631 shares of common stock were not included in the computation of diluted net loss per common share for the three month period ended March 31, 2005, as their inclusion would have been anti-dilutive.

(5) Commitments and Contingencies

Ciena

On July 19, 2000, Ciena Corporation (“Ciena”) filed a lawsuit in the United States District Court for the District of Delaware alleging that the Company was willfully infringing three of Ciena’s patents relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. Ciena sought injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, the Company filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question.

On March 31, 2005, the Company and Ciena entered into a settlement agreement associated with the patent infringement litigation. Under the terms of the settlement agreement, Ciena and Broadwing have agreed to dismiss all claims. In addition, Broadwing will pay to Ciena a total of $35.0 million in three equal annual installments, of which $33.0 million of the total payment may be used as credits toward the purchase of Ciena equipment and services at market prices over the next three and one-half years. The Company recorded a charge of $2.0 million associated with the settlement in the first quarter of 2005.

Class Action Suit

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United

States District Court for the Southern District of New York relating to the Company’s initial public offering on behalf of all persons who purchased Broadwing’s stock between July 28, 2000 and the filing of the complaints. Each of the complaints named as defendants: the Company, its directors and officers who signed the registration statement in connection with its initial public offering, and certain of the underwriters that participated in the Company’s initial public offering. The Company’s directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to the Company’s initial public offering contained material misrepresentations and/or emissions and that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company’s common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s common stock in the aftermarket following the initial public offering. The complaints ask the Court to award to members of the class the right to rescind their purchases of the Company’s common stock (or to be awarded rescissory damages if the class member has sold Broadwing’s stock) and prejudgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

On February 15th, 2005, Judge Scheindlin granted preliminary approval of a proposed settlement agreement between the plaintiffs and defendants, including Broadwing. The proposed settlement is a $1 billion dollar guaranteed settlement. The insurance companies for the defendants agreed to pay up to $1 billion dollars in total to the extent that judgment is rendered for the plaintiffs. If plaintiffs succeed in recovering more than $1 billion from the banks, the companies that went public, such as Broadwing, will not have to pay any additional amounts. The defendants’ insurance companies will be paying the settlement that is subject to the final approval of the district court. Should Judge Scheindlin not grant final approval of the settlement agreement, the Company believes that it has meritorious defenses to plaintiffs’ allegations and will vigorously defend itself.

Qwest Investigations

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. The Company believes the first of these investigations does not involve any allegation of wrongful conduct on its part. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including the Company. This investigation, insofar as it relates to Broadwing, appears to focus generally on whether the Company’s transactions and relationships with Qwest and its employees were appropriately disclosed in its public filings and other public statements.

The United States Attorney in Denver is conducting an investigation involving Qwest’s relationships with certain of its vendors. In connection with that investigation, the U.S. Attorney has sought documents and information from the Company and has sought interviews from persons associated or formerly associated with Broadwing, including certain of its officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither Broadwing nor any of its current or former officers or employees is a target or a subject of the investigation.

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

Great Northern Insurance Company

On October 5, 2004, the Company filed an action in the US District Court for the District of Maryland against its property insurance carrier, Great Northern Insurance Company, for breach of contract under a building and personal property insurance policy sold to it by Great Northern. The claim is for a loss sustained due to a fire in a warehouse that occurred in March 2003. The amount of loss alleged by the Company exceeds $46.0 million, of which Great Northern has paid $4.5 million. The Company has requested a jury trial for this dispute. The parties are conducting discovery in the matter, which is expected to be completed June 15, 2005. No trial date has been set.

Other

The Company and its subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

(6) Concentrations

Substantially all of the Company’s cash and cash equivalents are held at five major U.S. financial institutions. Deposits held with banks exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, in the opinion of management, bear minimal risk.

The Company’s communications services division may be subject to credit risk due to concentrations of receivables from companies that are communications providers, Internet service providers and cable television companies. The Company performs ongoing credit evaluations of customers’ financial condition and typically does not require significant collateral. Most of the Company’s arrangements with large customers do not provide guarantees that customer usage will be maintained at current levels. To the extent these large customers cease to employ the Company’s network to deliver their services, or cannot pay outstanding accounts receivable balances, the Company’s revenue and financial condition could be materially adversely affected. Revenue from the Company’s ten largest customers accounted for approximately 22% of total communications services revenue for the three months ended March 31, 2004, as compared to 18% for the three months ended March 31, 2005. Revenue from communications carriers accounted for 39% of total communications services revenue for the three months ended March 31, 2004, as compared to 42% for the three months ended March 31, 2005.

(7) Property and Equipment, net

Property and equipment is recorded at cost or fair value if acquired in a business combination. Depreciation is provided for using the straight-line method over the estimated useful life. Repairs and maintenance are charged to expense as incurred.

Starting in 2003 and continuing through 2005, the Company implemented a series of capital projects related to its network infrastructure in order to lower its overall communications service costs, integrate the Focal network, and provide new products and services to its customers. Costs associated directly with improvements to the network, including employee related costs, have been capitalized, and interest costs incurred during construction were capitalized based on the weighted average accumulated construction expenditures and interest rates related to the Company’s current borrowings. During the three months ended March 31, 2005, approximately $14.5 million in construction costs related to changes to the Company’s network infrastructure were capitalized, of which $1.5 million relates to interest.

Property and equipment, net (in thousands):

	December 31, 2004	March 31, 2005
Land	$7,950	$7,950
Buildings and leasehold improvements	68,748	69,077
Transmission facilities	184,223	193,069
Furniture, fixtures, vehicles and other	24,694	24,685
Fiber usage rights	14,513	14,513
Testing and manufacturing	74,226	73,699
Construction in process	73,126	78,870

	447,480	461,863
Less: accumulated depreciation	(161,442)	(187,679)

Property and equipment, net	$286,038	$274,184

(8) Notes Payable and Capital Leases

A summary of notes payable and capital leases outstanding as of the balance sheet dates is as follows (in thousands):

	December 31, 2004	March 31, 2005
Leasehold improvements loan due May 2009, 10% interest rate	$691	$659
Senior unsecured convertible notes, 5% interest rate due February 2006, less unamortized debt discount of $12,837 and $8,435 at December 31, 2004 and March 31, 2005, respectively	147,877	118,901
Capital leases	20,267	19,995
Other	707	626

	169,542	140,181

Less: current portion	(117,324)	(119,858)

Notes payable and capital leases, net of discounts and current portion	$52,218	$20,323

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

During the quarter, the Company elected to pay principal and interest due on February 22, 2005 of $32.1 million and $2.0 million, respectively, by issuing 6,299,642 shares of our common stock. The Company incurred $2.7 million in additional interest expense associated with the extinguishment of debt determined by the difference between the computed conversion price per the agreement and the actual stock price on the date of share issuance.

Capital leases outstanding as of the balance sheet dates include fiber capital leases that were assumed in the Focal acquisition in September 2004 as well as vehicle leases previously owned by Broadwing.

(9) Segment Reporting

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has two business segments: communications equipment and communications services. The communications services segment provides data and voice communications services. Communication services revenue is generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers. Also included in the communications services division are the results of Focal since the date of acquisition, whose revenue primarily consists of switched and dedicated local phone service and Inter-carrier compensation. The communications equipment segment designs, manufactures and sells high performance all-optical and electrical/optical communications equipment. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131. The CODM evaluates segment performance and allocates resources based on several factors, of which revenue and net loss are the primary financial measures. The accounting policies of the segments are the same as those described in footnote (1) to the condensed consolidated unaudited financial statements. Segment results for the three months ended March 31, 2004 and 2005 are as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
Revenue:
Communications services	$141,679	$216,986
Communications equipment	5,108	1,269

Total	$146,787	$218,255

Net loss:
Communications services	$(10,647)	$(29,554)
Communications equipment	(23,268)	(13,911)

Total	$(33,915)	$(43,465)

	December 31, 2004		March 31, 2005
Total Assets:
Communications services	$462,433		$472,315
Communications equipment	318,557	(a)	267,411	(a)

Total	$780,990		$739,726

(a)	Cash, short-term and long-term investments totaled $274.4 million and $237.2 million as of December 31, 2004 and March 31, 2005, respectively

(10) New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value starting the first annual period beginning 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption.

The Company is currently evaluating the impact that SFAS 123R will have on its consolidated results of operations and financial condition, which in part will be dependent on the transition and amortization methods used to adopt the new rules in 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets (“SFAS 153”) - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS 153 effective January 1, 2006. The Company does not expect the adoption of SFAS 153 will have a material impact on its consolidated results of operations and financial condition.

(11) Subsequent Events

In April 2005, the Company’s Board of Directors approved the exploration of strategic alternatives associated with the Company’s Optical Convergence Switch (“OCS”) product, including the potential sale of the product line and associated technology, workforce, facilities and assets. The OCS product has represented materially all of the Company’s equipment revenues in 2004 and 2005. Discussions with potential buyers are at the earliest stages and the Company cannot be certain of the form such a transaction might take, if a sale will take place or if such an agreement would include some or all of the assets and commitments associated with the product line. As such, additional restructuring and asset impairment charges may be recorded in future periods. As of March 31, 2005, inventory and net long-lived assets associated with the OCS product line totaled approximately $3.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 with the Securities and Exchange Commission.

Overview

Broadwing Corporation operates two divisions within the communications industry. Our communications services division delivers data and Internet, broadband transport and voice communications services nationwide. Our communications equipment division designs, manufactures and sells high performance all-optical and electrical/optical communications equipment.

Until the acquisition of Broadwing Communication Services, Inc. on June 13, 2003, our communications equipment division was the primary focus of our capital investment and the sole source of our revenue. Due to significant declines in the opportunities within the communications equipment market, we have restructured our communications equipment division through staff reductions and facilities consolidation.

In April 2005, our Board of Directors approved the exploration of strategic alternatives associated with our Optical Convergence Switch (“OCS”) product, including the potential sale of the product line and associated technology, workforce, facilities and assets. The OCS product has represented materially all of our equipment revenues in 2004 and 2005. Our decision with respect to the restructuring of our equipment division is consistent with our strategy to focus on our core business of providing communications services.

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

On September 1, 2004, we acquired Focal Communications Corporation (“Focal”) for $98.6 million, net of purchase price adjustments and acquisition costs. Focal is a Chicago-based competitive local exchange carrier that provides voice and data solutions to large and medium enterprises, including government entities, universities and other communications service providers. Focal has a local fiber network in nine cities, offers services across the country in 23 Tier 1 markets from Boston to Miami and New York to Los Angeles, and serves over 4,000 enterprise and wholesale/carrier customer base.

Communications Equipment

Starting in 2001 and continuing through 2005, conditions within the general economy, and the communications sector in particular, have resulted in reduced capital expenditures by carriers and a reduced demand for communications equipment. These declines have had an adverse impact on our communications equipment division revenue and results of operations. In response to these conditions, we have implemented a series of restructuring initiatives within our communications equipment division designed to decrease our business expenses and to conserve our financial resources. These actions have included staff reductions, facility consolidations and the curtailment of discretionary spending.

In April 2005, our Board of Directors approved the exploration of strategic alternatives associated with our Optical Convergence Switch (“OCS”) product, including the potential sale of the product line and associated technology, workforce, facilities and assets. Discussions with potential buyers are at the earliest stages and we cannot be certain of the form such a transaction might take, if a sale will take place or if such an agreement would include some or all of the assets and commitments associated with the product line. As such, additional restructuring and asset impairment charges may be recorded in future periods.

Critical Accounting Policies

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Some of these policies were adopted upon the Broadwing Communication Services, Inc. and Focal acquisitions. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable valuation allowances, accrued communications service cost, restructuring and other charges, intangible assets, asset retirement obligations and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions and the variances could be material.

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

We record specific reserves to reduce revenue and related trade accounts receivable when significant uncertainties exist related to the collectibility of service billings. We also record reserves associated with routine service credits granted to customers. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the estimate of the allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, the customers’ financial condition and historical experience. If the financial condition of our customers were to deteriorate more than we anticipate or other circumstances occur that result in an impairment of our customers’ ability to make payments, additional allowances may be required.

At March 31, 2005, a significant portion of these reserves related to reciprocal compensation and carrier access billings (“CABS”), associated with contracts acquired in the Focal purchase. These amounts relate to service periods both before and after the acquisition date. Certain carriers have disputed certain charges as inappropriate or outside the scope of existing tariffs or contractual agreements. At March 31, 2005, trade accounts receivable from reciprocal compensation and CABS totaled $51.8 million, with associated credit allowances totaling $31.9 million. If the resolution of these disputes differs from our estimates, our reserves will be adjusted as necessary.

Accrued Communications Service Costs

We perform bill verification procedures to ensure that there are no errors in our access vendors’ billed invoices. The bill verification procedures include the examination of bills, the comparison of rates between billed rates with rates used by our expense estimation systems, the comparison of circuits billed to our database of active circuits, and evaluating the trend of invoiced amounts by our vendors, including the types of charges being assessed. If we conclude that we have been billed inaccurately, we will dispute the charge with the vendor and begin resolution procedures. We record a charge to cost of revenue and a corresponding increase to the accrued communications service costs for the disputed amounts, unless past experience or other corroborating evidence indicates that it is not probable that we will ultimately be required to pay. If we ultimately reach an agreement with a vendor in which we settle a disputed amount for an amount other than the corresponding accrual, we recognize the resultant settlement gain or loss in the period in which the settlement is reached. Previously unaccrued disputes are tracked and reviewed periodically to assess whether a loss has become probable and estimable, in which case an accrual is established.

Restructuring and Other Charges

Due to continued unfavorable economic conditions in the communications equipment industry and continued lack of expected equipment sales, our board of directors approved plans from 2001 through 2003 for the restructuring of our communications equipment division, including, reduction in the number of employees and the consolidation of certain facilities. During 2004 and continuing in 2005, we have enacted additional restructuring initiatives primarily related to the integration of Focal operations. These decisions, as well as reductions in projected communications equipment sales and cash flows, have resulted in various asset impairment charges, including certain intangible assets, which are based on recoverability estimates and estimated fair values. If actual market conditions are less favorable than those projected by management or if other events occur or circumstances change that would reduce the estimated recoverability of our assets, additional restructuring and impairment charges may be required.

Intangible Assets

We have recorded intangible assets resulting from our acquisitions. We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill and other intangible assets with an indefinite life be tested for impairment at least annually. The impairment test is a two-step process that requires intangibles to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment may exist, and the second step of the test is performed. In the second step, the fair value of the intangible asset is compared with the carrying value, and an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS No. 144”).

We are required to review the recoverability of our goodwill and other intangible assets as indicated above. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change that would reduce the estimated recoverability of these assets, impairment charges may be required.

In accordance with SFAS No. 142 and No. 144, we will perform an impairment analysis of the intangible assets acquired as part of the Broadwing Communication Services, Inc. and Focal Communications acquisitions during the fourth quarter of 2005, unless other events or circumstances indicate that our assets may be impaired, at which time an analysis will be performed.

Asset Retirement Obligations

We have network assets located in leased properties such as equipment rooms, central offices, and network interconnections sites. For certain of these leases, we are legally obligated to remove our communications equipment at the expiration of the lease. As required by SFAS No. 143, “Accounting for Asset Retirement Obligations,” we record a liability for the estimated current fair value of the costs associated with these asset retirement obligations. We estimate our removal liabilities using historical cost information, industry factors, and current engineering estimates. We then estimate the present value of these costs by discounting the future expected cash payout to current fair value based on an estimated incremental borrowing rate. To the extent there are material differences between our estimated and actual removal costs, and our estimated and actual discount rates, we could be required to adjust our recorded liabilities at that time.

Litigation

We are involved in several material legal proceedings as described in more detail in Part II, Item 1. Legal Proceedings of this report. We assess potential losses in relation to these and other pending or threatened legal matters. If a loss is considered probable and the amount can be estimated, we recognize an expense for the estimated loss. To the extent these estimates exceed or are less than the actual liability resulting from the resolution of such matters, our earnings will be decreased or increased accordingly, and if the differences are material, our consolidated financial statements could be materially impacted.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value starting the first annual period beginning after June 15, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption.

We are currently evaluating the impact that SFAS 123R will have on our consolidated results of operations and financial condition, which in part will be dependent on the transition and amortization methods used to adopt the new rules in 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets (“SFAS 153”) - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We are required to adopt SFAS 153 effective January 1, 2006. We do not expect the adoption of SFAS 153 will have a material impact on our consolidated results of operations and financial condition

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Communications Services Revenue. Communications services revenue consists of the sale of data and Internet, broadband transport and voice communications services. Data and Internet sales consist of high-speed data transport utilizing technology based on Internet protocol (“IP”) and ATM/frame relay. Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Voice services consist of long distance and local phone services.

Long-distance voice service includes dedicated and billed minutes of use, primarily for the transmission of long distance services on behalf of wholesale and retail customers. Local voice service consists of dedicated and switched inbound and outbound services. Inbound service allows for the completion of calls to our customers. Our basic outbound service allows local calls to be completed within a metropolitan region. Local voice services also include Inter-carrier compensation, which is associated with the transmission of traffic between telecommunications carriers and includes switched access and reciprocal compensation revenue. Reciprocal compensation is the compensation exchanged between carriers for terminating local phone calls on one another’s networks.

Quarterly revenue by product is as follows (in thousands):

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005
Data and Internet services	$34,300	$35,964	$38,150	$41,731	$41,844
Broadband transport	57,969	59,323	62,081	65,289	67,795
Long-distance voice services	49,410	46,118	45,427	56,213	55,485
Local voice services	—	—	17,407	48,994	51,862

Total communications services revenue	$141,679	$141,405	$163,065	$212,227	$216,986

Communications Services revenue increased to $217.0 million for the three months ended March 31, 2005 from $141.7 million for the three months ended March 31, 2004, primarily due to the acquisition of Focal, which contributed approximately $61.5 million in revenue for the current quarter. The remaining $13.8 million in revenue growth represent a 10% increase from the first quarter of 2004.

Excluding acquired Focal revenues of approximately $8.1 million, our long-distance voice services revenue increased $3.5 million, primarily through increases in wholesale voice volumes from new contract wins, offset in part by a decrease in retail voice volumes as well as a decrease of approximately $5.5 million associated with lower contracted rates with Cincinnati Bell Telecommunications Services, Inc. and a decrease in overall average rates per minute. Our long-distance wholesale voice revenue can be subject to fluctuations dependent on the volume of traffic our carrier customers choose to place on our network based on available pricing within the wholesale market.

Excluding acquired Focal data and Internet services revenue of approximately $3.5 million, our data and Internet and broadband revenues increased by approximately $4.0 million and $9.9 million or 12% and 17%, respectively, as compared to the prior year quarter principally through new customer wins and expansion of existing customer contracts.

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

Communications Equipment Revenue. Communications equipment revenue decreased to $1.3 million for the three months ended March 31, 2005 from $5.1 million for the three months ended March 31, 2004. The decrease in communications equipment revenue reflects the decrease in the sale of our OCS product to the U.S. Government. Due to a dependence on a limited number of customers and unpredictability of new orders or customers, our future communications equipment revenue may be sporadic. Our recent announcement that we are exploring strategic alternatives regarding our OCS product will likely result in lower equipment sales in future quarters.

Communications Services Cost of Revenue. Communications services cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Communications services cost of revenue totaled $146.7 million and $97.8 million for the three months ended March 31, 2005 and 2004, respectively. As a percentage of total communications services revenue, cost of service decreased to 68% for the three-month period ended March 31, 2005 as compared to 69% in the same period in the prior year quarter. Beginning in 2004 and continuing in 2005, we have achieved savings in communication services cost of revenue within our voice and data products. The decrease has been primarily due to new vendor agreements and network grooming and hubbing that have allowed us to reduce our circuit facilities costs.

Communications Equipment Cost of Revenue. Communications equipment cost of revenue decreased to $0.9 million for the three months ended March 31, 2005 from $1.2 million for the three months ended March 31, 2004. The decrease in communications equipment cost of revenue relates primarily to the decrease in equipment sales during the current quarter.

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

Research and development expense, excluding equity-based expense, decreased to $2.6 million for the three months ended March 31, 2005 from $5.6 million for the three months ended March 31, 2004. The decrease in expenses was primarily attributable to the effect of the equipment division cost saving initiatives including staff reductions and curtailment of certain discretionary spending. We expect research and development expense to continue to decrease in light of our April 2005 decision to explore strategic alternatives associated with our OCS product, including the possible sale of the product line and associated technology, workforce, facilities and assets.

Sales, General and Administrative, Excluding Equity-Based Expense. Sales, general and administrative expense, excluding equity-based expense, consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales, network operations, network engineering and administrative support functions.

Sales, general and administrative expense, excluding equity-based expense, increased to $73.8 million for the three months ended March 31, 2005 from $57.0 million for the three months ended March 31, 2004. The increase in expenses was primarily attributable to the inclusion of $20.9 million of sales, general and administrative expense associated with Focal. Sales, general and administrative expense as a percentage of total revenue for the three months ended March 31, 2005 and 2004 was 34% and 39%, respectively. The decrease is primarily attributable to operational efficiencies resulting from the Focal acquisition.

Litigation Settlement. On March 31, 2005, we entered into a settlement agreement with Ciena Corporation associated with certain ongoing patent infringement litigation as discussed in Part II, Item 1 - Legal Proceedings. Under the terms of the settlement agreement, Ciena and Broadwing have agreed to dismiss all claims. In addition, we will pay Ciena a total of $35.0 million in three equal annual installments, of which $33.0 million of the total payment may be used as credits toward the purchase of Ciena equipment and services at market prices over the next three and one-half years. We recorded a charge of $2.0 million associated with the settlement in the first quarter of 2005.

Depreciation expense. Depreciation expense increased to $26.5 million for the three months ended March 31, 2005 from $9.1 million for the three months ended March 31, 2004. The increase in depreciation is primarily associated with the Focal assets acquired in September 2004, which contributed $23.1 million of depreciation in the first quarter of 2005. The overall increase in depreciation has been offset in part by a decrease in depreciation due to certain assets reaching the end of their depreciable lives during the current quarter. We expect depreciation expense to increase in future periods as we continue to capitalize and place into service assets related to our network strategic initiatives.

Amortization of Intangible Assets. Amortization of intangible assets increased to $1.4 million for the three months ended March 31, 2005 from $1.0 million for the three months ended March 31, 2004. The increase in amortization expense for the three months ended March 31, 2005 is due to customer relationships and in-place contracts acquired as part of the Focal acquisition in the third quarter of 2004.

Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value. Equity-based expense related to research and development, sales and marketing and general and administrative functions for the three months ended March 31, 2005 decreased to $0.9 million from $4.4 million for the three months ended March 31, 2004. The decrease in equity-based compensation is primarily attributable to fully vested in the money option grants from fiscal year 2004.

Restructuring and related charges. Starting in 2001 and continuing through 2004, we developed and implemented restructuring initiatives designed to reduce operating expenses and to address reductions in communications equipment sales. We continuously evaluate the recoverability of our inventory and long-lived assets in light of these initiatives and the projected economic and operating environment and record restructuring charges as necessary. We may incur additional charges in future periods associated with the potential sale of our OCS product line or other alternatives currently being assessed as explained in footnote 11 of the unaudited condensed consolidated financial statements.

We recorded the following charges for the three months then ended as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
Communications equipment cost of revenue charges – inventory write downs and other	$193	$—
Restructuring and other charges:
Facilities consolidation	194	4
Change in reserve estimate	—	(317)

Total restructuring and other charges	194	(313)

Total restructuring and related charges	$387	$(313)

Communications equipment cost of revenue—Inventory-write-downs and other. We write-down our inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. Charges recorded in the three months ended March 31, 2004 are the result of inventory impairment charges for adjustments made to 2003 estimates. No such charges were recorded during the current quarter.

Facilities Consolidation. The Company reduced its operating costs through the early terminations of real estate and equipment lease agreements, resulting in charges of approximately $0.2 million in the three-month period ended March 31, 2004.

Change in reserve estimate. We periodically review the adequacy of our reserve related to restructuring initiatives and adjust our reserve balance accordingly. For the three months ended March 31, 2005, we reduced previously recognized charges of approximately $0.3 million related to our France operations.

Interest Expense. Interest expense increased to $9.2 million for the three months ended March 31, 2005 from $7.4 million for the three months ended March 31, 2004. The increase in interest expense was primarily attributable to the convertible notes issued in February 2005, which were outstanding for the full quarter in 2005 versus a partial quarter in 2004. The increase in interest expense was partially offset by $1.5 of capitalized interest during the current quarter and $2.7 million of non-recurring charges incurred in the prior year quarter related to delayed registration of shares issued in 2003.

Other income and expense, net. Other income and expense, net decreased to $2.0 million for the three months ended March 31, 2005 from $2.9 million for the three months ended March 31, 2004. The decrease in other income and expense, net is attributable to a decrease in gains on disposals. The decrease was partially offset by an increase in interest income due to higher investment yields during 2005.

Liquidity and Capital Resources

Since inception through March 31, 2005, we have financed our operations, capital expenditures and working capital primarily through public and private sales of our debt and capital stock and borrowings under credit and lease facilities. At March 31, 2005, our cash and cash equivalents and investments totaled $237.2 million.

Operating Activity

Net cash used in operating activities was $23.5 million and $16.6 million for the three months ended March 31, 2005 and March 31, 2004, respectively. The increase in cash used from operations primarily related to changes in operating assets and liabilities which resulted in a net cash use of $17.6 million, primarily due to timing of payments, accounts receivable cash receipts and earned cost of revenue credits which will be received in future periods.

Excluding the change in operating assets and liabilities, cash used in operations decreased to $4.0 million for the three months ended March 31, 2005 from $14.7 million for the three months ended March 31, 2004. The Company continues to focus on improving operating cash flows through sales growth and network improvements.

Cash used in operating activities for the three months ended March 31, 2004 was primarily attributable to a net loss of $33.9 million, offset in part by non-cash items including depreciation, amortization, equity-based expense and other charges.

Investing Activity

Net cash used in investing activities was $16.0 million and $6.0 million for the three months ended March 31, 2005 and 2004, respectively. The increase in net cash used in investing activities for the three months ended March 31, 2005 was primarily attributable to $13.5 million in capital expenditures related to integrating the Focal network and strategic expansion and $2.8 million in net investment purchases. The net cash outflows for the three months ended March 31, 2004 were primarily attributable to $3.4 million in net purchases of short and long-term investment securities and $3.2 million of capital expenditures primarily associated with network expansion.

Capital expenditures continue to be a primary use of capital resources. We believe that these investments will facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our network in future periods. Our capital investments will continue through 2005 as we continue to integrate Focal’s network. However, we anticipate our capital expenditures to be at lower levels in 2005 as compared to 2004.

We expect that future capital-spending requirements will be financed primarily through existing cash balances as well as anticipated future cash from operations. However, additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.

Financing Activity

Net cash used by financing activities for the three months ended March 31, 2005 was $0.3 million, primarily attributable to the repayment of capital lease obligations and an increase in the balance of restricted cash.

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

As of March 31, 2005, long-term restricted cash totaled $14.5 million associated with outstanding irrevocable letters of credit relating to lease obligations for various business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each of the respective agreements.

On October 24, 2002, we announced that our Board of Directors had authorized a share repurchase program under which we can acquire up to $25 million of our common stock in the open market. There were no common shares repurchased during the first quarter of either 2005 or 2004. At March 31, 2005, 1,228,180 shares had been purchased under the plan for a total of $9.5 million. The repurchase program will be funded using our existing cash balances and repurchased shares may be used for corporate purposes in compliance with applicable law. The share repurchase program may be suspended at any time and from time-to-time without prior notice. We do not anticipate repurchasing any shares under the program for the remainder of the year.

We believe that our current cash and cash equivalents, short-term investments and cash generated from operations will satisfy our expected working capital, capital expenditure, investment requirements and debt service through at least the next twelve months. Our future debt obligations will primarily include our $118.9 million convertible debt as well as $19.2 million in capital lease obligations which were acquired as part of the Focal acquisition. We elected to pay principal and interest due on February 22, 2005 of $32.1 million and $2.0 million, respectively, by issuing 6,299,642 shares of our common stock. Additionally, we have elected to pay principal and interest due on May 19, 2005 of $32.1 million and $1.6 million, respectively, in cash. On an ongoing basis, we will consider the method of payment of principal and interest associated with the convertible notes based on our capital resource needs and market conditions at the time.

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

During 2004, we issued unsecured convertible notes in a private placement for proceeds of $225.0 million, excluding debt issuance costs of approximately $7.3 million. The notes accrue interest at a fixed, stated rate of 5%; therefore a fluctuation in market interest rates would not impact either the associated carrying value or interest expense in reported financial results.

Item 4. Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a–15 of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date. There have been no changes in our internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Ciena

On July 19, 2000, Ciena Corporation (“Ciena”) filed a lawsuit in the United States District Court for the District of Delaware alleging that the we were willfully infringing three of Ciena’s patents relating to optical networking systems and related dense wavelength division multiplexing (“WDM”) communications systems technologies. Ciena sought injunctive relief, monetary damages including treble damages, as well as costs of the lawsuit, including attorneys’ fees. On September 8, 2000, we filed an answer to the complaint, as well as counter-claims alleging, among other things, invalidity and/or unenforceability of the three patents in question.

On March 31, 2005, Broadwing and Ciena entered into a settlement agreement associated with the patent infringement litigation. Under the terms of the settlement agreement, Ciena and Broadwing have agreed to dismiss all claims. In addition, Broadwing will pay to Ciena a total of $35.0 million in three equal annual installments, of which $33.0 million of the total payment may be used as credits toward the purchase of Ciena equipment and services at market prices over the next three and one-half years. We recorded a charge of $2.0 million associated with the settlement in the first quarter of 2005.

Class Action Suit

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to our initial public offering on behalf of all persons who purchased our stock between July 28, 2000 and the filing of the complaints. Each of the complaints named as defendants: us, our directors and officers who signed the registration statement in connection with our initial public offering, and certain of the underwriters that participated in our initial public offering. Our directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or emissions and that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of our common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The complaints ask the Court to award to members of the class the right to rescind their purchases of our common stock (or to be awarded rescissory damages if the class member has sold our stock) and prejudgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

On February 15th, 2005, Judge Scheindlin granted preliminary approval of a proposed settlement agreement between the plaintiffs and defendants, including Broadwing. The proposed settlement is a $1 billion dollar guaranteed settlement. The insurance companies for the defendants agreed to pay up to $1 billion dollars in total to the extent that judgment is rendered for the plaintiffs. If plaintiffs succeed in recovering more than $1 billion from the banks, the companies that went public, such as Broadwing, will not have to pay any additional amounts. The defendants’ insurance companies will be paying the settlement that is subject to the final approval of the district court. Should Judge Scheindlin not grant final approval of the settlement agreement, we believe that we have meritorious defenses to plaintiffs’ allegations and will vigorously defend ourselves.

Qwest Investigations

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. We believe the first of these investigations does not involve any allegation of wrongful conduct on our part. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Broadwing. This investigation, insofar as it relates to Broadwing, appears to focus generally on whether our transactions and relationships with Qwest and its employees were appropriately disclosed in our public filings and other public statements.

The United States Attorney in Denver is conducting an investigation involving Qwest’s relationships with certain of its vendors. In connection with that investigation, the U.S. Attorney has sought documents and information from us and has sought interviews from persons associated or formerly associated with Broadwing, including certain of our officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither Broadwing nor any of our current or former officers or employees is a target or a subject of the investigation.

We are cooperating fully with these investigations. We are not able, at this time, to say when the SEC and/or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to us will be. These investigations could result in substantial legal costs and a diversion of management’s attention that may have a material adverse effect on our business, financial condition and results operations.

Great Northern Insurance Company

On October 5, 2004, we filed an action in the US District Court for the District of Maryland against its property insurance carrier, Great Northern Insurance Company, for breach of contract under a building and personal property insurance policy sold to us by Great Northern. The claim is for a loss sustained due to a fire in a warehouse that occurred in March 2003. The amount of loss alleged by us exceeds $46.0 million, of which Great Northern has paid $4.5 million. We have requested a jury trial for this dispute. The parties are conducting discovery in the matter, which is expected to be completed June 15, 2005. No trial date has been set.

Other

We and our subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On February 22, 2005, we elected to pay principal and interest due totaling $34.1 million related to the private placement of our senior unsecured convertible notes issued on February 19, 2004 in common stock. This resulted in the issuance of 6,299,642 shares of our common stock

(b)	Not applicable.

(c)	We did not repurchase any of our shares of common stock during the three months ended March 31, 2005.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)	None.

(b)	None.

Item 6. Exhibits

A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2005	Broadwing Corporation

/s/ Lynn D. Anderson
Lynn D. Anderson Senior Vice President and Chief Financial Officer

Date: May 6, 2005	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice President, Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002