Form 10-Q
period 2005-06-30
BROADWING CORP
filed 2005-08-05
CIK 1060490

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of shares of Common Stock, $0.01 par value, outstanding at July 31, 2005: 73,708,141

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BROADWING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2004	June 30, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$124,540	$76,909
Short-term investments	100,139	115,369
Trade accounts receivable, net	94,731	87,647
Inventory	1,270	83
Other current assets, net	22,757	25,053

Total current assets	343,437	305,061

Restricted cash, non-current	13,911	14,553
Long-term investments	49,676	4,048
Property and equipment, net	286,038	267,193
Goodwill	48,696	47,041
Intangible assets, net	30,152	27,629
Other non-current assets	9,080	17,360

Total assets	$780,990	$682,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, net of discounts, and capital lease obligations, current portion	$117,324	$91,598
Accounts payable	12,452	19,807
Accrued expenses and other liabilities	53,939	54,375
Accrued communication service costs	41,089	36,881
Deferred revenue, current portion	11,752	11,363
Accrued restructuring and other charges	8,620	5,614

Total current liabilities	245,176	219,638

Notes payable, net of discounts, and capital lease obligations, net of current portion	52,218	19,961
Deferred revenue, net of current portion	13,608	14,284
Other long-term liabilities	14,949	15,515

Total liabilities	325,951	269,398

Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value; 1,900,000,000 shares authorized; 68,424,060 shares issued and 67,195,880 shares outstanding as of December 31, 2004; 74,936,321 shares issued and 73,708,141 shares outstanding as of June 30, 2005	679	744
Treasury stock (1,228,180 shares at December 31, 2004 and June 30, 2005, at cost)	(9,512)	(9,512)
Additional paid-in capital	3,137,928	3,177,964
Accumulated other comprehensive loss:
Unrealized investment losses	(717)	(557)
Accumulated deficit	(2,673,339)	(2,755,152)

Total stockholders’ equity	455,039	413,487

Total liabilities and stockholders’ equity	$780,990	$682,885

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Revenue:
Communications services	$141,405	$221,231	$283,084	$438,217
Communications equipment	725	993	5,834	2,262

Total revenue	142,130	222,224	288,918	440,479

Operating expenses:
Cost of revenue:
Communication services (excluding depreciation and amortization)	97,147	146,958	194,897	293,702
Communications equipment	242	377	1,392	1,256

Total cost of revenue	97,389	147,335	196,289	294,958

Research and development, excluding equity-based expense	3,852	2,928	9,439	5,492
Sales, general and administrative, excluding equity-based expense	61,241	75,899	118,233	149,696
Litigation settlement	—	—	—	2,000
Depreciation	5,974	28,241	15,060	54,712
Amortization	1,040	1,404	2,080	2,823
Equity-based expense:
Research and development	1,211	180	2,919	497
Sales, general and administrative	1,456	794	4,139	1,425
Restructuring and other charges	194	1,027	389	713

Total operating expenses	172,357	257,808	348,548	512,316

Operating loss	(30,227)	(35,584)	(59,630)	(71,837)

Other income (expense), net	2,818	2,048	5,717	3,999
Interest expense, net of capitalized amounts	(10,670)	(4,812)	(18,081)	(13,975)

Net loss	$(38,079)	$(38,348)	$(71,994)	$(81,813)

Other comprehensive loss:
Unrealized investment gains (losses)	(310)	317	(284)	161

Comprehensive loss	$(38,389)	$(38,031)	$(72,278)	$(81,652)

Basic and diluted net loss per common share	$(0.78)	$(0.52)	$(1.48)	$(1.14)
Basic and diluted weighted average common shares	48,632	73,593	48,524	71,996

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30, 2004	June 30, 2005
Cash flows from operating activities:
Net loss	$(71,994)	$(81,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,140	57,535
Equity-based expense	7,058	1,922
Provision for bad debt	3,320	5,423
Deferred financing, original issue discount amortization, and accretion of interest	10,275	9,197
Amortization of deferred revenue	(793)	287
Non-cash restructuring, inventory write-downs and other net charges	(306)	(586)
Changes in operating assets and liabilities:
Accounts receivable	3,141	3,655
Inventory	(915)	799
Other current assets	(3,584)	(3,730)
Accounts payable and other accrued expenses	5,163	3,838

Net cash used in operating activities	(31,495)	(3,473)

Cash flows from investing activities:
Purchase of property and equipment	(34,655)	(31,015)
Proceeds from the sale of property and equipment	1,105	562
Ciena equipment deposit	—	(11,000)
Purchases and sale of investments, net	(24,792)	30,559

Net cash used in investing activities	(58,342)	(10,894)

Cash flows from financing activities:
Proceeds from notes payable and associated warrants	217,750	—
Repayments of notes payable and capital lease obligations	(1,128)	(33,917)
Increase in deposits and other non-current assets	(1,966)	(642)
Proceeds from stock options and warrants exercised	5,723	1,295

Net cash provided by (used in) financing activities	220,379	(33,264)

Net increase (decrease) in cash and cash equivalents	130,542	(47,631)

Cash and cash equivalents—beginning	234,990	124,540

Cash and cash equivalents—ending	$365,532	$76,909

Supplemental disclosure of cash flow information:
Interest paid	$2,844	$2,822

Supplemental disclosure of non-cash activities:
Assets acquired through capital leases	$644	$—
Inventory installed as fixed assets	$2,108	—
Deposit with Ciena converted to equipment	$—	$2,516
Repayment of notes payable and interest with common shares	$—	$34,168

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

The Communications equipment division designs and sells transmission, switching and network management equipment principally to the U.S. Government. Its principal product is the Optical Convergence Switch (“OCS”) which is an optical-electrical-optical cross-connect switch providing standard point-to-point, ring and mesh networking functionality enabling carriers to deliver current SONET/SDH services. Additionally, the communications equipment division serves to support the expansion and maintenance of our communications services network.

In April 2005, we began exploring strategic alternatives associated with our OCS product in an effort to more closely focus our resources on our communications services operations. During the second quarter of 2005, we committed to a plan to curtail our OCS production and development. In addition, our remaining equipment division operations will focus solely on supporting our communications services division. Therefore, starting in the third quarter of 2005, the Company will have one reportable segment.

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

Indefeasible right-of-use (“IRU”) agreements represent the lease of network capacity or dark fiber and are recorded as deferred revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized ratably over the life of the agreement as the services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized deferred revenue is recognized in the period in which the contract is terminated. At the date of the Broadwing Communication Services, Inc. acquisition, the Company recorded the deferred revenue associated with IRUs at its fair value, which was substantially less than its historical book value. As a result, revenue from IRUs is significantly less than that previously reported by Broadwing Communications Services, Inc. IRU revenue for the three and six months ended June 30, 2005 and 2004 comprised less than 3% of total communications services revenue.

Communications services cost of revenue primarily reflects access charges paid to local exchange carriers and other providers as well as transmission lease payments to other carriers. Communications services cost of revenue excludes depreciation and amortization expense. Additionally, as a result of the Focal acquisition (See Footnote 2, Focal Acquisition), communications services cost of revenue now includes Inter-carrier compensation paid to carriers to terminate or originate traffic on their networks. Inter-carrier compensation rates are subject to regulatory oversight. There are two primary forms of Inter-carrier compensation: access charges and reciprocal compensation. The Company is subject to access charges, which are related to the origination and termination of long distance calls, and reciprocal compensation, which is related to the termination of local calls. Inter-carrier compensation charges are based on minutes of use and vary based on customer calling patterns.

The Company performs bill verification procedures to detect possible errors in access vendors’ billed invoices. The bill verification procedures include the examination of bills, the comparison of rates between billed rates with rates used by the Company expense estimation systems, the comparison of circuits billed to a database of active circuits, and evaluating the trend of invoiced amounts by vendors, including the types of charges being assessed. If the Company concludes that it has been billed inaccurately, it will dispute the charge with the vendor and begin resolution procedures. The Company records a charge to cost of revenue and a corresponding increase to the accrued communication service costs for the disputed amounts, unless past experience or other corroborating evidence indicates that it is not probable that it will ultimately be required to pay. If an agreement is reached with a vendor in which the Company settles a disputed amount for less than the corresponding accrual, a gain is recognized in the period in which the settlement is reached. Previously unaccrued disputes are reviewed periodically to assess whether a loss has become probable and estimable, in which case an accrual is established.

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

	Three Months Ended June 30,
	2004	2005
Net loss	$(38,079)	$(38,348)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(8,821)	(2,527)
Add stock-based employee compensation expense included in reported net loss	2,875	935

Pro forma net loss	$(44,025)	$(39,940)

Pro forma basic and diluted net loss per common share	$(0.91)	$(0.54)

	Six Months Ended June 30,
	2004	2005
Net loss	$(71,994)	$(81,813)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(25,520)	(5,691)
Add stock-based employee compensation expense included in reported net loss	6,709	1,901

Pro forma net loss	$(90,805)	$(85,603)

Pro forma basic and diluted net loss per common share	$(1.87)	$(1.19)

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

(f) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of auction rate securities in the amount of $25.4 million to short-term investments as of December 31, 2004. Auction rate securities, because of the short duration of their reset periods, were previously included in cash and cash equivalents for all periods presented. As a result of this reclassification, the Company’s cash flow from investing activities now includes the investments and sales of auction rate securities for all periods presented. This reclassification had no impact on previously reported total current assets, total assets, or statements of income and does not affect previously reported cash flows from operating activities.

(2) Focal Acquisition

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

For the six months ended June 30, 2005, goodwill decreased by approximately $1.7 million net associated with an increase in current assets due to changes in the fair value of accounts receivable as of the acquisition date, an increase in intangibles related to a change in the fair value assessment of customer relationships acquired, and an increase in current liabilities due to an increase in severance costs and accrued communications costs of service.

(3) Inventory

Inventory is comprised of the following (in thousands):

	December 31, 2004	June 30, 2005
Raw materials	$340	$—
Work in process	342	—
Finished goods	588	83

Inventory	$1,270	$83

The inventory balance is associated with our OCS equipment products. The communications network spares inventory is included in construction in process, see footnote 7.

(4) Basic and Diluted Net Loss Per Common Share

Options and warrants outstanding as of June 30, 2004 to purchase 10,885,400 shares of common stock and 2,500 unvested shares acquired through the exercise of options were not included in the computation of diluted net loss per common share for the three and six month periods ended June 30, 2004, as their inclusion would have been anti-dilutive.

Options, restricted stock and warrants outstanding as of June 30, 2005 to purchase 9,399,980 shares of common stock were not included in the computation of diluted net loss per common share for the three and six month periods ended June 30, 2005, as their inclusion would have been anti-dilutive.

(5) Commitments and Contingencies

Ciena

On March 31, 2005, Broadwing and Ciena Corporation (“Ciena”) entered into a settlement agreement regarding certain patent infringement lawsuits. Under the terms of the settlement agreement, Ciena and Broadwing have agreed to dismiss all claims. In addition, Broadwing will pay to Ciena a total of $35.0 million in three equal annual installments, of which $33.0 million of the total payment may be used as credits toward the purchase of Ciena equipment and services at market prices over the next three and one-half years. The Company recorded a charge of $2.0 million associated with the settlement in the first quarter of 2005. During the second quarter of 2005, the Company made the first annual payment of $11.0 million to Ciena. As of June 30, 2005, approximately $8.5 million related to advance payments made for future equipment purchases is included in other non-current assets on the consolidated balance sheet.

Class Action Suit

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to the Company’s initial public offering on behalf of all persons who purchased the Company’s stock between July 28, 2000 and the filing of the complaints. Each of the complaints named as defendants: the Company, the Company’s directors and officers who signed the registration statement in connection with the Company’s initial public offering, and certain of the underwriters that participated in the Company’s initial public offering. The Company’s directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to the Company’s initial public offering contained material misrepresentations and/or emissions and that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company’s common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s common stock in the aftermarket following the initial public offering. The complaints ask the Court to award to members of the class the right to rescind their purchases of our common stock (or to be awarded rescissory damages if the class member has sold our stock) and prejudgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

On February 15th, 2005, Judge Scheindlin granted preliminary approval of a proposed settlement agreement between the plaintiffs and defendants, including Broadwing. The proposed settlement is a $1 billion dollar guaranteed settlement. The insurance companies for the defendants agreed to pay up to $1 billion dollars in total to the extent that judgment is rendered for the plaintiffs. If plaintiffs succeed in recovering more than $1 billion from the underwriters, the companies that went public, such as the Broadwing, will not have to pay any additional amounts. The defendants’ insurance companies will be paying the settlement that is subject to the final approval of the district court. Should Judge Scheindlin not grant final approval of the settlement agreement, we believe that we have meritorious defenses to plaintiffs’ allegations and will vigorously defend ourselves.

Qwest Investigations

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. The Company believes the first of these investigations does not involve any allegation of wrongful conduct on its part. In October 2004, the SEC announced that it was charging Qwest with securities fraud and other violations of the federal securities laws and entering into a settlement with Qwest relating to those charges. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including Broadwing. This investigation, insofar as it relates to Broadwing, appears to focus generally on whether the Company’s transactions and relationships with Qwest and its employees were appropriately disclosed in the Company’s public filings and other public statements.

The United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Broadwing. In connection with that investigation, the U.S. Attorney has sought documents and information from the Company and has sought interviews from persons associated or formerly associated with Broadwing, including certain of its officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither Broadwing nor any of our current or former officers or employees is a target or a subject of the investigation.

The Company is cooperating fully with these investigations. Broadwing is not able, at this time, to say when the SEC and/or U.S. Attorney investigations will be completed and resolved, or what the ultimate outcome with respect to it will be. These investigations could result in substantial legal costs and a diversion of management’s attention that may have a material adverse effect on its business, financial condition and results operations.

Great Northern Insurance Company

On October 5, 2004, the Company filed an action in the U.S. District Court for the District of Maryland against its property insurance carrier, Great Northern Insurance Company, for breach of contract under a building and personal property insurance policy sold to it by Great Northern. The claim is for a loss sustained due to a fire in a warehouse that occurred in March 2003. The amount of loss alleged by the Company exceeds $46.0 million, of which Great Northern has paid $4.5 million. The Company has requested a jury trial for this dispute. The parties are conducting discovery in the matter, which is expected to be completed October 31, 2005. No trial date has been set.

Other

The Company and its subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on its business, financial condition or results of operations.

(6) Concentrations

Substantially all of the Company’s cash and cash equivalents are held at five major U.S. financial institutions. Deposits held with banks exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, in the opinion of management, bear minimal risk.

The Company’s communications services division may be subject to credit risk due to concentrations of receivables from companies that are communications providers, Internet service providers and cable television companies. The Company performs ongoing credit evaluations of customers’ financial condition and typically does not require significant collateral. Most of the Company’s arrangements with large customers do not provide guarantees that customer usage will be maintained at current levels. To the extent these large customers cease to employ the Company’s network to deliver their services, or cannot pay outstanding accounts receivable balances, the Company’s revenue and financial condition could be materially adversely affected. Revenue from the Company’s ten largest customers accounted for approximately 20% of total communications services revenue for the three and six months ended June 30, 2004, as compared to 18% for the three and six months ended June 30, 2005. Revenue from communications carriers accounted for 36% and 38% of total communications services revenue for the three and six months ended June 30, 2004, respectively, as compared to 43% and 42% for the three and six months ended June 30, 2005, respectively.

(7) Property and Equipment, net

Property and equipment is recorded at cost or fair value if acquired in a business combination. Depreciation is provided for using the straight-line method over the estimated useful life. Repairs and maintenance are charged to expense as incurred.

Starting in 2003 and continuing through 2005, the Company implemented a series of capital projects related to its network infrastructure in order to lower its overall communications service costs, integrate the Focal network, and provide new products and services to its customers. Costs associated directly with improvements to the network, including employee related costs, have been capitalized, and interest costs incurred during construction were capitalized based on the weighted average accumulated construction expenditures and interest rates related to the Company’s current borrowings. During the six months ended June 30, 2005, $3.4 million of interest expense was capitalized into construction in process.

Property and equipment, net (in thousands):

	December 31, 2004	June 30, 2005
Land	$7,950	$7,950
Buildings and leasehold improvements	68,748	64,452
Transmission facilities	225,059	247,291
Furniture, fixtures, vehicles and other	24,694	24,694
Fiber usage rights	14,513	14,513
Testing and manufacturing	74,226	72,068
Construction in process	32,290	46,608

Total property and equipment	447,480	477,576
Less: accumulated depreciation	(161,442)	(210,383)

Property and equipment, net	$286,038	$267,193

Included in construction in process is approximately $15.6 million and $13.2 million of network spares inventory at June 30, 2005 and December 31, 2004, respectively. Interest is not capitalized on network spares inventory.

(8) Notes Payable and Capital Leases

A summary of notes payable and capital leases outstanding as of the balance sheet dates is as follows (in thousands):

	December 31, 2004	June 30, 2005
Leasehold improvements loan due May 2009, 10% interest rate	$691	$627
Senior unsecured convertible notes, 5% interest rate due February 2006, less unamortized debt discount of $12,837 and $4,892 at December 31, 2004 and June 30, 2005, respectively	147,877	90,647
Capital leases	20,267	19,740
Other	707	545

	169,542	111,559

Less: current portion	(117,324)	(91,598)

Notes payable and capital leases, net of discounts and current portion	$52,218	$19,961

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

During the quarter, the Company elected to pay principal and interest due on May 19, 2005 of $32.1 million and $1.6 million, respectively, in cash. Additionally, the Company has elected to pay principal and interest due on August 19, 2005 of $32.1 million and $1.2 million, respectively, in cash. On an ongoing basis, the Company will consider the method of payment of principal and interest associated with the convertible notes based on its capital resource needs and market conditions at the time.

Capital leases outstanding as of the balance sheet dates include fiber capital leases that were assumed in the Focal acquisition in September 2004 as well as vehicle leases previously owned by Broadwing.

(9) Segment Reporting

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has two business segments: communications equipment and communications services. The communications services segment provides data and voice communications services. Communication services revenue is generated by broadband transport through private line and IRU agreements, Internet services utilizing technology based on Internet protocol (“IP”), and switched voice services provided to both wholesale and retail customers. Also included in the communications services division are the results of Focal since the date of acquisition, whose revenue primarily consists of switched and dedicated local phone service and Inter-carrier compensation. The communications equipment segment designs and sells high performance all-optical and electrical/optical communications equipment. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131. The CODM evaluates segment performance and allocates resources based on several factors, of which revenue and net loss are the primary financial measures. The accounting policies of the segments are the same as those described in footnote (1) to the condensed consolidated unaudited financial statements. Segment results for the three and six months ended June 30, 2004 and 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Revenue:
Communications services	$141,405	$221,231	$283,084	$438,217
Communications equipment	725	993	5,834	2,262

Total	$142,130	$222,224	$288,918	$440,479

Net loss:
Communications services	$(15,378)	$(29,763)	$(26,235)	$(59,317)
Communications equipment	(22,701)	(8,585)	(45,759)	(22,496)

Total	$(38,079)	$(38,348)	$(71,994)	$(81,813)

	December 31, 2004		June 30, 2005
Total Assets:
Communications services	$462,433		461,052
Communications equipment	318,557	(a)	221,833	(a)

Total	$780,990		682,885

(a)	Cash, short-term and long-term investments totaled $274.4 million and $196.3 million as of December 31, 2004 and June 30, 2005, respectively

During the second quarter 2005, we committed to a plan to curtail our OCS production and development and to pursue a potential liquidation alternative. Starting in the third quarter of 2005, our remaining equipment division operations will focus solely on supporting our communications services division, resulting in one reporting segment.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets (“SFAS 153”)—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS 153 effective January 1, 2006. The Company does not expect the adoption of SFAS 153 will have a material impact on its consolidated results of operations and financial condition.

(11) Restructuring and Related Charges

Starting in 2001 and continuing through 2005, the Company has experienced a decline in the sale of communications equipment, including its OCS product, which has represented materially all of the Company’s communications equipment revenue in 2004 and 2005. In response to these declines, the Company has implemented restructuring efforts including workforce reductions and facility consolidations. In addition, the Company has implemented integration efforts associated with its acquisition of Focal which has resulted in workforce reduction costs. The Company is also continually evaluating the recoverability of its inventory and long-lived assets in light of these initiatives and the projected economic and operating environment.

During the second quarter of 2005, the Company continued its restructuring initiatives associated with the Focal purchase and incurred restructuring charges related to employee severance. The Company’s restructuring activities are ongoing and additional charges will be recorded in future periods.

The Company recorded the following charges for the periods then ended (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Communications equipment cost of revenue charges—inventory-write downs and other	$—	$—	$193	$—
Restructuring and other charges:
Facilities consolidation	—	271	195	273
Change in reserve estimate	194	(185)	194	(501)
Workforce reductions	—	657	—	657
Impairment loss - OCS	—	284	—	284

Total restructuring and other charges	194	1,027	389	713

Total restructuring and related charges	$194	$1,027	$582	$713

The following table displays the activity and balances of the restructuring reserve account for the three and six months ended June 30, 2005 (in thousands):

	Cost of Revenue	Restructuring and Other Charges	Total
	Inventory Write-downs	Workforce, Facilities Consolidation and Impairment
Balance as of December 31, 2004	$236	$8,384	$8,620
Restructuring and other charges	—	(316)	(316)
Cash payments	(50)	(2,867)	(2,917)
Accretion of interest	—	9	9
Non-cash charges	—	442	442
Foreign currency exchange impact	—	(60)	(60)

Balance at March 31, 2005	$186	$5,592	$5,778

Restructuring and other charges	—	1,448	1,448
Cash payments	—	(1,530)	(1,530)
Change in reserve estimate	—	(29)	(29)
Foreign currency exchange impact	—	(53)	(53)

Balance at June 30, 2005	$186	$5,428	$5,614

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

Overview

Broadwing Corporation operates two divisions within the communications industry. Our communications services division delivers data and Internet, broadband transport and voice communications services nationwide. Our communications equipment division designs and sells high performance all-optical and electrical/optical communications equipment.

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

Communications Services

Our communications services division began operations on June 13, 2003, when we acquired most of the assets and certain of the liabilities of Broadwing Communication Services, Inc. for approximately $71.1 million. The communications services division provides services to large enterprises, mid-market businesses and other communications service providers over a nationwide facilities-based network connecting 137 cities nationwide. Our all-optical network, capable of transmitting up to 800 Gbs per fiber, gives customers the benefit of high quality, technologically advanced solutions allowing for rapid provisioning, and highly flexible customized networking. We believe that our network and growth-oriented strategy has enabled us to compete effectively in the markets in which we operate.

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

Communications Equipment

Our communications equipment division’s principal product is the Optical Convergence Switch (“OCS”) which is an optical-electrical-optical cross-connect switch providing standard point-to-point, ring and mesh networking functionality enabling carriers to deliver current SONET/SDH services. Additionally, the communications equipment division serves a strategic role in the expansion and maintenance of our communications services network.

In April 2005, we began exploring strategic alternatives associated with our OCS product in an effort to more closely focus our resources on our communications services operations. During the second quarter of 2005, we committed to a plan to curtail our OCS production and development. Currently, backlog associated with the OCS production totals approximately $0.3 million, which we will deliver before all OCS operations are terminated. Thereafter, our remaining equipment division operations will focus solely on supporting the communications services division. Therefore, starting in the third quarter of 2005, we will have one reportable segment.

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

Communications Services Revenue and Accounts Receivable Valuation Allowances

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

At June 30, 2005, a significant portion of these reserves related to reciprocal compensation and carrier access billings (“CABS”), associated with contracts acquired in the Focal purchase. These amounts relate to service periods both before and after the acquisition date. Certain carriers have disputed certain charges as inappropriate or outside the scope of existing tariffs or contractual agreements. At June 30, 2005, trade accounts receivable from reciprocal compensation and CABS totaled $34.7 million, with associated credit allowances totaling $17.6 million. If the resolution of these disputes differs from our estimates, our reserves will be adjusted as necessary.

Accrued Communications Service Costs

We perform bill verification procedures to detect possible errors in our access vendors’ billed invoices. The bill verification procedures include the examination of bills, the comparison of rates between billed rates with rates used by our expense estimation systems, the comparison of circuits billed to our database of active circuits, and evaluating the trend of invoiced amounts by our vendors, including the types of charges being assessed. If we conclude that we have been billed inaccurately, we will dispute the charge with the vendor and begin resolution procedures. We record a charge to cost of revenue and a corresponding increase to the accrued communications service costs for the disputed amounts, unless past experience or other corroborating evidence indicates that it is not probable that we will ultimately be required to pay. If we ultimately reach an agreement with a vendor in which we settle a disputed amount for an amount other than the corresponding accrual, we recognize the resultant settlement gain or loss in the period in which the settlement is reached. Previously unaccrued disputes are tracked and reviewed periodically to assess whether a loss has become probable and estimable, in which case an accrual is established.

Intangible Assets

We have recorded intangible assets resulting from our acquisitions. We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill and other intangible assets with an indefinite life be tested for impairment at least annually. The impairment test is a two-step process that requires intangibles to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment may exist, and the second step of the test is performed. In the second step, the fair value of the intangible asset is compared with the carrying value, and an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

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

Litigation

We and our subsidiaries are involved in several material legal proceedings as described in more detail in Part II, Item 1. Legal Proceedings of this report. We assess potential losses in relation to these and other pending or threatened legal matters. If a loss is considered probable and the amount can be estimated, we recognize an expense for the estimated loss. To the extent these estimates exceed or are less than the actual liability resulting from the resolution of such matters, our earnings will be decreased or increased accordingly, and if the differences are material, our consolidated financial statements could be materially impacted.

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

Results of Operations

Three months ended June 30, 2005 compared to three months ended June 30, 2004

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

Long-distance voice service includes dedicated and switched minutes of use, primarily for the transmission of long distance services on behalf of wholesale and retail customers. Local voice service consists of dedicated and switched inbound and outbound services. Inbound service allows for the completion of calls to our customers. Our basic outbound service allows local calls to be completed within a metropolitan region. Local voice services also include Inter-carrier compensation, which is associated with the transmission of traffic between telecommunications carriers and includes switched access and reciprocal compensation revenue. Reciprocal compensation is the compensation exchanged between carriers for terminating local phone calls on one another’s networks.

Quarterly revenue by product is as follows (in thousands):

	Three Months Ended
	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Data and Internet services	$35,964	$38,150	$41,731	$41,844	$42,156
Broadband transport	59,323	62,081	65,289	67,795	73,069
Long-distance voice services	46,118	45,427	56,213	55,485	50,867
Local voice services	—	17,407	48,994	51,862	55,139

Total communications services revenue	$141,405	$163,065	$212,227	$216,986	$221,231

Communications Services revenue increased to $221.2 million for the three months ended June 30, 2005 from $141.4 million for the three months ended June 30, 2004, primarily due to the acquisition of Focal, which contributed approximately $61.5 million in acquired revenue for the second quarter of 2005. The remaining $18.3 million in revenue growth represents a 13% increase from the second quarter of 2004.

Excluding acquired Focal revenues of approximately $8.1 million, our long-distance voice services revenue decreased $3.4 million. The decrease in voice revenues includes a contract rate reduction with Cincinnati Bell, which resulted in a $5.5 million quarterly revenue loss, as well as a decrease in retail voice volumes and average retail rates per minute. Overall, the decrease in long-distance voice revenues from the second quarter June 30, 2004 as compared to the second quarter ended June 30, 2005 has been mitigated by increases in wholesale voice volumes derived from new contract wins. Late in the second quarter, we implemented increases in certain wholesale long-distance voice pricing in an effort to eliminate lower margin sales and in reaction to increases in associated cost structures. This resulted in a decrease in wholesale long-distance traffic volumes; however, we believe these rate increases are necessary to maintain appropriate overall gross margins. Moreover, the impact of these pricing changes may result in further reductions in long-distance voice revenues in the future.

Excluding acquired Focal revenue of approximately $3.5 million, our data/Internet and broadband revenues increased by approximately $2.7 million and $13.8 million or 8% and 23%, respectively, as compared to the prior year quarter principally through new customer wins and expansion of existing customer contracts. We believe this sales growth is the result of our ability to establish customer circuits more rapidly than our competitors and recent capital expenditures, which have increased our access to customer sites and key interconnection points.

Local voice services revenue increased to $55.1 million from $49.0 million for the three months ended December 31, 2004, which was the first full quarter we recognized such revenue after the Focal acquisition. The growth in local voice is principally related to new contract wins.

We continue to focus our efforts on selling to medium-to-larger size customers with complex communications needs, developing new products that differentiate us from our competition and reducing our communications service costs to allow us to better compete on the sale of price sensitive products. Additionally, we believe that as a result of the Focal acquisition, we will be able to offer a broader range of products than currently offered, such as bundled data, long-distance and local voice services.

Communications Equipment Revenue. Communications equipment revenue increased to $1.0 million for the three months ended June 30, 2005 from $0.7 million for the three months ended June 30, 2004. Communications equipment revenue is expected to cease in future periods due to our decision during the second quarter of this year to cease production of our OCS product, which has been the main source of communication equipment revenue in 2004 and 2005. Communications equipment revenue will be limited to existing open sales orders of approximately $0.3 million that we expect to fulfill before OCS operations are terminated.

Communications Services Cost of Revenue. Communications services cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Communications services cost of revenue totaled $147.0 million and $97.1 million for the three months ended June 30, 2005 and 2004, respectively. As a percentage of total communications services revenue, cost of service decreased to 66% for the three-month period ended June 30, 2005 as compared to 69% in the same period in the prior year quarter. Beginning in 2004 and continuing in 2005, we have achieved savings in communication services cost of revenue within our voice and data products. The decrease has been primarily due to new vendor agreements and network grooming and hubbing that have allowed us to reduce our circuit facilities costs.

Communications Equipment Cost of Revenue. Communications equipment cost of revenue increased to $0.4 million for the three months ended June 30, 2005 from $0.2 million for the three months ended June 30, 2004. The increase in communications equipment cost of revenue relates primarily to the increase in equipment sales during the second quarter of 2005 as compared to the same period in the prior year.

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

Research and development expense, excluding equity-based expense, decreased to $2.9 million for the three months ended June 30, 2005 from $3.9 million for the three months ended June 30, 2004. The decrease in expense is primarily attributable to the effect of the equipment division cost saving initiatives including staff reductions and curtailment of certain discretionary spending.

During the second quarter of 2005, we committed to a plan to curtail our OCS production and development and to pursue potential liquidation alternatives. In the third quarter of 2005, our remaining equipment division operations will be focused solely on supporting the communications services division. As a result, certain expenses currently classified as research and development will be eliminated while others will continue as network support costs and will be classified as general and administrative expense.

Sales, General and Administrative, Excluding Equity-Based Expense. Sales, general and administrative expense, excluding equity-based expense, consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales, network operations, network engineering and administrative support functions.

Sales, general and administrative expense, excluding equity-based expense, increased to $75.9 million for the three months ended June 30, 2005 from $61.2 million for the three months ended June 30, 2004. The increase in expense is primarily attributable to the inclusion of $22.5 million of acquired sales, general and administrative expense associated with Focal during the second quarter of 2005. Sales, general and administrative expense, as a percentage of total revenue for the three months ended June 30, 2005 and 2004 was 34% and 43%, respectively. The decrease is primarily attributable to operational efficiencies resulting from the Focal acquisition as well as one-time charges incurred in the second quarter of the prior year of approximately $3.5 million associated with payments made to Focal prior to the acquisition.

Depreciation expense. Depreciation expense increased to $28.2 million for the three months ended June 30, 2005 from $6.0 million for the three months ended June 30, 2004. The increase in depreciation is primarily associated with the Focal assets acquired in September 2004, which contributed $20.8 million of depreciation in the second quarter of 2005. The overall increase in depreciation has been offset in part by a decrease in depreciation due to certain assets reaching the end of their depreciable lives during the second quarter of 2005. We expect depreciation expense to increase in future periods as we continue to capitalize and place into service assets related to our network strategic initiatives.

Amortization of Intangible Assets. Amortization of intangible assets increased to $1.4 million for the three months ended June 30, 2005 from $1.0 million for the three months ended June 30, 2004. The increase in amortization expense is due to customer relationships and in-place contracts acquired as part of the Focal acquisition in the third quarter of 2004.

Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value. Equity-based expense related to research and development, sales and marketing and general and administrative functions for the three months ended June 30, 2005 decreased to $1.0 million from $2.7 million for the three months ended June 30, 2004. The decrease in equity-based compensation is primarily attributable to fully vested in the money option grants.

Restructuring and other charges.

We recorded the following charges for the three months ended June 30, 2004 and 2005 (in thousands):

	Three Months Ended June 30,
	2004	2005
Restructuring and other charges:
Facilities consolidation	$—	$271
Change in reserve estimate	194	(185)
Workforce reductions	—	657
Impairment loss – OCS	—	284

Total restructuring and other charges	$194	$1,027

Facilities Consolidation. We reduced our operating costs through the early terminations of real estate and equipment lease agreements, resulting in charges of approximately $0.3 million in the three-month period ended June 30, 2005. No such charges were recorded in the prior year quarter.

Change in reserve estimate. We periodically review the adequacy of our reserve related to restructuring initiatives and adjust our reserve balance accordingly. For the three months ended June 30, 2005, we reversed previous charges related to our communications equipment division in the amount of $0.2 million. For the three months ended June 30, 2004, we charged to expense approximately $0.2 million related to our French operations.

Workforce reductions. During the second quarter of 2005, we recorded $0.7 million in charges associated with workforce reductions as a result of the Focal acquisition and other severance. No such charges were recorded in the prior year quarter.

Impairment loss – OCS. During the second quarter of 2005, we implemented plans to eliminate our OCS product line within our equipment division resulting in a charge of approximately $0.3 million related to the write-down of assets to estimated fair value and other charges.

Interest Expense. Interest expense decreased to $4.8 million for the three months ended June 30, 2005 from $10.7 million for the three months ended June 30, 2004. The decrease in interest expense was primarily attributable to a reduction in the amount of outstanding principal related to our convertible notes during 2005 as compared to the same period in the prior year as well as an increase in the amount of interest capitalized into fixed assets.

Other income and expense, net. Other income and expense, net decreased to $2.0 million for the three months ended June 30, 2005 from $2.8 million for the three months ended June 30, 2004. The decrease in other income and expense, net is attributable to an increase in tax expense and lower sales of inventory during the current year quarter, partially offset by higher gains recorded this year related to the sale of fixed assets, and an increase in interest income due to higher investment yields during 2005, and penalties incurred in the prior year quarter associated with our delayed registration of shares issued in August 2003 that ceased in the prior year.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Communications Services Revenue. Communications Services revenue increased to $438.2 million for the six months ended June 30, 2005 from $283.1 million for the six months ended June 30, 2004, primarily due to the acquisition of Focal, which contributed approximately $123.0 million in acquired revenues in the current year. The remaining $32.1 million in revenue growth represent an 11% increase for the six months ended June 30, 2005 as compared to the same period in the prior year.

Excluding acquired Focal revenues of approximately $16.2 million, our long-distance voice services revenue decreased $5.4 million during the six months ended June 30, 2005, primarily due to a decrease in retail voice volumes and rates as well as a decrease of approximately $9.3 million associated with lower contracted rates with Cincinnati Bell Telecommunications Services, Inc., partially offset by increases in wholesale voice from new contract wins. Our long-distance wholesale voice revenue can be subject to fluctuations dependent on the volume of traffic our carrier customers choose to place on our network and based on available pricing within the wholesale market.

Excluding acquired Focal revenue of approximately $7.0 million, our data and Internet and broadband revenues increased by approximately $6.7 million and $23.6 million or 10% and 20% during the six months ended June 30, 2005, respectively, as compared to the prior year, principally through new customer wins and expansion of existing customer contracts. We believe this sales growth is the result of a competitive advantage gained from our relative speed to provision customers’ circuits as well as recent capital expenditures which have increased our access to customer sites and key interconnection points.

We continue to focus our efforts on selling to medium-to-larger size customers with complex communications needs, developing new products that differentiate us from our competition and reducing our communications service costs to allow us to better compete on the sale of price sensitive products. Additionally, we believe that as a result of the Focal acquisition, we have been able to offer a broader range of products and are continuously expanding on our product offerings.

Communications Equipment Revenue. Communications equipment revenue decreased to $2.3 million for the six months ended June 30, 2005 from $5.8 million for the six months ended June 30, 2004. The decrease in communications equipment revenue reflects the decrease in the sale of our OCS product to the U.S. Government. Due to the decision to discontinue the OCS product line, communications equipment revenue will end in the third quarter of 2005.

Communications Services Cost of Revenue. Communications services cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Communications services cost of revenue totaled $293.7 million and $194.9 million for the six months ended June 30, 2005 and 2004, respectively. As a percentage of total communications services revenue, cost of service decreased to 67% for the six-month period ended June 30, 2005 as compared to 69% in the same period in the prior year. Beginning in 2004 and continuing in 2005, we have achieved savings in communication services cost of revenue within our voice and data products. The decrease has been primarily due to new vendor agreements and network grooming and hubbing that have allowed us to reduce our circuit facilities costs.

Communications Equipment Cost of Revenue. Communications equipment cost of revenue decreased to $1.3 million for the six months ended June 30, 2005 from $1.4 million for the six months ended June 30, 2004. The decrease in communications equipment cost of revenue primarily relates to the decrease in equipment sales during the current year.

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

Research and development expense, excluding equity-based expense, decreased to $5.5 million for the six months ended June 30, 2005 from $9.4 million for the six months ended June 31, 2004. The decrease in expense was primarily attributable to the effect of the equipment division cost saving initiatives including staff reductions and curtailment of certain discretionary spending.

In April 2005, we began exploring strategic alternatives associated with our OCS product in an effort to more closely focus our resources on our communications services operations. During the second quarter of 2005, we committed to a plan to curtail our OCS production and development and to pursue potential liquidation alternatives. Starting in the third quarter of 2005, our remaining equipment division operations will focus solely on supporting the communications services division. As a result, certain expenses currently classified as research and development will be eliminated while others will continue as support costs classified as general and administrative expense.

Sales, General and Administrative, Excluding Equity-Based Expense. Sales, general and administrative expense, excluding equity-based expense, consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales, network operations, network engineering and administrative support functions.

Sales, general and administrative expense, excluding equity-based expense, increased to $149.7 million for the six months ended June 30, 2005 from $118.2 million for the six months ended June 30, 2004. The increase in expenses was primarily attributable to the inclusion of $45.0 million of acquired sales, general and administrative expense associated with Focal during the current year. Sales, general and administrative expense as a percentage of total revenue for the six months ended June 30, 2005 and 2004 was 34% and 41%, respectively. The decrease is primarily attributable to operational efficiencies resulting from the Focal acquisition as well as one-time charges incurred in the prior year in the amount of $3.5 million associated with payments made to Focal prior to the acquisition.

Depreciation expense. Depreciation expense increased to $54.7 million for the six months ended June 30, 2005 from $15.1 million for the six months ended June 30, 2004. The increase in depreciation is primarily associated with the Focal assets acquired in September 2004, which contributed $43.9 million of depreciation during the first six months of 2005. The overall increase in depreciation has been offset in part by a decrease in depreciation due to certain assets reaching the end of their depreciable lives during the current year. We expect depreciation expense to increase in future periods as we continue to capitalize and place into service assets related to our network strategic initiatives.

Amortization of Intangible Assets. Amortization of intangible assets increased to $2.8 million for the six months ended June 30, 2005 from $2.1 million for the six months ended June 30, 2004. The increase in amortization expense is due to customer relationships and in-place contracts acquired as part of the Focal acquisition in the third quarter of 2004.

Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value. Equity-based expense related to research and development, sales and marketing and general and administrative functions for the six months ended June 30, 2005 decreased to $1.9 million from $7.1 million for the six months ended June 30, 2004. The decrease in equity-based compensation is primarily attributable to fully vested in the money option grants issued prior to our July 2000 initial public offering.

Restructuring and other charges.

We recorded the following charges for the six months ended June 30, 2004 and 2005 (in thousands):

	Six Months Ended June 30,
	2004	2005
Communications equipment cost of revenue charges – inventory write downs and other	$193	$—
Restructuring and other charges:
Facilities consolidation	195	273
Change in reserve estimate	194	(501)
Workforce reductions	—	657
Impairment loss – OCS	—	284

Total restructuring and other charges	389	713

Total restructuring and related charges	$582	$713

Communications equipment cost of revenue—Inventory-write-downs and other. We write-down our inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. Charges recorded in the six months ended June 30, 2004 are the result of inventory impairment charges for adjustments made to 2003 estimates. No such charges were recorded in 2005.

Facilities Consolidation. We reduced our operating costs through the early terminations of real estate and equipment lease agreements, resulting in charges of approximately $0.3 million and $0.2 million in the six-month period ended June 30, 2005 and 2004, respectively.

Change in reserve estimate. We periodically review the adequacy of our reserve related to restructuring initiatives and adjust our reserve balance accordingly. For the six months ended June 30, 2005, we reversed previous charges related to our French operations and our communications equipment division totaling $0.5 million. For the six months ended June 30, 2004, we charged to expense $0.2 million related to our French operations.

Workforce reductions. During the second quarter of 2005, we recorded $0.7 million in charges associated with workforce reductions as a result of the Focal acquisition and other severance. No such charges were recorded for the six months ended June 30, 2004.

Impairment loss – OCS. In April 2005, we began the exploration of strategic alternatives associated with our OCS product in an effort to more closely focus our resources on our communications services operations. During the second quarter of 2005, we committed to a plan to curtail our OCS production and development and to pursue potential liquidation alternatives. Currently, backlog associated with the OCS production totals approximately $0.3 million, which we will deliver before all OCS operations are terminated. These restructuring activities resulted in a charge of approximately $0.3 million related to the write-down of assets to estimated fair value. No such charges were recorded for the six months ended June 30, 2004.

Interest Expense. Interest expense decreased to $14.0 million for the six months ended June 30, 2005 from $18.1 million for the six months ended June 30, 2004. The decrease in interest expense was primarily attributable to a reduction in the amount of outstanding principal related to our convertible notes during the current year as compared to the same period in the prior year, an increase in the amount of interest capitalized into fixed assets and $3.2 million in interest incurred in the prior year associated with our delayed registration of shares issued in August 2003.

Other income and expense, net. Other income and expense, net decreased to $4.0 million for the six months ended June 30, 2005 from $5.7 million for the six months ended June 30, 2004. The decrease in other income and expense, net is attributable to an increase in tax expense and a decrease in income related to the sale of inventory in the current year, partially offset by an increase in interest income due to higher investment yields during 2005 and penalties incurred in the prior year associated with our delayed registration of shares issued in August 2003 that ceased in the prior year.

Liquidity and Capital Resources

Since inception through June 30, 2005, we have financed our operations, capital expenditures and working capital primarily through public and private sales of our debt and capital stock and borrowings under credit and lease facilities. At June 30, 2005, our cash and cash equivalents and investments totaled $196.3 million.

Operating Activity

Net cash used in operating activities was $3.5 million and $31.5 million for the six months ended June 30, 2005 and June 30, 2004, respectively. Excluding the effects of changes in working capital accounts, which primarily relates to differences in the timing of the receipt and payment of cash, our cash used in operations decreased to $8.0 million from $35.3 million for the six months ended June 30, 2005 as compared to the same period in the prior year. This decrease in operating cash outflows is primarily attributable to an increase in communications services revenue this year as compared to the same period in the prior year, partially offset by an increase in sales, general and administrative expense. The increase in revenue and sales, general and administrative expense is primarily due to the acquisition of Focal and the general expansion of our business.

Investing Activity

Net cash used in investing activities was $10.9 million and $58.3 million for the six months ended June 30, 2005 and 2004, respectively. Net cash used in investing activities for the six months ended June 30, 2005 primarily relates to capital expenditures of $31.0 million and the first annual payment to Ciena of $11.0 million to be used for future equipment and service purchases, partially offset by the cash from the net sale of investments of $30.6 million. For the sixth months ended June 30, 2005, capital expenditures were associated primarily with continued Focal integration efforts, capacity management, and our new converged, VOIP and media products. Net cash used in investing activities for the six-month period ended June 30, 2004 is attributable to capital expenditures associated with the Broadwing network expansion of $34.7 million, as well as net purchases of short and long-term investment securities of $24.8 million.

Capital expenditures continue to be a primary use of capital resources. We believe that these investments will facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our network in future periods. Our capital investments will continue through 2005 as we continue to integrate our network and respond to our customers needs. We believe, however, that our capital expenditures will be at lower levels in 2005 as compared to 2004.

Financing Activity

Net cash used by financing activities for the six months ended June 30, 2005 was $33.3 million, primarily attributable to the repayment of convertible notes issued February 2004.

Net cash provided by financing activities for the six months ended June 30, 2004 was $220.4 million, primarily attributable to the February 2004 private placement of $225 million of senior unsecured convertible notes and associated warrants. The maturity date of the unsecured convertible notes is February 20, 2006. Borrowings under the unsecured convertible notes accrue interest at a stated rate of 5% payable quarterly, while principal is scheduled for repayment in seven equal quarterly installments commencing on August 19, 2004. Provided certain conditions are met and at the election of the Company, principal and interest are payable in either cash or common stock at a conversion price of 95% of the average stock price for the 20 days preceding conversion. The notes are convertible at the investors’ option at any time into our common stock at a fixed conversion price of $57.50 per share, subject to anti-dilution adjustments. We have used and intend to continue using the net proceeds for general corporate purposes in support of our service development and new market initiatives.

As of June 30, 2005, long-term restricted cash totaled $14.6 million associated with outstanding irrevocable letters of credit relating to lease obligations for various business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each of the respective agreements.

On October 24, 2002, we announced that our Board of Directors had authorized a share repurchase program under which we can acquire up to $25 million of our common stock in the open market. There were no common shares repurchased for the six months ended June 30, 2005 or 2004. At June 30, 2005, 1,228,180 shares had been purchased under the plan for a total of $9.5 million. The repurchase program will be funded using our existing cash balances and repurchased shares may be used for corporate purposes in compliance with applicable law. The share repurchase program may be suspended at any time and from time-to-time without prior notice. We do not anticipate repurchasing any shares under the program for the remainder of the year.

We believe that our current cash and cash equivalents, short-term investments and cash generated from operations will satisfy our expected working capital, capital expenditure, investment requirements and debt service through at least the next twelve months. Our future debt obligations will primarily include our $91.8 million convertible debt as well as $19.7 million in capital lease obligations which were acquired as part of the Focal acquisition. We elected to pay principal and interest due on May 19, 2005 of $32.1 million and $1.6 million, respectively, in cash. Additionally, we have elected to pay principal and interest due on August 19, 2005 of $32.1 million and $1.2 million, respectively, in cash. On an ongoing basis, we will consider the method of payment of principal and interest associated with the convertible notes based on our capital resource needs and market conditions at the time.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Ciena

On March 31, 2005, Broadwing and Ciena Corporation (“Ciena”) entered into a settlement agreement regarding certain patent infringement lawsuits. Under the terms of the settlement agreement, Ciena and Broadwing have agreed to dismiss all claims. In addition, we will pay to Ciena a total of $35.0 million in three equal annual installments, of which $33.0 million of the total payment may be used as credits toward the purchase of Ciena equipment and services at market prices over the next three and one-half years. We recorded a charge of $2.0 million associated with the settlement in the first quarter of 2005. In addition, during the second quarter of 2005, we made the first annual payment of $11.0 million to Ciena. As of June 30, 2005, approximately $8.5 million related to equipment purchases is included in other non-current assets on the consolidated balance sheet.

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

On February 15th, 2005, Judge Scheindlin granted preliminary approval of a proposed settlement agreement between the plaintiffs and defendants, including Broadwing. The proposed settlement is a $1 billion dollar guaranteed settlement. The insurance companies for the defendants agreed to pay up to $1 billion dollars in total to the extent that judgment is rendered for the plaintiffs. If plaintiffs succeed in recovering more than $1 billion from the underwriters, the companies that went public, such as the Broadwing, will not have to pay any additional amounts. The defendants’ insurance companies will be paying the settlement that is subject to the final approval of the district court. Should Judge Scheindlin not grant final approval of the settlement agreement, we believe that we have meritorious defenses to plaintiffs’ allegations and will vigorously defend ourselves.

Qwest Investigations

The Denver, Colorado regional office of the SEC is conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. We believe the first of these investigations does not involve any allegation of wrongful conduct on our part. In October 2004, the SEC announced that it was charging Qwest with securities fraud and other violations of the federal securities laws and entering into a settlement with Qwest relating to those charges. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including

Broadwing. This investigation, insofar as it relates to Broadwing, appears to focus generally on whether our transactions and relationships with Qwest and its employees were appropriately disclosed in our public filings and other public statements.

The United States Attorney in Denver is conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including Broadwing. In connection with that investigation, the U.S. Attorney has sought documents and information from us and has sought interviews from persons associated or formerly associated with Broadwing, including certain of our officers. The U.S. Attorney has indicated that, while aspects of its investigation are in an early stage, neither Broadwing nor any of our current or former officers or employees is a target or a subject of the investigation.

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

Great Northern Insurance Company

On October 5, 2004, we filed an action in the U.S. District Court for the District of Maryland against its property insurance carrier, Great Northern Insurance Company, for breach of contract under a building and personal property insurance policy sold to us by Great Northern. The claim is for a loss sustained due to a fire in a warehouse that occurred in March 2003. The amount of loss alleged by us exceeds $46.0 million, of which Great Northern has paid $4.5 million. We have requested a jury trial for this dispute. The parties are conducting discovery in the matter, which is expected to be completed October 31, 2005. No trial date has been set.

Other

We and our subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	We did not repurchase any of our shares of common stock during the three months ended June 30, 2005.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	We held our annual meeting of stockholders on May 13, 2005.

(b)	Joseph R. Hardiman and Donald R. Walker were elected as Class II Directors, with terms expiring at the annual meeting of stockholders to be held in 2008. Our Directors whose terms of office continued after the meeting are: David R. Huber, Freeman A. Hrabowski, III and David S. Oros.

(c)	Approved the selection of KPMG LLP as our independent auditors for fiscal 2005.

Following is a tabulation of the number of votes cast for, the number of votes cast against, the number of votes withheld and the number of broker non-votes for each item upon which stockholders voted at our annual meeting:

Item	For	Against	Abstain/Withheld
Election of Joseph R. Hardiman as Class II Director	63,394,045	—	786,858
Election of Donald R. Walker as Class II Director	61,531,563	—	2,649,340
Approval of the appointment of KPMG LLP as our auditors for fiscal 2005	63,605,885	481,675	93,343

(d)	Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

Item 6. Exhibits

A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2005	Broadwing Corporation

/s/ Lynn D. Anderson
Lynn D. Anderson Senior Vice President and Chief Financial Officer

Date: August 3, 2005	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice President, Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002