Form 10-Q
period 2005-09-30
BROADWING CORP
filed 2005-11-07
CIK 1060490

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares of Common Stock, $0.01 par value, outstanding at October 31, 2005: 73,730,441

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BROADWING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2004	September 30, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$124,540	$37,731
Short-term investments	100,139	100,187
Trade accounts receivable, net	94,731	88,592
Other current assets, net	24,027	22,707

Total current assets	343,437	249,217

Restricted cash, non-current	13,911	15,050
Long-term investments	49,676	—
Property and equipment, net	286,038	260,699
Goodwill	48,696	58,354
Intangible assets, net	30,152	26,225
Other non-current assets	9,080	12,105

Total assets	$780,990	$621,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, net of discounts, and capital lease obligations, current portion	$117,324	$62,908
Accounts payable	12,452	24,496
Accrued communication service costs	41,089	30,991
Accrued expenses and other liabilities	53,939	54,200
Deferred revenue, current portion	11,752	11,529
Accrued restructuring and other charges	8,620	4,543

Total current liabilities	245,176	188,667

Notes payable, net of discounts, and capital lease obligations, net of current portion	52,218	20,764
Deferred revenue, net of current portion	13,608	13,953
Other long-term liabilities	14,949	14,248

Total liabilities	325,951	237,632

Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value; 1,900,000,000 shares authorized; 68,424,060 shares issued and 67,195,880 shares outstanding as of December 31, 2004; 74,946,204 shares issued and 73,718,024 shares outstanding as of September 30, 2005	679	744
Treasury stock (1,228,180 shares at December 31, 2004 and September 30, 2005, at cost)	(9,512)	(9,512)
Additional paid-in capital	3,137,928	3,178,900
Accumulated other comprehensive loss:
Unrealized investment losses	(717)	(427)
Accumulated deficit	(2,673,339)	(2,785,687)

Total stockholders’ equity	455,039	384,018

Total liabilities and stockholders’ equity	$780,990	$621,650

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Revenue	$163,446	$218,659	$452,363	$659,137

Operating expenses:
Cost of revenue (excluding depreciation and amortization)	111,493	143,470	307,782	438,428

Research and development, excluding equity-based expense	3,115	679	12,554	6,172
Sales, general and administrative, excluding equity-based expense	64,330	77,386	182,564	227,080
Litigation settlement	—	—	—	2,000
Depreciation	10,009	23,403	25,069	78,115
Amortization	1,158	1,404	3,238	4,227
Equity-based expense:
Research and development	474	—	3,393	497
Sales, general and administrative	142	934	4,281	2,359
Restructuring and other charges	2,638	630	3,027	1,344

Total operating expenses	193,359	247,906	541,908	760,222

Operating loss	(29,913)	(29,247)	(89,545)	(101,085)

Other income (expense), net	1,756	1,862	7,475	5,861
Interest expense, net of capitalized amounts	(8,645)	(3,150)	(26,726)	(17,124)

Net loss	$(36,802)	$(30,535)	$(108,796)	$(112,348)

Other comprehensive loss:
Unrealized investment gains (losses)	(27)	130	(311)	290

Comprehensive loss	$(36,829)	$(30,405)	$(109,107)	$(112,058)

Basic and diluted net loss per common share	$(0.69)	$(0.41)	$(2.17)	$(1.55)
Basic and diluted weighted average common shares	53,302	73,711	50,116	72,570

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30, 2004	September 30, 2005
Cash flows from operating activities:
Net loss	$(108,796)	$(112,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,307	82,342
Equity-based expense	7,674	2,856
Provision for bad debt	4,397	7,562
Deferred financing, original issue discount amortization, and accretion of interest	17,748	11,162
Amortization of deferred revenue	—	122
Non-cash restructuring, inventory write-downs and other net charges	(949)	(889)
Changes in operating assets and liabilities:
Accounts receivable	(4,337)	1,602
Inventory	(2,895)	868
Other current assets	860	160
Accounts payable and other accrued expenses	(24,239)	(12,585)

Net cash used in operating activities	(82,230)	(19,148)

Cash flows from investing activities:
Purchase of property and equipment	(46,095)	(41,623)
Proceeds from the sale of property and equipment	1,434	753
Ciena equipment deposit	—	(11,000)
Purchases and sale of investments, net	(73,809)	49,918
Focal acquisition cash acquired, net of acquisition costs	11,381	—

Net cash used in investing activities	(107,089)	(1,952)

Cash flows from financing activities:
Proceeds from notes payable and associated warrants	217,750	—
Repayments of notes payable and capital lease obligations	(79,236)	(65,865)
Increase in deposits and other non-current assets	(4,371)	(1,139)
Proceeds from stock options and warrants exercised	6,531	1,295

Net cash provided by (used in) financing activities	140,674	(65,709)

Net increase (decrease) in cash and cash equivalents	(48,645)	(86,809)

Cash and cash equivalents—beginning	256,490	124,540

Cash and cash equivalents—ending	$207,845	$37,731

Supplemental disclosure of cash flow information:
Interest paid	$3,762	$2,821

Supplemental disclosure of non-cash activities:
Assets acquired through capital leases	$—	$1,067
Inventory installed as fixed assets	$1,292	—
Deposit with Ciena converted to equipment	$—	$5,450
Repayment of notes payable and interest with common shares	$33,113	$34,168
Equity issued in conjunction with Focal acquisition	$94,182	—

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

(a) Nature of Business and Basis of Presentation

Broadwing Corporation and subsidiaries (“Broadwing” or the “Company”) is an Austin, Texas based provider of data and Internet, broadband transport, and voice communications services throughout the United States over a nationwide facilities-based network connecting 137 cities.

Until the third quarter of 2005, Broadwing also operated a communications equipment division, which developed and marketed among other products, the Optical Convergence Switch (“OCS”) which is an optical-electrical-optical cross-connect switch enabling carriers to deliver SONET/SDH services. Starting April 2005, the Company began implementing a plan for the curtailment of OCS production and the restructuring of the equipment division. These restructuring initiatives are complete and equipment division assets and personnel still in place are now focused primarily on the expansion and support of our Broadwing internal network infrastructure.

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

(b) Revenue and Cost of Revenue

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

Indefeasible right-of-use (“IRU”) agreements represent the lease of network capacity or dark fiber and are recorded as deferred revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized ratably over the life of the agreement as the services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized deferred revenue is recognized in the period in which the contract is terminated. At the date of the Broadwing Communication Services, Inc. acquisition, the Company recorded the deferred revenue associated with IRUs at its fair value, which was substantially less than its historical book value. As a result, revenue from IRUs is significantly less than that previously reported by Broadwing Communications Services, Inc. IRU revenue for the three and nine months ended September 30, 2005 and 2004 comprised less than 1.5% and 3% respectively of total revenue.

Cost of revenue primarily reflects access charges paid to local exchange carriers and other providers as well as transmission lease payments to other carriers. Cost of revenue excludes depreciation and amortization expense. Additionally, as a result of the Focal acquisition (See Footnote 2, Focal Acquisition), cost of revenue now includes Inter-carrier compensation paid to carriers to terminate or originate traffic on their networks. Inter-carrier compensation rates are subject to regulatory oversight. There are two primary forms of Inter-carrier compensation: access charges and reciprocal compensation. The Company is subject to access charges, which are related to the origination and termination of long distance calls, and reciprocal compensation, which is related to the termination of local calls. Inter-carrier compensation charges are based on minutes of use and vary based on customer calling patterns.

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

	Three Months Ended September 30,
	2004	2005
Net loss	$(36,802)	$(30,535)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(4,886)	(2,550)
Add stock-based employee compensation expense included in reported net loss	637	934

Pro forma net loss	$(41,051)	$(32,151)

Pro forma basic and diluted net loss per common share	$(0.77)	$(0.44)

	Nine Months Ended September 30,
	2004	2005
Net loss	$(108,796)	$(112,348)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(30,406)	(8,241)
Add stock-based employee compensation expense included in reported net loss	7,345	2,856

Pro forma net loss	$(131,857)	$(117,733)

Pro forma basic and diluted net loss per common share	$(2.63)	$(1.62)

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

(f) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of investments in auction rate securities in the amount of $25.4 million to short-term investments as of December 31, 2004. Auction rate securities, because of the short duration of their reset periods, were previously included in cash and cash equivalents for all periods presented. As a result of this reclassification, the Company’s cash flow from investing activities now includes the investments and sales of auction rate securities for all periods presented. This reclassification had no impact on previously reported total current assets, total assets, equity or net loss and does not affect previously reported cash flows from operating activities.

(2) Focal Acquisition

On September 1, 2004, the Company invested approximately $98.6 million net of purchase price adjustments and acquisition costs and assumed $98.1 million in debt to acquire 100% of the voting equity interest of Focal Communications Corporation (Focal).

The purchase price has been allocated to the assets and liabilities acquired, based on the estimated fair value that was finalized in the third quarter of 2005. The fair value of accounts receivable, accrued cost of service and other estimates have been contested and are subject to dispute.

For the nine months ended September 30, 2005, goodwill increased by approximately $9.7 million for the reasons set forth below.

The following table provides a purchase price allocation rollforward from the Company’s estimate recorded at December 31, 2004 to September 30, 2005 and weighted-average useful lives of long-lived assets (in thousands):

	Fair Value				Useful lives
	December 31, 2004	Adjustments		As Adjusted
Current assets	$52,152	$3,074	(a)	$55,226
Property and equipment	155,865	—		155,865
Customer relationships	9,900	300		10,200	7 years
Goodwill	48,696	9,658	(b)	58,354

Total assets acquired	266,613	13,032		279,645
Current liabilities	57,064	13,032	(c)	70,096
Long-term liabilities	110,952	—		110,952

Total liabilities assumed	168,016	13,032		181,048

Purchase Price	$98,597	$—		$98,597

(a)	The increase in current assets is primarily attributable to a decrease in accounts receivable provisions for preacquisition regulatory disputes.

(b)	The increase in goodwill equals the net decrease in the estimated fair value of net assets acquired excluding goodwill of $9.7 million.

(c)	The increase in current liabilities is primarily due to an increase in accrued service costs associated with preacquisition vendor disputes.

(3) Basic and Diluted Net Loss Per Common Share

Options and warrants outstanding as of September 30, 2004 to purchase 10,885,400 shares of common stock and 2,500 unvested shares acquired through the exercise of options were not included in the computation of diluted net loss per common share for the three and nine month periods ended September 30, 2004, as their inclusion would have been anti-dilutive.

Options, restricted stock and warrants outstanding as of September 30, 2005 to purchase 9,153,221 shares of common stock were not included in the computation of diluted net loss per common share for the three and nine month periods ended September 30, 2005, as their inclusion would have been anti-dilutive.

(4) Commitments and Contingencies

Revolving Line of Credit

On October 18, 2005, Broadwing announced that it had entered into a revolving credit facility that enables it to borrow up to $75 million commencing 45 days after October 14, 2005 with a final maturity date of October 14, 2008. The facility is secured by a pledge of accounts receivable of Broadwing Corporation and its subsidiaries. Borrowings will bear an interest rate, at Broadwing’s option, at either LIBOR plus 3.75% or an alternate base rate, defined as the higher of the prime or federal funds rate, plus 2.5%. If cash, investments, and undrawn availability under the facility fall below $100.0 million while borrowings are outstanding, Broadwing must deposit $25.0 million into a designated restricted account. Availability under the facility is limited by an amount of eligible accounts receivable available as collateral. The facility is subject to an unused line fee of one-half of one percent (0.05%), an annual fee of $375,000 and closing costs of $1,489,835 which will be amortized over the life of the facility. Broadwing intends to use borrowings under the facility for general corporate purposes.

Ciena

On March 31, 2005, Broadwing and Ciena Corporation (“Ciena”) entered into a settlement agreement regarding certain patent infringement lawsuits. Under the terms of the settlement agreement, Ciena and Broadwing have agreed to dismiss all claims. In addition, Broadwing will pay to Ciena a total of $35.0 million in three equal annual installments, of which $33.0 million of the total payment may be used as credits toward the purchase of Ciena equipment and services at market prices over the next three and one-half years. The Company recorded a charge of $2.0 million associated with the settlement in the first quarter of 2005. During the second quarter of 2005, the Company made the first annual payment of $11.0 million to Ciena. As of September 30, 2005, approximately $3.4 million related to advance payments made for future equipment purchases is included in other non-current assets on the consolidated balance sheet.

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

On February 15, 2005, the Judge granted preliminary approval of a proposed settlement agreement between the plaintiffs and defendants, including Broadwing. The proposed settlement is a $1 billion dollar guaranteed settlement. The insurance companies for the defendants agreed to pay up to $1 billion dollars in total to the extent that judgment is rendered for the plaintiffs. If plaintiffs succeed in recovering more than $1 billion from the underwriters, the companies that went public, such as the Broadwing, will not have to pay any additional amounts. The defendants’ insurance companies will be paying the settlement that is subject to the final approval of the district court. Should the Judge not grant final approval of the settlement agreement, the Company believes that it has meritorious defenses to plaintiffs’ allegations and will vigorously defend itself.

On August 31, 2005, the Judge issued an order clarifying certain provisions of the proposed settlement and set deadlines for the final approval of the proposed settlement. The Judge scheduled the fairness hearing on the proposed settlement for April 24, 2006.

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

Great Northern Insurance Company

On October 5, 2004, the Company filed an action in the U.S. District Court for the District of Maryland against its property insurance carrier, Great Northern Insurance Company, for breach of contract under a building and personal property insurance policy sold to it by Great Northern. The claim is for a loss sustained due to a fire in a warehouse that occurred in March 2003. The amount of loss alleged by the Company exceeds $46.0 million, of which Great Northern has paid $4.5 million. The Company has requested a jury trial for this dispute. The parties are conducting discovery in the matter, which is expected to be completed February 2006. No trial date has been set.

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

The Company may be subject to credit risk due to concentrations of receivables from companies that are communications providers, Internet service providers and cable television companies. The Company performs ongoing credit evaluations of customers’ financial condition and typically does not require significant collateral. Most of the Company’s arrangements with large customers do not provide guarantees that customer usage will be maintained at current levels. To the extent these large customers cease to employ the Company’s network to deliver their services, or cannot pay outstanding accounts receivable balances, the Company’s revenue and financial condition could be materially adversely affected. Revenue from the Company’s ten largest customers accounted for approximately 17% of total revenue for both the three and nine months ended September 30, 2005, as compared to 17% and 19% respectively for the three and nine months ended September 30, 2004. Revenue from communications carriers accounted for 41% and 42% of total revenue for the three and nine months ended September 30, 2005 as compared to 36% for the three and nine months ended September 30, 2004.

(6) Property and Equipment, net

Property and equipment is recorded at cost or fair value if acquired in a business combination. Depreciation is provided for using the straight-line method over the estimated useful life. Repairs and maintenance are charged to expense as incurred.

Starting in 2003 and continuing through 2005, the Company implemented a series of capital projects related to its network infrastructure in order to lower its overall communications service costs, integrate the Focal network, and provide new products and services to its customers. Costs associated directly with improvements to the network, including employee related costs, have been capitalized, and interest costs incurred during construction were capitalized based on the weighted average accumulated construction expenditures and interest rates related to the Company’s current borrowings. During the nine months ended September 30, 2005, $5.4 million of interest expense was capitalized into construction in process.

Property and equipment, net (in thousands):

	December 31, 2004	September 30, 2005
Land	$7,950	$7,945
Buildings and leasehold improvements	68,748	64,460
Transmission facilities	225,059	265,189
Furniture, fixtures, vehicles and other	24,694	24,772
Fiber usage rights	14,513	16,342
Testing and manufacturing	74,226	71,898
Construction in process	32,290	43,513

Total property and equipment	447,480	494,119
Less: accumulated depreciation	(161,442)	(233,420)

Property and equipment, net	$286,038	$260,699

Included in construction in process is approximately $17.6 million and $13.2 million of network spares inventory at September 30, 2005 and December 31, 2004, respectively. Interest is not capitalized on network spares inventory.

(7) Notes Payable and Capital Leases

A summary of notes payable and capital leases outstanding as of the balance sheet dates is as follows (in thousands):

	December 31, 2004	September 30, 2005
Leasehold improvements loan due May 2009, 10% interest rate	$691	$594
Senior unsecured convertible notes, 5% interest rate due February 2006, less unamortized debt discount of $12,837 and $2,787 at December 31, 2004 and September 30, 2005, respectively	147,877	61,499
Capital leases	20,267	21,076
Other	707	503

	169,542	83,672
Less: current portion	(117,324)	(62,908)

Notes payable and capital leases, net of discounts and current portion	$52,218	$20,764

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

During the quarter, the Company elected to pay principal and interest due on August 19, 2005 of $32.1 million and $1.2 million, respectively, in cash. Additionally, the Company has elected to pay principal and interest due on November 19, 2005 of $32.1 million and $0.8 million, respectively, in cash. On an ongoing basis, the Company will consider the method of payment of principal and interest associated with the convertible notes based on its capital resource needs and market conditions at the time.

Capital leases outstanding as of the balance sheet dates include fiber capital leases that were assumed in the Focal acquisition in September 2004 as well as vehicle leases previously owned or acquired by Broadwing.

(8) New Accounting Pronouncements

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of the first fiscal year ending after December 15, 2005. The Company is in the process of evaluating the impact of FIN 47 to the consolidated results of operations and financial condition.

(9) Restructuring and Related Charges

Starting in 2001 and continuing through 2005, the Company has experienced a decline in the sale of communications equipment, including its OCS product, which has represented materially all of the Company’s communications equipment revenue in 2004 and 2005. In response to these declines, the Company has implemented restructuring efforts including workforce reductions and facility consolidations. In addition, the Company has implemented integration efforts associated with its acquisition of Focal which has resulted in workforce reduction costs. The Company is also continually evaluating the recoverability of its long-lived assets in light of these initiatives and the projected economic and operating environment.

The Company’s restructuring activities are ongoing and additional charges will be recorded in future periods.

The Company recorded the following charges for the periods then ended (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Cost of revenue charges—inventory-write downs and other	$—	$—	$193	$—
Restructuring and other charges:
Facilities consolidation	993	21	1,188	296
Change in reserve estimate	270	—	464	94
Workforce reductions	1,375	596	1,375	657
Impairment loss - OCS	—	13	—	297

Total restructuring and other charges	2,638	630	3,027	1,344

Total restructuring and related charges	$2,638	$630	$3,220	$1,344

The following table displays the activity and balances of the restructuring reserve account for the three and nine months ended September 30, 2005 (in thousands):

	Cost of Revenue	Restructuring and Other Charges
	Inventory Write-downs	Workforce, Facilities Consolidation and Impairment	Total
Balance as of December 31, 2004	$236	$8,384	$8,620
Restructuring and other charges	—	(316)	(316)
Cash payments	(50)	(2,867)	(2,917)
Accretion of interest	—	9	9
Non-cash charges	—	442	442
Foreign currency exchange impact	—	(60)	(60)

Balance at March 31, 2005	$186	$5,592	$5,778

Restructuring and other charges	—	1,448	1,448
Cash payments	—	(1,530)	(1,530)
Change in reserve estimate	—	(29)	(29)
Foreign currency exchange impact	—	(53)	(53)

Balance at June 30, 2005	$186	$5,428	$5,614
Restructuring and other charges	—	630	630
Cash payments	—	(1,701)	(1,701)

Balance at September 30, 2005	$186	$4,357	$4,543

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

Overview

Broadwing Corporation and subsidiaries is an Austin, Texas based provider of data and Internet, broadband transport, and voice communications services throughout the United States over a nationwide facilities-based network connecting 137 cities. Our all-optical network, capable of transmitting up to 800 Gbs per fiber, gives customers the benefit of high quality, technologically advanced solutions allowing for rapid provisioning, and highly flexible customized networking. We believe that our network and growth-oriented strategy has enabled us to compete effectively in the markets in which we operate.

Until the third quarter of 2005, we also operated a communications equipment division, which developed and marketed among other products, the Optical Convergence Switch (“OCS”) which is an optical-electrical-optical cross-connect switch enabling carriers to deliver SONET/SDH services. Starting April 2005, we began implementing a plan for the curtailment of OCS production and the restructuring of the equipment division. These restructuring initiatives are complete and equipment division assets and personnel still in place are now focused primarily on the expansion and support of our Broadwing internal network infrastructure.

On September 28, 2004, we announced a 1-for-20 reverse stock split, resulting in every twenty shares of common stock to be combined into one share of common stock. Immediately following the reverse stock split, we enacted a one time, 1-for-1 stock dividend for all shareholders of record as of October 8, 2004, effectively resulting in a 1-for-10 reverse split. The stock split and stock dividend affects all of our stock, stock options and warrants outstanding on the record date. This MD&A has been retroactively adjusted to reflect both the stock split and stock dividend.

On September 1, 2004, we acquired Focal Communications Corporation (“Focal”) for $98.6 million, net of purchase price adjustments and acquisition costs. Focal was a Chicago-based competitive local exchange carrier that provided voice and data solutions to large and medium enterprises, including government entities, universities and other communications service providers. Focal had a local fiber network in nine cities, offered services across the country in 23 Tier 1 markets from Boston to Miami and New York to Los Angeles, and served over 4,000 enterprise and wholesale/carrier customer base.

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

At September 30, 2005, a significant portion of these reserves related to reciprocal compensation and carrier access billings (“CABS”), associated with contracts acquired in the Focal purchase. These amounts relate to service periods both before and after the acquisition date. Certain carriers have disputed certain charges as inappropriate or outside the scope of existing tariffs or contractual agreements. At September 30, 2005, trade accounts receivable from reciprocal compensation and CABS totaled $29.9 million, with associated credit allowances totaling $15.8 million. If the resolution of these disputes differs from our estimates, our reserves will be adjusted resulting in an increase or decrease in revenue and net income.

Accrued Communications Service Costs

We perform bill verification procedures to detect possible errors in our access vendors’ billed invoices. The bill verification procedures include the examination of bills, the comparison of rates between billed rates with rates used by our expense estimation systems, the comparison of circuits billed to our database of active circuits, and evaluating the trend of invoiced amounts by our vendors, including the types of charges being assessed. If we conclude that we have been billed inaccurately, we will dispute the charge with the vendor and begin resolution procedures. We record a charge to cost of revenue and a corresponding increase to the accrued communications service costs for the disputed amounts, unless past experience or other corroborating evidence indicates that it is not probable that we will ultimately be required to pay. If we ultimately reach an agreement with a vendor in which we settle a disputed amount for an amount other than the corresponding accrual, we recognize the resultant settlement gain or loss in the period in which the settlement is reached. Previously unaccrued disputes are tracked and reviewed periodically to assess whether a loss has become probable and estimable, in which case an accrual is established. If resolution of these disputes differ from our estimates, our reserve will be adjusted resulting in an increase or decrease in cost of revenue and net earnings.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets (“SFAS 153”)- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29,

“Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We are required to adopt SFAS 153 effective January 1, 2006. We do not expect the adoption of SFAS 153 will have a material impact on our consolidated results of operations and financial condition.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of the first fiscal year ending after December 15, 2005. The Company is in the process of evaluating the impact of FIN 47 to the consolidated results of operations and financial condition.

Results of Operations

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Revenue. Revenue consists primarily of the sale of data and Internet, broadband transport and voice communications services. Data and Internet sales consist of high-speed data transport utilizing technology based on Internet protocol (“IP”) and ATM/frame relay. Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Voice services consist of long distance and local phone services.

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

Quarterly revenue by product is as follows (in thousands):

	Three Months Ended
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
Data and Internet services	$38,150	$41,731	$41,844	$42,156	$42,684
Broadband transport	62,081	65,289	67,795	73,069	74,853
Long-distance voice services	45,427	56,213	55,485	50,867	47,359
Local voice services	17,407	48,994	51,862	55,139	53,171
Equipment sales	381	7,690	1,268	993	592

Total revenue	$163,446	$219,917	$218,254	$222,224	$218,659

Revenue increased to $218.7 million for the three months ended September 30, 2005 from $163.4 million for the three months ended September 30, 2004, primarily due to the acquisition of Focal, which contributed approximately $41.0 million to the increase for the third quarter of 2005. The remaining $14.3 million in revenue growth represents an 9% increase from the third quarter of 2004.

Excluding the increase in acquired Focal revenue of approximately $2.3 million, our data/Internet and broadband revenues increased by approximately $2.2 million and $12.8 million or 6% and 21%, respectively, as compared to the prior year quarter principally through new customer wins and expansion of existing customer contracts. We believe this sales growth is the result of our ability to establish customer circuits more rapidly than our competitors and recent capital expenditures, which have increased our access to customer sites and key interconnection points.

Excluding the increase in acquired Focal revenues of approximately $5.4 million, our long-distance voice services revenue decreased $3.5 million for the three month period ended September 30, 2005 as compared to the three month period ended September 30, 2004. Late in the second quarter of 2005, we implemented increases in certain wholesale long-distance voice pricing in reaction to increases in associated cost structures. This resulted in a decrease in wholesale long-distance traffic volumes; however, we believe these rate increases are necessary to maintain appropriate overall gross margins. These volume reductions have been offset in part by sales to new and existing customers. Our long-distance wholesale voice revenue can be subject to fluctuations dependent on the volume of traffic our carrier customers choose to place on our network and based on available pricing within the wholesale market.

Local voice services revenue increased to $53.2 million for the three months ended September 30, 2005 from $17.4 million for the three months ended September 30, 2004. The increase in revenue was due to the inclusion of a full quarter of revenue in 2005 as compared to one month in 2004, as the Focal acquisition closed on September 1, 2004. Excluding the effect of the collection of disputed receivables of approximately $2.6 million during the second quarter of 2005, local revenues for the three months ended September 30, 2005 remained consistent with three months ended June 30, 2005.

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

Cost of Revenue. Cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Cost of revenue totaled $143.5 million and $111.5 million for the three months ended September 30, 2005 and 2004, respectively. As a percentage of total communications services revenue, cost of service decreased to 66% for the three-month period ended September 30, 2005 as compared to 68% in the same period in the prior year quarter. Beginning in 2004 and continuing in 2005, we have achieved savings in communication services cost of revenue within our voice and data products. The decrease has been primarily due to new vendor agreements and network grooming and hubbing that have allowed us to reduce our circuit facilities costs. During the three month period ended September 30, 2005, we favorably settled several significant disputes, which resulted in a reduction in the cost of revenue. Comparing the three month period ending September 30, 2005 to the three month periods ending September 30, 2004 and June 30, 2005, net gains from dispute settlements increased by $3.0 million and decreased by $0.5 million, respectively. Settlement of vendor disputes is typical to our industry and may result in fluctuations in cost of revenue (see Critical Accounting Policies, Accrued Communications Cost of Service).

Research and Development, Excluding Equity-Based Expense. Research and development expense, excluding equity-based expense, consists primarily of salaries and related personnel costs, test and prototype expenses related to the design of our equipment division hardware and software products, laboratory costs and facilities costs. All costs related to product development, both hardware and software, are recorded as expenses in the period in which they are incurred.

Research and development expense, excluding equity-based expense, decreased to $0.7 million for the three months ended September 30, 2005 from $3.1 million for the three months ended September 30, 2004. The decrease in expense is primarily attributable to the effect of the curtailment of our OCS production and development in the third quarter of 2005 and classification of certain expenses as general and administrative expenses since such costs are now principally related to network support costs.

Sales, General and Administrative, Excluding Equity-Based Expense. Sales, general and administrative expense, excluding equity-based expense, consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales, network operations, network engineering and administrative support functions.

Sales, general and administrative expense, excluding equity-based expense, increased to $77.4 million for the three months ended September 30, 2005 from $64.3 million for the three months ended September 30, 2004. The increase in expense is primarily attributable to the inclusion of a full quarter of acquired sales, general and administrative expense associated with Focal during the third quarter of 2005 which contributed $15.0 million to the increase. Sales, general and administrative expense, as a percentage of total revenue for the three months ended September 30, 2005 and 2004 was 35% and 39%, respectively. The decrease is primarily attributable to operational efficiencies resulting from the Focal acquisition.

Depreciation expense. Depreciation expense increased to $23.4 million for the three months ended September 30, 2005 from $10.0 million for the three months ended September 30, 2004. The increase in depreciation is primarily associated with the inclusion of a full quarter of depreciation of Focal assets acquired in September 2004, which contributed $17.4 million of depreciation in the third quarter of 2005. The overall increase in depreciation has been offset in part by a decrease in depreciation due to certain assets reaching the end of their depreciable lives during the third quarter of 2005. We expect depreciation expense to increase in future periods as we continue to capitalize and place into service assets related to our network strategic initiatives.

Amortization of Intangible Assets. Amortization of intangible assets increased to $1.4 million for the three months ended September 30, 2005 from $1.2 million for the three months ended September 30, 2004. The increase in amortization expense is due to customer relationships and in-place contracts acquired as part of the Focal acquisition in the third quarter of 2004.

Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value and restricted stock. Equity-based expense related to research and development, sales and marketing and general and administrative functions for the three months ended September 30, 2005 increased to $1.0 million from $0.6 million for the three months ended September 30, 2004. The increase in equity-based compensation is primarily attributable to restricted stock grants to employees in late 2004 and early 2005.

Restructuring and other charges.

We recorded the following charges for the three months ended September 30, 2004 and 2005 (in thousands):

	Three Months Ended September 30,
	2004	2005
Restructuring and other charges:
Facilities consolidation and other	$993	$34
Change in reserve estimate	270	—
Workforce reductions	1,375	596

Total restructuring and other charges	$2,638	$630

Facilities consolidation and other. We reduced our operating costs through the early terminations of real estate and equipment lease agreements and other impairment loss, resulting in charges of approximately $0.03 million in the three-month period ended September 30, 2005. For the three months ended September 30, 2004, we recorded approximately $1.0 million related to lease terminations.

Change in reserve estimate. We periodically review the adequacy of our reserve related to restructuring initiatives and adjust our reserve balance accordingly. For the three months ended September 30, 2004, we charged to expense approximately $0.3 million related to a change in estimate.

Workforce reductions. During the third quarter of 2005, we recorded $0.6 million in charges associated with workforce reductions as a result of the Focal acquisition and other severance. For the three months ended September 30, 2004, we incurred approximately $1.4 million related to work force reductions, of which $0.8 million related to the Focal operations.

Interest Expense, net of capitalized amounts. Interest expense, net of capitalized amounts, decreased to $3.2 million for the three months ended September 30, 2005 from $8.6 million for the three months ended September 30, 2004. The decrease in interest expense was primarily attributable to a reduction in the amount of outstanding principal related to our convertible notes during 2005 as compared to the same period in the prior year as well as an increase in the amount of interest capitalized into fixed assets.

Other income and expense, net. Other income and expense increased slightly to $1.9 million for the three months ended September 30, 2005 compared to $1.8 million for the three months ended September 30, 2004.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Data and Internet services	$108,414	$126,684
Broadband transport	179,373	215,717
Long-distance voice services	140,955	153,711
Local voice services	17,407	160,173
Equipment sales	6,214	2,852

Total revenue	$452,363	$659,137

Revenue. Revenue increased to $659.1 million for the nine months ended September 30, 2005 from $452.4 million for the nine months ended September 30, 2004, primarily due to the acquisition of Focal, which contributed approximately $164.0 million to the current year increase. The remaining $42.7 million in revenue growth represent a 9% increase for the nine months ended September 30, 2005 as compared to the same period in the prior year.

Excluding the increase from acquired Focal revenue of approximately $9.3 million, our data and Internet and broadband revenues increased by approximately $9.0 million and $36.3 million or 8% and 20% during the nine months ended September 30, 2005, respectively, as compared to the prior year, principally through new customer wins and expansion of existing customer contracts. We believe this sales growth is the result of a competitive advantage gained from our relative speed to provision customers’ circuits as well as recent capital expenditures which have increased our access to customer sites and key interconnection points.

Excluding the increase from acquired Focal revenues of approximately $21.6 million, our long-distance voice services revenue decreased $8.8 million during the nine months ended September 30, 2005 as compared to the nine month period ended September 30, 2004, primarily due to a decrease in retail voice volumes and rates as well as a decrease of approximately $11.8 million associated with lower contracted rates with Cincinnati Bell Telecommunications Services, Inc., partially offset by increases in wholesale voice from new contract wins. Our long-distance wholesale voice revenue can be subject to fluctuations dependent on the volume of traffic our carrier customers choose to place on our network and based on available pricing within the wholesale market.

We continue to focus our efforts on selling to medium-to-larger size customers with complex communications needs, developing new products that differentiate us from our competition and reducing our communications service costs to allow us to better compete on the sale of price sensitive products. Additionally, we believe that as a result of the Focal acquisition, we have been able to offer a broader range of products and are continuously expanding our product offerings.

Cost of Revenue. Cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Cost of revenue totaled $438.4 million and $307.8 million for the nine months ended September 30, 2005 and 2004, respectively. As a percentage of total communications services revenue, cost of service decreased to 67% for the nine month period ended September 30, 2005 as compared to 68% in the same period in the prior year. Beginning in 2004 and continuing in 2005, we have achieved savings in communication services cost of revenue within our voice and data products. The decrease has been primarily due to new vendor agreements and network grooming and hubbing that have allowed us to reduce our circuit facilities costs. During the nine month period ended September 30, 2005, we favorably settled several significant disputes, which resulted in a reduction in cost of revenue. Comparing the nine month period ending September 30, 2005 to the nine month period ending September 30, 2004, the net gain from dispute settlements increased by approximately $5.4 million. Settlement of vendor disputes is typical to our industry and may result in fluctuations in cost of revenue (see Critical Accounting Policies, Accrued Communications Cost of Service).

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

Research and development expense, excluding equity-based expense, decreased to $6.2 million for the nine months ended September 30, 2005 from $12.6 million for the nine months ended September 30, 2004. The decrease in expense was primarily attributable to the effect of the curtailment of our OCS production and development in the third quarter of 2005 and classification of certain expenses as general and administrative expenses since such costs are now principally related to network support cost.

Sales, General and Administrative, Excluding Equity-Based Expense. Sales, general and administrative expense, excluding equity-based expense, consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales, network operations, network engineering and administrative support functions.

Sales, general and administrative expense, excluding equity-based expense, increased to $227.1 million for the nine months ended September 30, 2005 from $182.6 million for the nine months ended September 30, 2004. The increase in expenses was primarily attributable to the inclusion of $60.0 million of acquired sales, general and administrative expense associated with Focal during the current year. Sales, general and administrative expense as a percentage of total revenue for the nine months ended September 30, 2005 and 2004 was 34% and 40%, respectively. The decrease is primarily attributable to operational efficiencies resulting from the Focal acquisition.

Litigation Settlement. On March 31, 2005, Broadwing and Ciena Corporation (“Ciena”) entered into a settlement agreement regarding certain patent infringement lawsuits. Under the terms of the settlement agreement, Ciena and Broadwing have agreed to dismiss all claims. In addition, we will pay to Ciena a total of $35.0 million in three equal annual installments, of which $33.0 million of the total payment may be used as credits toward the purchase of Ciena equipment and services at market prices over the next three and one-half years. We recorded a charge of $2.0 million associated with the settlement in the first quarter of 2005. During the second quarter of 2005, we made the first annual payment of $11.0 million to Ciena. As of September 30, 2005, approximately $3.4 million related to prepaid equipment purchases is included in other non-current assets on the consolidated balance sheet.

Depreciation expense. Depreciation expense increased to $78.1 million for the nine months ended September 30, 2005 from $25.1 million for the nine months ended September 30, 2004. The increase in depreciation is primarily associated with the Focal assets acquired in September 2004, which contributed $61.3 million of depreciation during the first nine months of 2005. The overall increase in depreciation has been offset in part by a decrease in depreciation due to certain assets reaching the end of their depreciable lives during the current year. We expect depreciation expense to increase in future periods as we continue to capitalize and place into service assets related to our network strategic initiatives.

Amortization of Intangible Assets. Amortization of intangible assets increased to $4.2 million for the nine months ended September 30, 2005 from $3.2 million for the nine months ended September 30, 2004. The increase in amortization expense is due to customer relationships and in-place contracts acquired as part of the Focal acquisition in the third quarter of 2004.

Equity-based Expense. Equity-based expense consists primarily of charges associated with employee options granted at below fair market value and restricted stock. Equity-based expense related to research and development, sales and marketing and general and administrative functions for the nine months ended September 30, 2005 decreased to $2.9 million from $7.7 million for the nine months ended September 30, 2004. The decrease in equity-based compensation is primarily attributable to fully vested in the money option grants issued prior to our July 2000 initial public offering.

Restructuring and other charges.

We recorded the following charges for the nine months ended September 30, 2004 and 2005 (in thousands):

	Nine Months Ended September 30,
	2004	2005
Cost of revenue charges – inventory write downs and other	$193	$—
Restructuring and other charges:
Facilities consolidation	1,188	296
Change in reserve estimate	464	94
Workforce reductions	1,375	657
Impairment loss – OCS	—	297

Total restructuring and other charges	3,027	1,344

Total restructuring and related charges	$3,220	$1,344

Cost of revenue—inventory-write-downs and other. We write-down our inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. Charges recorded in the nine months ended September 30, 2004 are the result of inventory impairment charges for adjustments made to 2003 estimates. No such charges were recorded in 2005.

Facilities Consolidation. We reduced our operating costs through the early terminations of real estate and equipment lease agreements, resulting in charges of approximately $0.3 million and $1.2 million in the nine month period ended September 30, 2005 and 2004, respectively.

Change in reserve estimate. We periodically review the adequacy of our reserve related to restructuring initiatives and adjust our reserve balance accordingly. For the nine months ended September 30, 2005, and September 30, 2004, we made changes to our reserve estimate of charges related to our French operations and our communications equipment division totaling $0.1 million and $0.5 million, respectively.

Workforce reductions. During the third quarter of 2005, we recorded $0.7 million in charges associated with workforce reductions as a result of the Focal acquisition and other severance. For the nine months ended September 30, 2004, we incurred approximately $1.4 million related to work force reductions, of which $0.8 million related to the integration of Focal operations.

Impairment loss – OCS. In April 2005, we began the exploration of strategic alternatives associated with our OCS product in an effort to more closely focus our resources on our communications services operations. During the second quarter of 2005, we committed to a plan to curtail our OCS production and development. These restructuring activities resulted in a charge of approximately $0.3 million related to the write-down of assets to estimated fair value. No such charges were recorded for the nine months ended September 30, 2004.

Interest Expense, net of capitalized amounts. Interest expense decreased to $17.1 million for the nine months ended September 30, 2005 from $26.7 million for the nine months ended September 30, 2004. The decrease in interest expense was primarily attributable to a reduction in the amount of outstanding principal related to our convertible notes during the current year as compared to the same period in the prior year, an increase in the amount of interest capitalized into fixed assets and $3.2 million in interest incurred in the prior year associated with our delayed registration of shares issued in August 2003.

Other income and expense, net. Other income and expense, net decreased to $5.9 million for the nine months ended September 30, 2005 from $7.5 million for the nine months ended September 30, 2004. The decrease in other income and expense, net is attributable to a decrease in income related to the sale of inventory in the current year and a decrease in one time revenue associated with an equipment contract included in the prior year, partially offset by an increase in interest income due to higher investment yields during 2005 and penalties incurred in the prior year associated with our delayed registration of shares issued in August 2003 that ceased in the prior year.

Liquidity and Capital Resources

Since inception through September 30, 2005, we have financed our operations, capital expenditures and working capital primarily through public and private sales of our debt and capital stock and borrowings under credit and lease facilities. At September 30, 2005, our cash and cash equivalents and investments totaled $137.9 million.

Operating Activity

Net cash used in operating activities was $19.1 million and $82.2 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. Excluding the effects of changes in working capital accounts, which primarily relates to differences in the timing of the receipt and payment of cash, our cash used in operations decreased to $9.2 million from $51.6 million for the nine months ended September 30, 2005 as compared to the same period in the prior year. This decrease in operating cash outflows is primarily attributable to an increase in communications services revenue this year as compared to the same period in the prior year, partially offset by an increase in sales, general and administrative expense. The increase in revenue and sales, general and administrative expense is primarily due to the acquisition of Focal and the general expansion of our business. Net cash flows were also affected by payments of approximately $7.7 million in settlement of certain vendor billing disputes primarily acquired during the acquisition of Focal.

Investing Activity

Net cash used in investing activities was $2.0 million and $107.1 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash used in investing activities for the nine months ended September 30, 2005 primarily relates to capital expenditures of $41.6 million and the first annual payment to Ciena of $11.0 million to be used for future equipment and service purchases, partially offset by the cash from the net sale of investments of $49.9 million. For the nine months ended September 30, 2005, capital expenditures were associated primarily with continued Focal integration efforts, capacity management, and our new converged, VOIP and media products. Net cash used in investing activities for the nine month period ended September 30, 2004 is attributable to capital expenditures associated with the Broadwing network expansion of $46.1 million, as well as net purchases of short and long-term investment securities of $73.8 million offset by the $11.4 million in net cash obtained in the Focal acquisition.

Capital expenditures continue to be a primary use of capital resources. We believe that these investments will facilitate the introduction of new products and services, enhance responsiveness to competitive challenges and increase the operating efficiency and productivity of our network in future periods. Our capital investments will continue through 2005 as we continue to integrate our network and respond to our customers needs. We believe, however, that our capital expenditures will be at lower levels for the remainder of 2005 as compared to 2004 levels.

Financing Activity

Net cash used by financing activities for the nine months ended September 30, 2005 was $65.7 million, primarily attributable to the repayment of convertible notes issued February 2004.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $140.7 million, primarily attributable to the February 2004 private placement of $225 million of senior unsecured convertible notes and associated warrants, offset by $79.2 million in repayment of notes payable and capital lease obligations. The maturity date of the unsecured convertible notes is February 20, 2006. Borrowings under the unsecured convertible notes accrue interest at a stated rate of 5% payable quarterly, while principal is scheduled for repayment in seven equal quarterly installments commencing on August 19, 2004. Provided certain conditions are met and at the election of the Company, principal and interest are payable in either cash or common stock at a conversion price of 95% of the average stock price for the 20 days preceding conversion. The notes are convertible at the investors’ option at any time into our common stock at a fixed conversion price of $57.50 per share, subject to anti-dilution adjustments. We have used and intend to continue using the net proceeds for general corporate purposes in support of our service development and new market initiatives.

On October 18, 2005, we entered into a revolving credit facility that enables us to borrow up to $75 million commencing 45 days after October 14, 2005 with a final maturity date of October 14, 2008. The facility is secured by a pledge of accounts receivable of Broadwing Corporation and its subsidiaries. Borrowings will bear an interest rate, at Broadwing’s option, at either LIBOR plus 3.75% or an alternate base rate, defined as the higher of the prime or federal funds rate, plus 2.5%. If cash, investments, and undrawn availability under the facility fall below $100.0 million, while borrowings are outstanding, we must deposit $25.0 million into a designated restricted account. Availability under the facility is limited by an amount of eligible accounts receivable available as collateral.

As of September 30, 2005, long-term restricted cash totaled $15.0 million associated with outstanding irrevocable letters of credit relating to lease obligations for various business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each of the respective agreements.

We believe that our current cash, cash equivalents, and short-term investments will satisfy our expected working capital, capital expenditure, investment requirements and debt service through at least the next twelve months. Our future debt obligations will primarily include our $61.5 million convertible debt as well as $19.7 million in capital lease obligations which were acquired as part of the Focal acquisition. We elected to pay principal and interest due on our convertible notes on August 19, 2005 of $32.1 million and $1.2 million, respectively, in cash. Additionally, we have elected to pay principal and interest due on our convertible notes on November 19, 2005 of $32.1 million and $0.8 million, respectively, in cash. On an ongoing basis, we will consider the method of payment of principal and interest associated with the convertible notes based on our capital resource needs and market conditions at the time.

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

During 2004, we issued unsecured convertible notes in a private placement for proceeds of $225.0 million, excluding debt issuance costs of approximately $7.3 million. The notes accrue interest at a fixed, stated rate of 5%; therefore a fluctuation in market interest rates would not impact either the associated carrying value or interest expense in reported financial results. In October 2005, we announced that we had entered into a revolving line of credit accruing interest at a floating rate which fluctuates based on market interest rates and will have an impact of interest expenses to the extent we use the credit facility.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Ciena

On March 31, 2005, Broadwing and Ciena Corporation (“Ciena”) entered into a settlement agreement regarding certain patent infringement lawsuits. Under the terms of the settlement agreement, Ciena and Broadwing have agreed to dismiss all claims. In addition, we will pay to Ciena a total of $35.0 million in three equal annual installments, of which $33.0 million of the total payment may be used as credits toward the purchase of Ciena equipment and services at market prices over the next three and one-half years. We recorded a charge of $2.0 million associated with the settlement in the first quarter of 2005. During the second quarter of 2005, we made the first annual payment of $11.0 million to Ciena. As of September 30, 2005, approximately $3.4 million related to prepaid equipment purchases is included in other non-current assets on the consolidated balance sheet.

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

On February 15, 2005, the Judge granted preliminary approval of a proposed settlement agreement between the plaintiffs and defendants, including Broadwing. The proposed settlement is a $1 billion dollar guaranteed settlement. The insurance companies for the defendants agreed to pay up to $1 billion dollars in total to the extent that judgment is rendered for the plaintiffs. If plaintiffs succeed in recovering more than $1 billion from the underwriters, the companies that went public, such as the Broadwing, will not have to pay any additional amounts. The defendants’ insurance companies will be paying the settlement that is subject to the final approval of the district court. Should the Judge not grant final approval of the settlement agreement, we believe that we have meritorious defenses to plaintiffs’ allegations and will vigorously defend ourselves.

On August 31, 2005, the Judge issued an order clarifying certain provisions of the proposed settlement and set deadlines for the final approval of the proposed settlement. The Judge scheduled the fairness hearing on the proposed settlement for April 24, 2006.

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

Great Northern Insurance Company

On October 5, 2004, we filed an action in the U.S. District Court for the District of Maryland against its property insurance carrier, Great Northern Insurance Company, for breach of contract under a building and personal property insurance policy sold to us by Great Northern. The claim is for a loss sustained due to a fire in a warehouse that occurred in March 2003. The amount of loss alleged by us exceeds $46.0 million, of which Great Northern has paid $4.5 million. We have requested a jury trial for this dispute. The parties are conducting discovery in the matter, which is expected to be completed February 2006. No trial date has been set.

Other

We and our subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

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

Date: November 7, 2005	Broadwing Corporation

/s/ Lynn D. Anderson

Lynn D. Anderson Senior Vice President and Chief Financial Officer

Date: November 7, 2005	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice President, Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002