Form 10-K
period 2005-12-31
BROADWING CORP
filed 2006-03-06
CIK 1060490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for fiscal year ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                                  to

Commission file number: 0-30989

Broadwing Corporation

(Exact name of registrant as specified in its charter)

Delaware	52-2041343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1122 Capital of Texas Highway Austin, Texas	78746
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (512) 742-3700

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act

Common Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

As of December 31, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $447,931,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

As of February 28, 2006, there were 76,165,407 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement, which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on May 12, 2006.

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

Digital Subscriber Line Access Multiplexer (DSLAM) – A device used in a variety of DSL technologies, which serves as the point of interface between a number of subscriber premises and the carrier network.

Federal Communications Commission (FCC) – U.S. federal regulatory agency, established by the Communications Act of 1934, responsible for the regulation of interstate and international communications by radio, television, wire, satellite, and cable.

Frame Relay.    A high speed switching technology, primarily used to interconnect multiple local networks.

Gigabit Ethernet (Gig E) – Ethernet running at one thousand million bits per second.

Incumbent Local Exchange Carrier (ILEC).    A traditional telecommunications provider, that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area.

Indefeasible Right of Use (IRU) – A leased right to use circuits for a specified bandwidth and period of time.

Interexchange Carriers (IXCs).    Telecommunications providers that provide long-distance services to end-users by handling calls that are made from a phone exchange in one local access transport area (LATA) to an exchange in another LATA or between exchanges within a LATA.

Internet Protocol (IP) – a standard describing software that keeps track of the Internet’s addresses for different nodes, routes outgoing messages, ad recognizes incoming messages, allowing a packet to traverse multiple networks on the way to its final destination.

Internet Service Providers (ISPs).    Businesses that provide Internet access to retail customers.

Private Lines.    Direct circuits or channels specifically dedicated to an end-user organization for the purpose of directly connecting two or more sites.

Public Utility Commission – The state regulatory authority responsible for communications regulations. Also known as Public Service Commission, Corporate Commission and in some states, the Railway Commission.

Unbundled Network Elements (UNEs) Platform (UNE-P).    Discrete elements of networks that are sold or leased to competitive telecommunications providers and that may be combined to provide their retail telecommunications services.

Virtual Private Network (VPN).    A private network that operates securely within a public network (such as the Internet) by means of encrypting transmissions.

Virtual Private LAN Services (VPLS) – A multipoint virtual private network service from carriers that connects any number of Ethernet local area networks together over an IP core.

VoIP - Technology used to transmit voice conversations over a data network using Internet Protocol.

Web Hosting.    The providing of space, power and bandwidth in data centers for hosting of customers’ Internet equipment.

Wide Area Network (WAN) – A voice or data network that extends beyond the metropolitan area.

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

Introduction

Broadwing Corporation (“Broadwing” or “the Company”) through certain of its subsidiaries is a provider of data and Internet, broadband transport, and voice communications services to small to large enterprise customers and other communications service providers over a nationwide facilities-based network connecting 137 cities nationwide. Our all-optical network, capable of transmitting up to 800 Gbs per fiber, gives customers the benefit of high quality, technologically advanced solutions allowing for rapid provisioning, and highly flexible customized networking. We believe that our network and growth-oriented strategy has enabled us to compete effectively in the markets in which we operate.

History

The Company was incorporated on June 2, 1997 under the laws of the State of Delaware and operated under the name Corvis Corporation. We began operations as a developer, manufacturer and marketer of telecommunications transport and switching equipment. Starting in 2002, we experienced a significant downturn within the communications equipment market in which demand for our products and services decreased rapidly. In response, we implemented a series of restructuring initiatives designed to reduce the scope of our operations and reduce the costs associated with our equipment division. In June 2003, we created our communications services division by purchasing most of the assets and certain liabilities of Broadwing Communications Services, Inc. Broadwing Communications Services, Inc. incurred significant net losses prior to the acquisition. Our strategy is to leverage operational improvements, strategic investments and complementary acquisitions to bring the company first to cash flow breakeven then toward profitability. We implemented this turnaround plan starting in 2003 and continued through 2005. In October, 2004, we changed our name to Broadwing Corporation reflecting our sole focus on the communications services division. Today, our communications equipment division only supports the expansion and maintenance of our communications services network.

Financial Summary

	2003	2004	2005
	(dollars in thousands)
Revenue	$314,314	$672,280	$879,106
Net loss	(260,471)	(152,181)	(133,428)
Cash flow:
Net cash used in operating activities	(183,394)	(112,825)	(1,251)

Net cash provided by (used in) investing activities	(83,508)	(140,235)	41,906

Net cash provided by (used in) financing activities	67,582	142,610	(98,489)

Total cash	234,990	124,540	66,706
Total investments, including long-term	61,832	149,815	42,648

Total cash and investments, including long-term	296,822	274,355	109,354
Total debt	$3,110	$169,542	$53,891

As shown in the table above, Broadwing has historically incurred significant net losses and has used significant amounts of cash in operating and investing activities. These losses resulted from market declines within our equipment division as well as losses incurred within our communications division since its acquisition. These losses have been financed through issuances of common stock and borrowings under various facilities. Throughout this time, we have taken steps to improve our financial performance. These actions included:

•	In September 2004, we purchased Focal Communications Corporation (“Focal”), a competitive local exchange carrier with local fiber in twelve cities that provides services in 23 tier 1 markets. We purchased Focal to increase our customer base, provide cross-selling opportunities and to reduce our cost structure through network integration and the leveraging of our sales and administrative resources.

•	We made significant investments in our network infrastructure designed to lower our cost structure and allow us to provide new and better products to our customers such as VoIP and our converged network products.

•	We implemented a series of restructuring efforts designed to rationalize our sales, general and administrative costs. These efforts included staff reductions within our equipment division and were associated with integration of Focal operations.

Our efforts have resulted in reductions in net loss, as well as, cash used in operating activities and cash used in investing activities. Our efforts are continuing and may include further acquisitions, network cost reduction strategies and rationalization of our sales, general and administrative expenses. We cannot be sure, however, if any such actions will be taken, and if so, as to the amount and timing of the associated financial impact, if any.

Our Operating Environment

The communications industry continues to evolve providing significant opportunities and risks to the participants in this market. Factors that have been driving this change include:

•	a highly competitive environment driven by a proliferation of network capacity that has led to significant declines in price and a large number of corporate consolidations;

•	technological advances resulting in a proliferation of new services that directly compete with existing products; and

•	continued regulatory and court action.

Competition

The communications industry is highly competitive. Broadwing’s principal competitors include AT&T, Verizon Communications, Inc., Sprint-Nextel Corporation, Level 3 Communications, Inc., Qwest and XO Communications. Competition is based on price, completeness of product portfolios, customer service, quality, reliability and the relative financial stability of the service providers.

The Telecommunications Act of 1996 created opportunities for non-incumbent providers to enter the communications services marketplace. With this new opportunity and enthusiasm over the early evolution of the internet, capital markets made funding available for new and existing competitors to build new network capacity in the marketplace. These investments within the market have outpaced market demands and have resulted in a general over supply of capacity and intense price competition.

Price declines and the need to offer comprehensive communications services have also promoted industry consolidation. Significant consolidations include the acquisition of AT&T by SBC, MCI by Verizon and Wiltel by Level 3. In the short-term, these companies face significant obstacles including integration tasks and cultural consolidation. We realize that these resulting competitors will have greater name recognition, larger customer bases and greater financial, technical and sales and marketing resources and may be able to undertake more aggressive pricing policies. In addition, a significant number of distressed competitors have entered into bankruptcy and financial restructurings programs. To the extent these companies successfully emerge, restructure, or are acquired out of bankruptcy, they may have lower cost structures and their network capacity will remain in the overall marketplace. To remain competitive, we must continue to focus on our agility by providing flexible customer solutions while developing our products and customer support organization to address our customers’ evolving expectations. We strive to be the alternative service provider that can provide more customized solutions that can be provisioned faster than our competitors.

Technology

The communications industry is rapidly developing new data services. Voice communications have been synonymous with wireline dial tone service and the switched telephone network. New voice communications products such as VoIP and packet technologies are beginning to erode this dominance. Frame relay, asynchronous transfer mode and private line services are now competing with solutions based on MPLS technologies. These new products offer customers cost benefits and support new enterprise software applications. During 2005, we released both VoIP and converged services products which we believe position us to take advantage of this trend.

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

Federal Regulation

The Telecommunications Act of 1996 (“Telecom Act”) became law on February 8, 1996. Among other things, the Telecom Act was designed to foster competition by establishing a regulatory framework to govern new competitive entry in the local and long distance telecommunications markets and to establish competition against the ILECs, such as AT&T (with SBC’s acquisition of AT&T) and Verizon (with its acquisition of MCI). The Telecom Act entitles Broadwing to certain rights, but as a communications carrier, it also subjects Broadwing to regulation by the FCC and the states. Broadwing’s designation as a communications carrier also results in other regulations that may affect Broadwing and the services it offers. The rights and obligations to which communications carriers are entitled and subject to have been and likely will continue to be subject to litigation in the courts and further review and revision by the FCC and Congress. We are unable to predict definitively the impact that the ongoing changes in the telecommunications industry will ultimately have on our business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets and pursuit of new opportunities resulting from the Telecom Act and technological advances as well as the timing and outcome of various regulatory proceedings and any appeals.

Under the Telecom Act, any entity may enter a telecommunications market, subject to reasonable state safety, quality and consumer protection regulations. The Telecom Act makes local markets accessible by requiring ILEC’s to permit interconnection to its network and establishing ILEC obligations with respect to:

•	Colocation of equipment This allows companies like Broadwing to install and maintain its own network equipment, including DSLAMs, ATM switches, and fiber optic equipment, in ILEC central offices.

•	Interconnection This requires the ILECs to permit their competitors to interconnect with ILEC facilities at any technically feasible point in the ILECs’ networks.

•	Reciprocal compensation This requires the ILECs and CLECs to compensate each other for local telecommunications traffic that originates on the network of one carrier and is sent to the network of the other.

•	Resale of service offerings This requires the ILEC to establish wholesale rates for services it provides to end-users at retail rates to promote resale by CLECs.

•	Access to unbundled network elements This requires the ILECs to unbundle and provide access to some components of their local service network to other local service providers. Unbundled network elements are portions of an ILEC’s network, such as copper lines or “loops,” that CLECs can lease in order to create their own facilities networks.

•	Number portability This requires the ILECs and CLECs to allow a customer to retain an existing phone number within the same local area even if the customer changes telecommunications services providers. All telecommunications carriers are required to contribute to the shared industry costs of number portability.

•	Dialing parity This requires the ILECs and CLECs to establish dialing parity so that all customers must dial the same number of digits to place the same type of call.

•	Access to rights-of-way This requires the ILECs and CLECs to establish non-discriminatory access to telephone poles, ducts, conduits and rights-of-way.

The extent and scope of network access has been the subject of constant litigation by ILECs and CLECs since the passage of the Telecom Act. In August 2003, the FCC modified the list of network elements to reduce the number of elements ILECs must offer to competitors. The FCC also initiated a comprehensive review of its pricing regime for network elements in 2003. In March 2004, the United States Court of Appeals for the District of Columbia (“DC Court of Appeals”) vacated much of the FCC’s August 2003 decision and remanded the case back to the FCC for further consideration. On December 15, 2004, the FCC announced the issuance of new unbundling rules. These rules became effective on March 11, 2005. These new unbundling rules eliminated the obligation of the ILECs to provide unbundled switching (following a transition period) and restricted unbundled access to high capacity loops and transport to and between some of the larger ILEC end offices that meet the standard for elimination set out by the FCC. Broadwing does not rely extensively on network elements purchased from ILECs and instead Broadwing obtains most of its dedicated long distance and local access to customers through special access provided by the ILECs under contracts or tariffs. The FCC issued a Notice of Proposed Rulemaking to re-examine the special access pricing flexibility accorded ILECS in the larger Metropolitan Statistical Areas. It’s impossible to predict what impact, if any, this proceeding will have on long term special access pricing but we believe that no decision from the FCC is likely to have an impact on Broadwing in 2006 or during the term of Broadwing’s existing special access contracts with the ILECs.

Intercarrier Compensation.    Telecommunications carriers compensate one another for traffic carried on each other’s networks. The entire methodology by which carriers compensate one another for exchanged traffic, whether it be for local, intrastate or interstate traffic is under review by the FCC. The FCC is expected to issue an order or a series of orders in 2006 that are likely to address in some measure access charges and reciprocal compensation charges as discussed below.

Access Charges.    Interexchange carriers such, as Broadwing, pay access charges to local telephone companies for long distance calls that originate and terminate on local networks. As a provider of local phone service, Broadwing is a beneficiary of the revenue from such access charges while it is burdened with the expense associated with these access charges as a provider of long distance services. Access charges for interstate traffic are set by the FCC and each state is responsible for regulating access charges for its respective intrastate traffic. Historically, these access charges have been set at prices well above cost in order to build in a subsidy for providing telephone service to high cost customers. With the advent of an explicit universal service subsidy mechanism in 1997, the rationale for significantly above costs access charges has disappeared and rates have steadily decreased. Rates at the state level tend to be higher than at the federal level in some states. Further rate decreases in the future will benefit Broadwing by lowering the cost of routing long distance calls but will negatively impact its revenue associated with providing local phone services.

Reciprocal Compensation Charges.    Local telephone companies typically charge one another for local and internet-bound traffic terminating on each other’s networks. These payments flow in both directions between any two carriers having an interconnection agreement. Because of the nature of its customer base, a CLEC generally terminates many more minutes of traffic than it originates resulting in substantially more revenue than expense. Many of the information service providers that provide access to the Internet are customers of CLECs and this dial-up access has been a significant source of reciprocal compensation revenue for Broadwing. In 2001, the FCC, concerned about the imbalance in traffic exchanged between carriers, adopted an interim order designed to limit the amount of compensation carriers could generate from Internet-bound traffic. Under the decision, if elected by incumbent carriers, traffic above a 3 to 1 ratio is presumed Internet-bound traffic and exchanged at a lower rate. The order also established total minute caps and prohibited Internet-bound traffic from newly entered markets to be compensated for at all. The FCC indicated that it intended for Internet-bound traffic to eventually be treated as “bill and keep.” Notwithstanding its stated goal to eliminate compensation for Internet-bound traffic, the FCC, on October 8, 2004, in response to a forbearance petition brought by Core Communications, lifted the minute caps and new-market prohibitions and permitted the existing rate of $.0007 per minute to remain in place. This order preserves Broadwing’s existing compensation stream for Internet-bound traffic for the time being, even as such traffic decreases in the aggregate in favor of broadband internet access

Broadwing is also subject to federal and state regulations that implement universal service support for access to communications services by rural, high-cost, and low-income markets at reasonable rates; and access to advanced communications services by schools, libraries, and rural health care providers. Currently, the FCC assesses Broadwing for payments and other subsidies on the basis of a percentage of interstate revenue it receives from certain customers. The FCC adopted new rules regarding the assessment of universal service contributions in December 2002. Instead of assessing universal service contributions based on revenues accrued six months prior, contributions will now be based on projections of revenue. Also, the FCC placed limits on the mark-up carriers may place on the universal service line items on their customer bills. Several parties have asked the FCC to reconsider these rules. In addition, the FCC is considering assessing carriers’ universal service contributions based on a flat-fee charge, such as a per-line or per-number charge. The FCC is also reviewing whether to impose universal service obligations on additional types of providers, such as broadband and VoIP service providers. States may also assess such payments and subsidies for state universal service programs. Any changes to the assessment and recovery rules for universal service may affect Broadwing’s revenues. A decision by the FCC concerning a revised methodology for assessing universal service contributions is expected in 2006.

The FCC is considering how to regulate broadband services provisioned by ILECs and other wireline providers of broadband Internet access services. The outcome of broadband proceedings may affect the degree of regulation to which Broadwing’s Internet access services are subject to in the future as discussed below.

Vonage Petition.    On September 22, 2003, Vonage Holdings, Inc. (“Vonage”) filed a petition requesting that the FCC preempt an order of the Minnesota PUC that Vonage accede to PUC jurisdiction as a telecommunication carrier. Vonage claimed that it was an information services provider and not subject to state regulation. The PUC decision was overturned by a federal court which decision was recently upheld by a federal appeals court and, on November 9, 2004, the FCC ruled on the Vonage petition and held that VoIP services were interstate in nature and subject only to federal jurisdiction.

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

VoIP Rulemaking.    On February 12, 2004, the FCC initiated a rulemaking proceeding to address a myriad of regulatory issues associated with VoIP. At this time, it is unclear as to the extent of regulation to which VoIP will be ultimately subject but within the last year the FCC has concluded that VoIP providers must comply with the Communication Assistance for Law Enforcement Act and are required to provide 911 access to their customers.

Bell- IXC Mergers.    In 2005, the U. S. Department of Justice and the FCC approved mergers of SBC and AT&T and of Verizon and MCI. The FCC conditioned its approval on the agreement of the merging companies to certain conditions relating to special access and the Internet. Included in the set of conditions are the following:

•	Before mid-2008, SBC/AT&T and Verizon/MCI will not increase rates paid by existing customers of DS 1 and DS 3 private line services by the former AT&T (with SBC’s acquisition of AT&T) and Verizon in SBC/AT&T and Verizon/MCI territories, respectively.

•	Before mid-2008, SBC/AT&T and Verizon/MCI will not increase the rates in SBC/AT&T’s and Verizon/MCI’s interstate tariffs, including contract tariffs, for special access services.

•	Before mid-2008, SBC/AT&T and Verizon/MCI will not provide special access offerings to its wireline affiliates that are not available to other similarly situated special access customers.

•	SBC/AT&T and Verizon/MCI will maintain at least as many settlement-free U.S. peering arrangements for Internet backbone services as they did on the merger closing dates until mid 2008.

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

Most states regulate entry into the markets for local exchange and other intrastate services, and states’ regulation of CLECs vary in their regulatory intensity. The majority of states require that companies seeking to provide local exchange and other intrastate services to apply for and obtain the requisite authorization from a state regulatory body, such as a state commission. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical and managerial capabilities and that granting the authorization will serve the public interest. As of December 31, 2005, we had obtained local exchange certification or were otherwise authorized to provide local exchange service in:

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

Regulation of Rates

Broadwing is subject to the jurisdiction of the FCC with respect to interstate and international rates, lines and services, and other matters under the statutory requirements of Title II of the Telecommunications Act of 1934. Broadwing must offer communications services under rates, terms and conditions that are just, reasonable and not unreasonably discriminatory. It also is subject to the FCC’s complaince process, and it must give notice to the FCC and affected customers prior to discontinuance, reduction or impairment of service.

In addition, state public utility commissions or similar authorities having regulatory power over intrastate rates, lines and services and other matters, regulate Broadwing’s intrastate communications services. The system of regulation applied to Broadwing’s intrastate communications services varies from state to state and generally includes various forms of pricing flexibility rules.

Our Products and Services

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

Data and Internet Services

We offer a comprehensive data and Internet product portfolio that provides customized solutions. We believe that our products are tailored to meet customers’ needs and provide the scalable, reliable, secure connection to the Internet as well as the data capacity that they seek. Broadwing’s data and Internet offerings include:

•	Converged Multi-Service MPLS

Our Converged product offers the capability to permit customers to deploy virtual dedicated wide area networks that are tuned to the quality of service requirements of particular applications while also providing the efficiencies afforded a single network.

•	Dedicated Internet Access

Broadwing’s Dedicated Internet service provides fixed capacity through a reliable, constant connection to the Internet.

•	Frame Relay and Asynchronous Transfer Mode

Broadwing’s Frame Relay and ATM services enable customers to receive data, voice, video and other multimedia traffic requirements within one network without the cost and inflexibility of a leased line. Frame Relay is ideal for connecting LANs and scalable to meet our customers’ changing business needs. Broadwing’s ATM service supports multi-protocol, multi-vendor data environments. ATM can be integrated with Frame Relay networks allowing customers to have one network for voice, video and data. ATM is targeted for WANs and enterprise networks because of its ability to support real-time, delay-sensitive applications.

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

We provide our customers space and electrical power at our secured locations allowing customers to interconnect their equipment with ours. Broadwing offers two types of colocation services: Data Colocation and Customer Interface Facilities (“CIF”) Colocation. CIF Colo primarily supports telecommunications gear that uses DC power in facilities that are rarely visited. Data Colo primarily supports computer/server gear that uses AC power in facilities that are more frequently visited.

Broadband Transport Services (“BBT”)

Broadwing provides dedicated transmission capacity on its networks to customers that desire converged MPLS high-bandwidth links between locations.

Broadwing’s BBT offerings include:

•	Private Line

Private Line is an end-to-end non-switched circuit, allowing customers to create their own data network by renting a piece of our network. Private Line connects customer offices and/or facilities enabling secure and reliable communication of voice, video and data in a cost effective manner.

•	Wavelength (“OCX”)

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

Broadwing offers both retail and wholesale media transport services to the broadcast television and media producer market. During 2004, Broadwing completed the construction and turn-up of its Media Services Network, which consists of thirteen nodes in major cities with a Television Operating Center in Columbia, Maryland. The Center provides Broadwing with enhanced network management and control capabilities for the Media Services Network, which serves the high-performance needs of the broadcast television and media markets.

•	Multi Connect Private Line

The Broadwing Multi Connect product is a WAN solution that provides the performance, security and flexability of a private line network with flat rate, distance-insensitive pricing. Multi Connect is targeted for mid-sized businesses that need competitively priced private line services or who seek bandwidth in their current WANs.

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

With the acquisition of Focal, Broadwing provides inbound and outbound local phone service. Basic inbound local service allows for the completion of calls to a phone number that we supply our customers. Alternatively, local number portability (“LNP”), allows Broadwing to provide inbound local communications services using a customer’s existing phone number. LNP enables Broadwing to provide emergency services to companies that lose their service as a result of man made or natural disasters. LNP has become increasingly competitive in the marketplace. Broadwing markets this service to its customers as both a primary and backup service. Broadwing’s basic outbound service allows local and toll calls to be completed within a metropolitan region. This Direct Outward Dial service is utilized by end-users primarily as a replacement for the ILEC in placing calls to destinations within the region.

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

VoIP is a technology that enables customers to send voice calls using Internet Protocol. In 2004, Broadwing introduced its first product offering, PRIorityConnect. PRIorityConnect is a new VoIP aggregation service that allows carriers and enterprises to expand their VoIP offering nationwide without purchasing and deploying additional network infrastructure. The Company expects to roll out additional products and continue to perform product trials with Fortune 500 companies nationwide.

•	Other

Other voice products include switched and dedicated 8xx toll-free, operator services including directory assistance, public telephone service, audio conferencing, calling cards services and broadcast fax.

Customer Premises Equipment (“CPE”)

Broadwing offers turnkey CPE solutions to complement its network services, making it easier for its customers to get what they need from one provider. CPE Services are specific to the hardware and services around supporting that hardware; which include CPE Procurement, CPE Configuration, CPE Implementation (Installation), and CPE Maintenance.

Managed Network Services (“MNS”)

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

Integrated Voice and Data Services (“IVAD”)

IVAD targets branch offices of larger corporations as well as medium-sized businesses. IVAD is a scalable and flexible integrated voice and data service, allowing Broadwing to provide local, toll, long-distance and data traffic on a single dedicated circuit.

Our Network

The following diagram depicts the physical components of Broadwing’s comprehensive nationwide network.

We believe that Broadwing is the first carrier to build and operate a nationwide, all-optical switched backbone network that supports ultra-long distance optical transport. With Broadwing’s all-optical switched backbone, we are able to remotely provision circuits through the network without the need for field intervention, thereby decreasing provisioning times and improving customer satisfaction. We believe our network infrastructure also reduces operating expenditures, equipment requirements, and conversion-based latency associated with traditional networks.

As part of our core network, we operate an OC-48c Internet Protocol (“IP”) backbone. Broadwing’s IP network is divided into eight core regions that allow it to transport signals directly between regions. This technology significantly speeds actual data throughput by minimizing the number of signal hops and allows Broadwing to carry high-quality voice, video and time-critical data for its customers.

Broadwing operates a local access network with switching infrastructure in 23 tier 1 markets with metropolitan fiber in twelve major markets. These local networks utilize Nortel DMS-500 SuperNode digital central office switches.

In 2005, we launched our Converged Services network that spans the US with more than 180 core Broadwing points of presence. By interworking with all of Broadwing’s legacy network layers, including Frame Relay, ATM and TDM, and Ethernet, the Converged Network allows customers to migrate to the meshing and quality of service benefits of MPLS/VPLS. Customers may select converged ports ranging in speed from 64K to GigE and may allocate bandwidth in the increments they require. Going forward, the Converged Network will be the service and transport layer that will bind legacy and emerging Broadwing services into a single customer interface, allowing fixed rate or usage based access to flexible WAN transport and applications such as VoIP.

Our high-speed dynamic-synchronous transfer mode (“DTM”) network is capable of reaching over 41 cities in the U.S. market. Broadwing’s DTM network was developed specifically to meet the business needs of organizations that need to efficiently and economically move contribution quality video to disparate geographic locations and use the same network for voice and data transmissions. DTM overcomes the weaknesses of analog video loops and legacy packet networks by using a circuit-switched, time division multiplexing (“TDM”) protocol that enables Broadwing to dynamically allocate bandwidth to customers in increments of 512Kbps. In addition, since Broadwing’s DTM network is secure, and digital content is protected from possible theft unlike media transmitted on analog video loops.

Our Sales Channels

Our sales organization includes a direct sales force and alternative channels. Our direct sales force is organized into two major markets in order to best match product, services and technological expertise with customer needs and expectations. The Enterprise team focuses on providing complex data and network solutions to medium to large sized businesses. The Carrier Service team focuses on carriers in the communications industry, including ILECs, interexchange carriers, other carriers and wireless providers. As of December 31, 2005, Broadwing had 447 employees associated with sales and customer care.

Direct Sales Force

We have an experienced direct sales force. Our strategy is to structure our sales efforts to enable our sales personnel to establish direct and personal relationships with our customers. We seek salespeople with strong sales and communications backgrounds, including salespeople from other communications service providers, and network systems integrators.

Alternative Sales Channels

We have complemented our direct sales force by developing alternative sales channels to distribute the products and services available to our broadening customer base. These channels include numerous third party sales agents that generally receive commissions on monthly recurring revenue.

Customer Care

After a customer’s services have been installed, our customer care operations center supports customer retention and satisfaction. Our goal is to provide customers with a customer care group that has the ability and resources to respond to and resolve customer questions and issues as they arise, 24 hours a day, seven days a week and provide other services as necessary.

Our Employees

As of December 31, 2005, Broadwing had 1,636 employees. The Company believes that its success and growth depends in large part on its ability to attract and retain qualified employees.

Item 1A.    Risk Factors

We need to increase the volume of traffic on our network or our network will not generate the necessary profits to achieve positive cash flow from operations.

We must increase the volume of Internet, data, voice and video transmission on our network in order to realize the anticipated cash flow, operating efficiencies and cost benefits. If we fail to develop new large-volume customer relationships or are unable to maintain our relationships with current customers, we may not be able to achieve the necessary traffic, which would adversely impact our results of operations and cash flow.

Rapid technological changes can lead to further competition which could materially, adversely affect our business.

The communications industry is subject to rapid and significant changes in technology. In addition, the introduction of new products or technologies, as well as further development of existing products and technologies may reduce the cost or increase the supply of certain services similar to what we provide. As a result, our most significant competitors in the future may be new entrants to the communications industry. The new entrants may not be burdened by an installed base of equipment. Our future success depends, in part, on the ability to anticipate and adapt in a timely manner to technological changes. Technological changes and the resulting competition could have a material adverse effect on us.

We have incurred significant losses since inception, and expect to continue to incur losses in the future.

We have incurred significant net losses since inception. As of December 31, 2005, we had an accumulated deficit of approximately $2.8 billion. We expect to continue to incur significant losses in the near-term in conjunction with restructuring and integration activities related to Focal, among other things. We cannot be certain when or if we will ever achieve profitability.

Our ability to utilize our network may be severely limited if we are not able to maintain rights-of-way and permits, which would adversely affect revenues and cash flow.

Our network consists of several thousand miles of fiber optic cable located across the United States on property that we do not own. Our ability to utilize this network depends on maintaining rights-of-way and required permits from railroads, utilities, government authorities and third-party landlords. We cannot guarantee that we will be able to maintain all of our existing rights and permits. Although we expect to maintain and renew our existing agreements, the loss of a substantial number of existing rights and permits could have a material adverse impact on our revenue if we were unable to provide services to our customers or on our profitability and financial condition if we are required to purchase higher priced network alternatives. For portions of our network that we lease or purchase use rights from third parties, we must rely on such third parties’ maintenance of all necessary rights-of-way and permits. Some agreements that we may rely on to use portions of other companies’ networks could be terminated if associated rights-of-way were terminated, which would adversely affect our ability to serve our customers and negatively affect our revenue and profitability.

Significant capital expenditures will be required to maintain our network, and if we fail or are unable to adequately maintain our network, there could be a material adverse effect on our revenues and cash flow.

We could incur significant capital expenditures as a result of unanticipated expenses, regulatory changes and other events that affect our business. If we do not have sufficient cash on hand or the ability to borrow sufficient cash on favorable terms, we may be unable to make any necessary capital expenditures. If we fail to adequately maintain our network to meet customer needs, there could be a material adverse affect on our revenue and profitability. We could also be subject to lawsuits or regulatory proceedings for failure to adequately maintain our network.

Regulatory initiatives could put us at a competitive disadvantage or lower the rates that we are permitted to charge for our services, which would decrease our revenue and profitability.

We are subject to regulatory oversight of varying degrees at the local, state and federal levels. We are regulated primarily by both the FCC and the state public utility commissions in the states in which we provide services to customers. The FCC provides regulatory oversight for service terms and rates offered by communication carriers. Additionally, state public utility commissions can issue regulations that affect the types of services that we can provide and the rates we can charge for our services, as well as with respect to certain other consumer-related issues. Regulatory initiatives that would put us at a competitive disadvantage or mandate lower rates for our services could result in lower profitability and cash flow. The FCC or other federal, state and local governmental authorities having jurisdiction over the communications industry could adopt regulations or take other actions that could adversely affect our business prospects, profitability and cash flow.

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

In an effort to reduce our costs for the use of such third party networks, we have undertaken an initiative to reduce our dependency and diversify our use of the networks of other carriers. We executed this initiative in a number of ways, including by strategically moving traffic to lower cost third party networks, purchasing our own fiber in areas where access charges are high and/or where warranted by traffic volumes and renegotiating interconnection agreements as opportunities have allowed. If we are unable to successfully continue to execute this cost reduction strategy, we may incur higher access charges in future periods, which may adversely impact our profitability and cash flow.

The SBC/AT&T and Verizon/MCI mergers will create a tendency for the ILEC acquirer to favor their wholly- owned or fully integrated interexchange carrier.

We acquire the vast majority of our access, the connection between our owned network and the customer premises, from the ILEC. With the ILECs acquisitions of these major interexhange carriers the ILECs now compete directly with our business and may have a tendency to favor themselves and their affiliates to our detriment. It is not yet clear what effect, if any, will result from the constraints agreed to by the ILECs to protect independent interexchange carriers against this discrimination in the procurement of the bottleneck local access circuits. The ILECs favoring themselves in access could have a material adverse effect on our ability to obtain and retain customers because access is necessary in most cases to connect enterprise customers and carrier customers to our network. Network access represents a very large portion of our total costs and if we face less favorable pricing and provisioning, we will be at a competitive disadvantage versus the ILEC.

The opportunity to obtain access from competitive access providers to the ILECs has been significantly reduced as a result of the SBC/AT&T and Verizon/MCI mergers.

Our primary method of connecting with our customers is through local transport and last mile circuits we purchase from the ILEC. Our secondary method is purchasing such circuits from competitive access providers like AT&T and MCI. Competitive access providers are the only entities that exert competitive pricing pressure on the ILECs. Now that AT&T and MCI have been acquired, our number one and number two sources of lower priced competitive access have disappeared. A substantial portion of our ILEC special access circuits are purchased pursuant to contract and the merging companies have agreed to certain pricing conditions with the FCC. Thus, while the likely result of the merger is higher prices for special access over time, it is not possible to determine at this time how adverse the long term impact on Broadwing will be.

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

A significant portion of our revenue is derived from communications carriers, many of which have filed for bankruptcy or have been adversely affected financially by the prolonged decrease in the price for telecommunication services. To the extent these large customers cease to employ our network to deliver their services, or cannot pay outstanding accounts receivable balances, our revenue and cash flow could be materially adversely affected. Most of our arrangements with large customers do not provide us with guarantees that customer usage will be maintained at current levels. Moreover, industry pressures have caused communications carriers to look aggressively for ways to cut costs, which may result in reduced demand and reduced prices. In addition, the ability of certain customers and competitors to construct and/or expand their own facilities as well as further consolidation in the communications industry could result in customers ceasing or reducing their use of Broadwing’s network.

Revenue from our ten largest customers accounted for approximately 20%, 19% and 18% of total revenue in 2003, 2004 and 2005, respectively. In addition, revenue from communications carriers accounted for 40%, 38% and 42% of total revenue in 2003, 2004 and 2005, respectively.

Our operations depend upon our ability to internally develop or acquire from third party suppliers, advanced and reliable network equipment on a timely basis. The inability to obtain needed equipment or services could materially adversely affect our revenue and profitability.

Where possible and practical, we utilize commercially available technologies and products from a variety of vendors. However, suppliers of network equipment may not be able to meet equipment requirements on a timely basis, and equipment may not perform as expected. Our backbone transport network was built internally and we are the sole manufacturer of this network system including transport and receiving cards necessary for capacity expansion. We depend on key personnel and the availability of key components purchased from third parties to manufacture these network components. The following factors could disrupt our operations by jeopardizing the service provided to our customers and limiting our ability to introduce new services and obtain and retain customers:

•	extended interruption in the supply of network equipment;

•	material increase in prices;

•	significant delay by suppliers in their shipment of products, their release of new products or the failure of their products to perform as expected;

•	financial failures of key suppliers;

•	extended delay in transitioning to the products of an alternative supplier, if necessary; and

•	use of key engineering and manufacturing personnel.

If we cannot obtain adequate replacement equipment or services, or an acceptable alternate vendor, it could cause a material adverse impact on our revenue and profitability.

Network failure and transmission delays and errors could expose us to potential liability or loss of customers which could materially adversely affect our revenue and profitability.

Our network utilizes a variety of communications equipment, software, operating protocols and components for the high-speed transmission of data and voice traffic among various locations. Such equipment, software and physical locations could malfunction, suffer physical damage or otherwise become impaired. We are held to high quality and delivery standards in our customer contracts. Network failures resulting in service interruptions or delays in the delivery of services could result in a loss of customers. Furthermore, failures or delays could expose us to claims by our customers that could have a material impact on our profitability and cash flow.

Increased competition could adversely affect our revenue, profitability and cash flow.

There is substantial competition in the communications industry. Competition may continue to intensify due to the efforts of existing competitors to address difficult market conditions through reduced pricing, bundled offerings or otherwise, as well as a result of the consolidation of some of the largest competitors with substantial market power or the introduction of additional entrants using advanced technologies to introduce new products and services to the market. Price competition has been intense and may further intensify. If we cannot offer reliable, value-added services on a price competitive basis in markets, we could experience a decline in revenue. In addition, if we do not keep pace with technological advances or fail to respond timely to changes in competitive factors in the industry, we could lose market share or experience a decline in our revenue and profit margins.

In the long-distance voice services market, we face significant competition from companies such as AT&T (with SBC’s acquisition of AT&T Corp.), Verizon (with its acquisition of MCI), Sprint-Nextel Corporation, Level 3 Communications, Inc., Qwest, Global Crossing Limited and BellSouth Corporation. The significant capacity of these competitors has and may continue to result in decreasing prices even if the demand for higher-bandwidth services increases. In addition, some competitors are experiencing financial difficulties or are in bankruptcy reorganization. Competitors in financial distress or competitors emerging from bankruptcy with lower cost capital structures and substantial excess capacity in most markets could exacerbate downward pricing pressure in the communications industry.

There is also substantial competition within the local voice services market. Our primary competitor’s are the ILECs, including Bell South, Verizon, Qwest, and AT&T (with SBC’s acquisition of AT&T). Typically, the ILECs offer a wider variety of services than Broadwing in a broader geographic area and have much greater resources than Broadwing. Consequently, this may encourage an ILEC to subsidize the pricing for services with which we compete with the profits of other services in which the ILEC remains the dominant provider. In addition to competition from ILECs, we also face competition from other CLECs. Although CLECs overall have only captured a relatively small percentage of the U.S. local telecommunications market, we nevertheless compete to some extent with other CLECs. In some instances, these CLECs have greater resources and offer a wider range of services.

Potential regulation of Internet service providers in the United States could adversely affect our operations.

The FCC has to date treated Internet service providers as enhanced service providers. Enhanced service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of Internet service providers and the services they provide. If the FCC were to determine that Internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on our results of operations and operating cash flow.

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

We will need additional capital to fund our existing and future operations. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned network development, marketing and sales efforts, which would harm our sales and profitability.

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

To the extent that additional capital is raised through the sale of equity securities, the issuance of such securities could result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Furthermore, additional capital, if required, may not be available on acceptable terms, if at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned network development and marketing and sales efforts, which would harm our revenue and results of operations.

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

Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause the price of our common stock to fluctuate. The primary factors, among other things, that may affect our quarterly results include the following:

•	demand for communications services;

•	loss of customers or the ability to attract new customers;

•	changes in pricing policies or the pricing policies of our competitors;

•	costs related to acquisitions of technology or businesses; and

•	general economic conditions as well as those specific to the communications and related industries.

•	changes in regulatory rulings

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

In February 2006, Dr. David Huber resigned as our CEO. Dr. Huber will continue to serve as Chairman of the Board. Our Board of Directors has initiated a nationwide search to the fill the CEO position. In the interim,

Scott Widham, our President of Sales and Marketing, Lynn Anderson, our CFO and Kim Larsen, our General Counsel, will share equally in the office of the CEO’s responsibilities. In addition, other senior executives have left the Company as part of our integration efforts or to pursue other opportunities.

Our future success will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. Furthermore, our success is dependant upon the continued services of our corporate officers and other key engineering, manufacturing, operations, sales, marketing and support personnel who have critical industry experience and relationships that we rely on to execute our business plan. The loss of the services of any key employee could negatively affect our ability to maintain customer relationships, which would harm our sales and financial condition.

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

Item 1B.    Unresolved Staff Comments.

None

Item 2.    Properties.

We lease office space in a number of locations, primarily for sales and administrative offices and network equipment. In total, we lease approximately 986,551 square feet of office space in support of sales and operations. We also own approximately 13 acres of real property in Arlington Heights, Illinois. In early 2006, we relocated our headquarters to Austin, Texas from Columbia, Maryland.

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

On February 15, 2005, the Judge granted preliminary approval of a proposed settlement agreement between the plaintiffs and defendants, including Broadwing. The proposed settlement is a $1 billion dollar guaranteed settlement. The insurance companies for the defendants agreed to pay up to $1 billion dollars in total to the extent that judgment is rendered for the plaintiffs. If plaintiffs succeed in recovering more than $1 billion from the underwriters, the companies that went public, such as Broadwing, will not have to pay any additional amounts. The defendants’ insurance companies will be paying the settlement that is subject to the final approval of the district court.

On August 31, 2005 the Judge issued an order clarifying certain provisions of the proposed settlement and set deadlines for its final approval. The Judge scheduled the fairness hearing on the proposed settlement for April 24, 2006. Should the Judge not grant final approval of the settlement agreement, we believe that we have meritorious defenses to plaintiffs’ allegations and will vigorously defend ourselves.

Qwest Investigations

Since approximately 2003, the Denver, Colorado regional office of the SEC has been conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. We believe the first of these investigations does not involve any allegation of wrongful conduct on our part. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including the Company. This investigation, insofar as it relates to us, appears to focus generally on whether our transactions and relationships with Qwest and its employees were appropriately disclosed in our public filings and other public statements.

In addition, during the same period, the United States Attorney in Denver has been conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including us. In connection with that investigation, the U.S. Attorney has sought documents and information from us and has sought interviews from persons associated or formerly associated with us, including certain of our officers. The U.S. Attorney has indicated that neither we nor any of our current or former officers or employees is a target or a subject of the investigation.

We have cooperated fully with the investigation. Both the SEC and U.S. Attorney investigations have resulted in cases against Qwest and some of its former executives. These cases do not involve or refer to the Company and the Company has received no indication from either the SEC or U.S. Attorney that its present or former personnel will be witnesses in any of these cases. The Company has not received any communication from the SEC or the U.S. Attorney as to whether there is any ongoing investigation that relates to the Company’s business relationship with Qwest. We are not able, at this time, to say when the SEC and/or U.S. Attorney investigations or cases will be completed and resolved, or what the ultimate outcome with respect to us will be.

Great Northern Insurance Company

On October 5, 2004, we filed an action in the US District Court for the District of Maryland against our property insurance carrier, Great Northern Insurance Company, for breach of contract under a building and personal property insurance policy sold to us by Great Northern. The claim is for a loss sustained by us due to a fire in a warehouse that occurred in March 2003. The amount of loss alleged by us exceeds $46.0 million, of which Great Northern has paid $4.5 million. We have requested a jury trial for this dispute. On February 9, 2005, Broadwing filed its Second Amended complaint, which bifurcated its existing breach of contract claim into two claims for relief. Fact discovery closed on January 27, 2006 and expert discovery is underway and expected to be completed on May 19, 2006. No trial date has been set.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the NASDAQ National Market under the symbol “BWNG.” The following table sets forth, for the periods indicated, the high and low bid information as reported on the NASDAQ National Market or the NASDAQ Capital Market (formerly known as NASDAQ Small Cap Market) for our common stock. The information presented has been retroactively adjusted to reflect a 1-for-20 reverse stock split and an immediate subsequent 1-for-1 stock dividend that was effected on October 8, 2004, effectively resulting in a 1-for-10 reverse stock split.

	High	Low
Fiscal 2004
First Quarter (ended March 31, 2004)	$30.00	$18.00
Second Quarter (ended June 30, 2004)	$20.60	$13.30
Third Quarter (ended September 30, 2004)	$13.60	$8.00
Fourth Quarter (ended December 31, 2004)	$9.64	$5.23

Fiscal 2005
First Quarter (ended March 31, 2005)	$8.76	$4.10
Second Quarter (ended June 30, 2005)	$5.38	$3.63
Third Quarter (ended September 30, 2005)	$5.56	$4.31
Fourth Quarter (ended December 31, 2005)	$7.19	$4.68

As of February 27, 2006, there were 907 holders of record of our common stock. Disclosure regarding our equity compensation plans can be found in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Dividend Policy

We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. Under the terms of our revolving credit facility, we are restricted from declaring or paying any dividends subject to the status of the loans under the facility and our liquidity. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our Board of Directors may deem relevant.

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

	Year Ended
	December 29, 2001	December 28, 2002	December 31, 2003	December 31, 2004	December 31, 2005
	(in thousands except per share data)
Statement of Operations Data:
Revenue:
Total revenue	$188,505	$20,208	$314,314	$672,280	$879,106
Operating expenses:
Cost of revenue (excluding depreciation and amortization)	333,487	84,884	265,019	455,429	580,441
Research and development*	173,204	122,243	59,461	18,771	6,817
Sales, general and administrative*	138,216	111,837	159,673	260,640	308,882
Litigation settlement	—	—	—	—	2,000
Depreciation	27,615	35,301	34,529	56,928	96,075
Amortization	125,940	18,491	6,913	4,632	5,631
Restructuring and other charges	789,242	124,825	59,381	3,946	1,361
Purchased research and development	—	34,580	—	—	—

Total operating expenses	1,587,704	532,161	584,976	800,346	1,001,207
Operating loss	(1,399,199)	(511,953)	(270,662)	(128,066)	(122,101)
Other income (expense), net	24,979	5,309	10,308	7,160	7,032
Interest expense, net of capitalized amounts	(3,873)	(1,116)	(504)	(31,275)	(18,359)

Net loss before minority interest	(1,378,093)	(507,760)	(260,858)	(152,181)	(133,428)
Minority interest	—	—	387	—	—

Net loss	$(1,378,093)	$(507,760)	$(260,471)	$(152,181)	$(133,428)

Basic and diluted net loss per common shares	$(39.41)	$(12.95)	$(6.05)	$(2.86)	$(1.83)
Weighted average number of common shares outstanding	34,965	39,201	43,060	53,217	72,894

	As of
	December 29, 2001	December 28, 2002	December 31, 2003	December 31, 2004	December 31, 2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$638,872	$457,833	$256,490	$124,540	$66,706
Short-term and long-term investments	21,907	46,583	40,332	149,815	42,648
Working capital	726,505	459,843	253,601	102,941	47,514
Total assets	978,825	610,318	528,615	780,990	573,504
Notes payable and capital lease obligations, net of current portion	4,702	2,746	2,500	52,218	20,819
Total stockholders’ equity	888,853	540,078	397,669	455,039	365,012
Other Financial Data:
Capital expenditures**	$97,702	$18,740	$12,243	$74,724	$62,868

*	Research and development includes equity based expense of $45,409, $24,871, $12,659, $3,776, and $645 for the years ended December 29, 2001, December 28, 2002, December 31, 2003, 2004 and 2005, respectively.

Sales, general and administrative includes equity based expense of $53,398, $40,529, $7,938, $4,858, and $3,844 for the years ended December 29, 2001, December 28, 2002, December 31, 2003, 2004 and 2005, respectively.
**	For the year ended December 31, 2005, capital expenditures includes approximately $7.6 million of a Ciena deposit which was converted to equipment purchases. At December 31, 2005, the remaining deposit was $2.1 million.

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

The following MD&A should be read in conjunction with the consolidated financial statements and accompanying notes at “Item 8. Financial Statements and Supplementary Data”.

Overview

Broadwing and its subsidiaries are an Austin, Texas-based provider of data and Internet, broadband transport, and voice communications services to large enterprises, mid-market businesses and other communications service providers over a facilities-based network connecting 137 cities nationwide. Our all-optical network, capable of transmitting up to 800 Gbs per fiber, gives customers the benefit of high quality, technologically advanced solutions allowing for rapid provisioning, and highly flexible customized networking. We believe that our network and growth-oriented strategy has enabled us to compete effectively in the markets in which we operate.

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

Critical Accounting Policies

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Some of these policies were adopted upon the Broadwing Communication Services, Inc. and Focal acquisitions. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable valuation allowances, accrued service costs, asset retirement obligations and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary.

Revenue Recognition and Accounts Receivable Valuation Allowances

Revenue and related reserves are recognized when the services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship.

We record specific reserves to reduce revenue and related trade accounts receivable when significant uncertainties exist related to service billings. We record reserves associated with routine service credits granted to customers. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the estimate of the allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, the customers’ financial condition and historical experience. If the financial condition of our customers were to deteriorate or other circumstances occur that result in an impairment of customers’ ability to make payments, additional allowances may be required.

At December 31, 2005, a significant portion of these reserves relate to reciprocal compensation and carrier access billings (“CABs”), some of which is associated with contracts acquired in the Focal acquisition. Certain carriers have disputed these charges as inappropriate or outside the scope of existing tariffs or contractual agreements. Trade accounts receivable from reciprocal compensation and carrier access billing totaled $31.4 million with associated credit allowances totaling $20.3 million. If the resolution of these disputes differs from our estimates, our reserves will be adjusted and will result in an increase or decrease in revenue and net loss.

Accrued Service Costs

We perform bill verification procedures to ensure that there are no errors in our access vendors’ billed invoices. The bill verification procedures include the examination of bills, comparison of rates between billed rates with rates used by our expense estimation systems, comparison of circuits billed to our database of active circuits, and evaluation of the trend of invoiced amounts by our vendors, including the types of charges being assessed. If we conclude that we have been billed inaccurately, we will dispute the charge with the vendor and begin resolution procedures. We record a charge to cost of revenue and a corresponding increase to the accrued communication service costs for the disputed amounts, unless past experience or other corroborating evidence indicates that it is not probable that we will ultimately be required to pay. If we ultimately reach an agreement with a vendor in which we settle a disputed amount for less than the corresponding accrual, we recognize the resultant settlement gain in the period in which the settlement is reached. Previously unaccrued disputes are tracked and reviewed periodically to assess whether a loss has become probable and estimable, in which case an accrual is established. At December 31, 2005, we have $35.7 million in access vendor billing disputes for which we have provided $12.9 million in accrued line costs. If resolution of these disputes differ from our estimates, our reserve will be adjusted resulting in an increase or decrease in cost of revenue and net earnings.

Intangible Assets

We have recorded intangible assets resulting from our acquisitions. We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and other intangible assets with an indefinite life be tested for impairment at least annually. The impairment test is a two-step process that requires intangibles to be allocated to reporting units. We have one reporting unit. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment may exist, and the second step of the test is performed. In the second step, the fair value of the intangible asset is compared with the carrying value, and an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

We are required to review the recoverability of our goodwill and other intangible assets as indicated above. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change that would reduce the estimated recoverability of these assets, impairment charges may be required.

During the fourth quarter of 2005, we performed an impairment analysis of the intangible assets acquired as part of the Broadwing Communication Services, Inc. and Focal acquisitions pursuant to SFAS 142 and SFAS 144. We did not recognize an impairment loss, as the carrying amount of finite-lived intangible assets were determined to be recoverable.

Asset Retirement Obligations

We have network assets located in leased properties such as equipment rooms, central offices, and network interconnections sites. For certain of these leases, we are legally obligated to remove our equipment when the lease expires. As required by SFAS No. 143, “Accounting for Asset Retirement Obligations,” we record a liability for the estimated current fair value of the costs associated with these removal obligations. We estimate our removal liabilities using historical cost information, industry factors, and current engineering estimates. We then estimate the present value of these costs by discounting the future expected cash payout to current fair value based on an estimated incremental borrowing rate. To the extent there are material differences between our estimated and actual removal costs, and our estimated and actual discount rates, we could be required to adjust our recorded liabilities.

Litigation

We are involved in several material legal proceedings, as described in more detail in “Item 3. Legal Proceedings” in this report. We assess potential losses in relation to these and other pending or threatened legal matters.

If a loss is considered probable and the amount can be estimated, we recognize an expense for the estimated loss. To the extent these estimates turn out to exceed or be less than the actual liability resulting from the resolution of such matters, our net loss will be increased or decreased accordingly and if the differences are material, our consolidated financial statements could be materially impacted.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public entities that do not file as small business issuers as of the beginning of the annual reporting period that begins after June 15, 2005. We have previously issued employee stock options for which no expense has been recognized, and which will not be fully vested as of the effective date of SFAS No. 123R. We believe the impact of adopting SFAS No. 123R, based on our unvested options outstanding at December 31, 2005, will be to increase our pre-tax stock-based compensation expense in 2006 between $5.5 million and $7.5 million. The preceding excludes restricted stock based compensation, which is estimated to be $3.8 million based on outstanding units at December 31, 2005.

In November 2004, the FASB issued SFAS No.151, Inventory Costs, amendment to ARB No. 43 Chapter 4, (SFAS No. 151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the impact of SFAS No. 151 to have a material effect our financial position, results of operations or liquidity.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of FIN 47 has not had a material impact on our consolidated results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 which for us will be as of the beginning of fiscal 2006.

Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenue.    Revenue consists of the sale of data and Internet, broadband transport, long-distance and local voice communication services. Data and Internet sales consist of high-speed data transport utilizing technology based on IP and ATM/frame relay. Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Long-distance voice services consist of dedicated and switched billed minutes of use, including the transmission of voice long distance services on behalf of wholesale and retail customers.

Since the September 1, 2004 acquisition of Focal, we began to provide local voice services. Local voice services consist of dedicated and switched inbound and outbound services. Inbound service allows for the completion of calls to our customers. Our basic outbound services allow local calls to be completed within a metropolitan region. Local voice services also include Inter-carrier compensation, which is associated with the transmission of traffic between telecommunications carriers and includes switched access and reciprocal compensation revenue. Reciprocal compensation is the compensation exchanged between carriers for terminating local phone calls on one another’s networks.

Quarterly revenue by product for the year ended December 31, 2005 and 2004 is as follows (in thousands):

	Year ended December 31, 2004					Year ended December 31, 2005
	March 31,	June 30,	Sept 30,*	Dec 31,	Total	March 31,	June 30,	Sept 30,	Dec 31,	Total
Data and internet services	$34,300	$35,964	$38,150	$41,731	$150,145	$41,844	$42,156	$42,684	$44,368	$171,052
Broadband transport	57,969	59,323	62,081	65,289	244,662	67,795	73,069	74,853	78,406	294,123
Long-distance voice services	49,410	46,118	45,427	56,213	197,168	55,485	50,867	47,359	45,029	198,740
Local voice services	—	—	17,407	48,994	66,401	51,862	55,139	53,171	51,939	212,111
Equipment Sales	5,108	725	381	7,690	13,904	1,268	993	592	227	3,080

Total revenue	$146,787	$142,130	$163,446	$219,917	$672,280	$218,254	$222,224	$218,659	$219,969	$879,106

*	Includes revenue subsequent to the date of the Focal acquisition of September 1, 2004.

Revenue increased $206.8 million, or 31%, for the year ended December 31, 2005 from $672.3 million for the year ended December 31, 2004, primarily due to the Focal acquisition. We estimate that we acquired approximately $246.0 million in annualized revenues in the Focal acquisition comprised $1.6 million of broadband transport, $3.2 million of data and Internet $32.4 million of long-distance voice and $208.8 million of local voice revenue. Excluding revenue acquired in the Focal merger, revenue increased approximately $42.8 million or 6%.

Data and Internet revenues increase to $171.1 million from $150.1 million or 14%. Data and Internet revenues increased throughout 2005 principally through sales of our dedicated IP and converged network product. These revenue increases were off-set in part by decreased revenue from our ATM/Frame products which compete, at least in part, with our multiconnect and converged solutions. We expect this trend to continue as customers migrate toward these newer technologies, which in some cases, are more cost effective solutions for our customers.

Our broadband transport revenues increased to $294.1 million from $244.7 million or 20% due to increased sales primarily to communications service provides and large enterprise customers. We experienced sales growth across virtually all of our broadband products from DS-1 to OC-192c

Our long-distance voice revenue increased to $198.7 million from $197.2 million or 1%. Excluding approximately $32.4 million and $10.9 million of estimated long-distance voice revenues acquired in the Focal acquisition, these revenues decreased by approximately $20.1 million or 10%. Our long-distance voice revenues have been substantially impacted by intense competition within traditional voice products and with competition from competing technologies including VoIP, all of which have resulted in an overall decrease in the number of billable minutes of use, especially in our higher-priced switched based products. We expect long-distance voice revenue to continue to be negatively affected by competition, we are therefore focused on providing appropriate product alternatives to our customers including VoIP and converged services which we believe provide a more cost effective customer solution.

Our local voice services increased to $212.1 million from $66.4 million. Because our local voice services products were acquired in the Focal merger, annual comparisons of revenue are not meaningful. Compared to the three-months ended December 31, 2004, quarterly revenues increased $2.9 million or 6% principally through increases in carrier access billing and reciprocal compensation revenue increases associated with agreements reached with carriers after the acquisition.

Equipment revenue decreased to $3.1 million from $13.9 million. We have ceased marketing our communications equipment and our equipment division is now solely focused on the support of our communications services network.

Cost of Revenue.    Cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Cost of revenue increased to $580.4 million for the year ended December 31, 2005 from $455.4 million for the year ended December 31, 2004, primarily due to the inclusion of a full twelve month’s cost of service associated with Focal operations in the current year as compared to four months for the year ended December 31, 2004. As a percentage of revenue, cost of revenue decreased to 66% from 68%. This cost improvement is due to a number of factors including:

•	The impact of integrating the Focal and Broadwing networks which allowed for more cost effective termination of traffic using Focals existing local infrastructure.

•	Continued network grooming and architecture improvements that allowed for overall lower cost termination. These activities included increased use of network hubbing points that, when utilitized optimally, reduce the cost of data transport.

•	The overall shift in product mix due to the increase in local voice revenues that generally have lower costs of service compared to long-distance voice.

•	We entered into new service agreements with access and off-net transport vendors that decreased our overall off-net costs. In the fourth quarter of 2004, we entered into an agreement with AT&T in which we agreed to increase our minimum contractual commitment to approximately $63.0 million per year for three years in return for reductions in certain rates and the settlement of certain disputed billing issues.

Our cost reduction efforts are continuing, however we cannot be certain that cost savings will continue or will not be offset by future revenue changes. A portion of our voice traffic is terminated with other carriers under contracts with pricing which is subject to adjustment. If pricing associated with these contracts increase, we will see a corresponding increase in our cost of revenue.

Research and Development Expense.    Research and development expense consists primarily of personnel, laboratory and facilities, testing and prototype expenses related to the design of our hardware and software equipment products. All costs related to product new service development, both hardware and softwares, are recorded as expenses in the period in which they are incurred.

Research and development expense decreased to $6.8 million for the fiscal year ended December 31, 2005 from $18.8 million for the fiscal year ended December 31, 2004. During 2005, we ceased all research and development efforts that were focused in our communications equipment division. That division is now focused solely on the maintenance of our communications services network. Associated cost are included in sales, general and administrative expense.

Sales, General and Administrative Expense.    Sales, general and administrative expense consists primarily of costs associated with personnel, travel, information systems support and facilities and power related to our sales, network operations, network engineering and administrative support functions.

Sales, general and administrative expense increased to $308.9 million for the fiscal year ended December 31, 2005 from $260.6 million for the fiscal year ended December 31, 2004. The increase in expense was primarily attributable to the acquisition of Focal. As a percentage of revenue, sales, general and administrative expense decreased to 35% from 39%. This decrease in expense as a percentage of revenue reflects consolidation and restructuring efforts we undertook in late 2004 and early 2005 to reduce our overall costs structure. Specifically, our cost structure benefited from our efforts to integrate the operations of Focal through the consolidation of network assets and the streamlining of management, support and administrative functions. We are continuing our efforts to identify opportunities to lower our overall cost structure. We do not expect, however, for expense improvements to continue at current levels.

Depreciation Expense.    Depreciation expense increased to $96.1 million for the fiscal year ended December 31, 2005 from $56.9 million for the fiscal year ended December 31, 2004. The increase in depreciation is primarily due to the impact of a full twelve months of depreciation for the Focal assets during the current year as compared to four months during the year ended December 31, 2004. Focal depreciable assets have an average estimated life of 3.9 years. This increase has been offset in part by a decrease in depreciation due to certain assets reaching the end of their depreciable lives during the current year.

Amortization Expense.    Amortization expense increased to $5.6 million for the fiscal year ended December 31, 2005 from $4.6 million for the fiscal year ended December 31, 2004. Amortization expense for the current year primarily relates to intangible assets associated with in-place contracts and customer relationships acquired as part of the Broadwing and Focal acquisitions, which are being amortized over a period of three to seven years.

Restructuring and Other Charges.    During late 2004 and early 2005, we implemented a series of staff reduction and reorganization efforts primarily related to post Focal acquisition integration efforts in which we consolidated much of our network support, administrative and management activities. These efforts resulted in restructuring and other charges totaling $1.4 million and $3.9 million in 2005 and 2004, respectively. Our restructuring activities are ongoing and additional charges will be recorded during 2006 as we strive to reduce our overall sales, general and administrative costs.

	Year Ended (in thousands)
	December 31, 2004	December 31, 2005
Communications equipment cost of revenue—inventory-write downs and other	$193	$—

Restructuring and other charges:
Workforce reductions and facilities consolidation	3,946	1,064
Impairment of long-lived assets	—	416
Contract termination charges	—	(119)

Total restructuring and other charges	3,946	1,361

Total restructuring and related charges	$4,139	$1,361

Other income and expense, net.    Other income and expense, net, decreased to $7.0 million for the fiscal year ended December 31, 2005 from $7.2 million for the fiscal year ended December 31, 2004. For the year ended December 31, 2005, other income and expense, net, was primarily attributable to interest income on investments of $1.0 million and other miscellaneous income totaling $6.1 million. For the year ended December 31, 2004, other income and expense, net was primarily attributable to interest income on investments of $5.4 million and other miscellaneous income totaling $1.8 million.

Interest expense, net of capitalized amounts.    Interest expense, net of capitalized amounts, decreased to $18.4 million for the year ended December 31, 2005 as compared to $31.3 million for the year ended December 31, 2004. Interest expense in 2005 and 2004 was primarily attributable to approximately $22.4 million and $29.8 million in interest on the convertible notes, of which $14.7 million and $24.8 million relate to amortization of original issue discount and related debt issuance costs. Approximately $7.0 million and $4.1 million of interest expense was capitalized into construction in process related to interest incurred during construction of our network expansion in 2005 and 2004, respectively.

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenue.    Revenue consists of the sale of data and Internet, broadband transport, long-distance and local voice communication services. Data and Internet sales consist of high-speed data transport utilizing technology based on IP and ATM/frame relay. Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Long-distance voice services consist of dedicated and billed minutes of use, including the transmission of voice long distance services on behalf of wholesale and retail customers.

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

Quarterly revenue by product for the year ended December 31, 2003 and 2004 is as follows (in thousands):

	Year ended December 31, 2003					Year ended December 31, 2004
	March 31,	June 30,	Sept 30,	Dec 31,	Total	March 31,	June 30,	Sept 30,*	Dec 31,	Total
Data and internet services	$—	$6,090	$34,053	$34,037	$74,180	$34,300	$35,964	$38,150	$41,731	$150,145
Broadband transport	—	10,586	56,272	57,136	123,994	57,969	59,323	62,081	65,289	244,662
Long-distance voice services	—	10,021	52,799	49,181	112,001	49,410	46,118	45,427	56,213	197,168
Local voice services	—	—	—	—	—	—	—	17,407	48,994	66,401
Equipment Sales	1,517	320	114	2,188	4,139	5,108	725	381	7,690	13,904

Total Revenue	$1,517	$27,017	$143,238	$142,542	$314,314	$146,787	$142,130	$163,446	$219,917	$672,280

*	Includes revenue subsequent to the date of the Broadwing Communication Services, Inc. and Focal acquisitions of June 13, 2003 and September 1, 2004, respectively.

Revenue increased to $672.3 million for the year ended December 31, 2004 from $314.3 million for the year ended December 31, 2003, primarily due to the inclusion of a full twelve month’s results for the Broadwing acquisition in the current year as compared to six months for the year ended December 31, 2003. In addition, the 2004 results include revenue from Focal since September 1, 2004 of approximately $81.5 million, comprised of $66.4 million associated with local voice services, $3.7 million of data and Internet revenue, $10.9 million of long-distance voice services and $0.6 million of broadband transport. Local voice services include reciprocal compensation of $9.4 million and carrier access services of $8.9 million. Equipment revenue increased to $13.9 million for the fiscal year ended December 31, 2004 from $4.1 million for the fiscal year ended December 31, 2003. The increase in revenue reflects significant increases in sales predominately to the U.S. Government.

Our voice services revenue were substantially impacted as a result of intense price competition. Overall, total voice revenues increased to $263.6 million for the year ended December 31, 2004 from $112.0 million for the year ended December 31, 2003. Excluding the effects of the timing of the Broadwing Communication Services, Inc. and Focal acquisitions, our long-distance voice services revenue increased primarily through increases in wholesale voice volumes associated with new contract wins, offset in part by a decrease in retail voice volumes as well as a decrease in overall average rates per minute. Our long-distance wholesale voice revenue can be subject to fluctuations dependent on the volume of traffic our carrier customers choose to place on our network based on available pricing within the wholesale market.

Excluding the effects of the Broadwing Communication Services, Inc. and Focal acquisitions, our data and internet and broadband revenues increased throughout 2004 principally through new contract wins.

Cost of Revenue.    Cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Cost of revenue increased to $455.4 million for the year ended December 31, 2004 from $265.0 million for the year ended December 31, 2003, primarily due to the inclusion of a full twelve month’s results for the communications services division in 2004 as compared to six months for the year ended December 31, 2003, as well as cost of service associated with Focal operations which have been included in the results of operations since September 1, 2004.

As a percentage of revenue, cost of revenue decreased to 68% from 74% excluding restructuring and other charges. During 2004, we achieved significant savings in communication services cost of revenue within our voice and data products. The decrease was primarily due to new vendor agreements and network grooming and hubbing that have allowed us to substantially reduce our access and termination costs. In total, our domestic average voice termination cost per minute decreased 15% from 2003, while average cost per access circuit decreased 9% (without allocation of hubbing costs).

In the fourth quarter of 2004, we entered into a new agreement with AT&T and its affiliated companies. Under the terms of the agreement, we agreed to increase our annual minimum contractual commitment to approximately $63.0 million per year over three years in return for the settlement of certain outstanding disputes totaling approximately $17.6 million and other invoice credits totaling approximately $10.8, million which predominately will be recognized ratably over the contract life.

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

Research and Development Expense.    Research and development expense consists primarily of personnel, laboratory and facilities, testing and prototype expenses related to the design of our hardware and software products. All costs related to product development, both hardware and software, are recorded as expenses in the period in which they are incurred.

Research and development expense decreased to $18.8 million for the fiscal year ended December 31, 2004 from $59.5 million for the fiscal year ended December 31, 2003. The decrease in expense was primarily attributable to the effect of the communications equipment division cost saving initiatives, including staff reductions, facilities and equipment consolidation and the curtailment of discretionary spending.

Sales, General and Administrative Expense.    Sales, general and administrative expense consists primarily of costs associated with personnel, travel, information systems support and facilities related to our sales, network operations, network engineering and administrative support functions.

Sales, general and administrative expense increased to $260.6 million for the fiscal year ended December 31, 2004 from $159.7 million for the fiscal year ended December 31, 2003. The increase in expense was primarily attributable to the inclusion of $227.1 million of sales, general and administrative expense associated with our communication services division, which includes a full twelve month’s results from the Broadwing acquisition and the results of Focal since September 1, 2004. As a percentage of revenue, sales, general and administrative expense decreased to 39% from 51% reflecting the effect of restructuring efforts designed to reduce overall costs and integration efforts associated with the Broadwing and Focal acquisitions.

Depreciation Expense.    Depreciation expense increased to $56.9 million for the fiscal year ended December 31, 2004 from $34.5 million for the fiscal year ended December 31, 2003. The increase in depreciation is primarily due to the Focal acquisition as well as the impact of a full twelve months of depreciation for the Broadwing Communication Services, Inc. assets during 2004 as compared to six months during the year ended December 31, 2003. This increase has been offset in part by a decrease in depreciation due to certain assets reaching the end of their depreciable lives during the current year and a decrease in depreciation related to adjustments to the estimated fair value of assets acquired in conjunction with the Broadwing Communication Services, Inc. acquisition.

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

Contract termination charges.    At the date of the acquisition of the assets of Broadwing Communication Services, Inc., we owned a 96% interest and the ability to appoint four of the six board members in a holding company that in turn owned Broadwing Communications, LLC. Cequel contributed approximately $0.9 million for a 1% ownership interest and the ability to appoint two of the six board members. Cincinnati Bell, previously the parent company of Broadwing Communications Services, Inc., retained a 3% non-voting equity interest. In addition, we entered into a management services agreement with Cequel under which Cequel would manage Broadwing Communications, LLC.

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

Liquidity and Capital Resources

Overview

We have historically incurred significant net losses and have used significant amounts of our cash to fund our operating and investing activities. These losses resulted from market declines within our equipment division as well as losses incurred within our communications division since its acquisition. Broadwing Communications Services, Inc., the previous owner of the Broadwing business, incurred significant net losses prior to the acquisition. We believe that operational improvements, strategic investments and complementary acquisitions will bring the company first to cash flow breakeven then toward profitability. We implemented this turnaround plan starting in late 2003 and continued through 2005. Through out this time, we have taken actions to eliminate our net cash burn and reduce our net loss. Progress has been made as shown in the reductions in net loss, cash used in operating activity and cash used in investing activity. Our efforts are continuing and may include further acquisitions, network cost reduction strategies and rationalization of our sales, general and administrative expenses. We cannot be sure, however, as to the amount and timing of the associated financial impact. We have financed our net cash outflows primarily through public and private sales of our debt and capital stock and borrowings under credit and lease facilities. Cash flows for 2004 and 2005 were as follows (in thousands):

	2004	2005	Change
Cash used in operating activities	$(112,825)	$(1,251)	$111,574
Cash provided by (used in) investing activities	(140,235)	41,906	182,141
Cash provided by (used in) finance activities	142,610	(98,489)	(241,099)

Net cash decrease in cash	$(110,450)	$(57,834)	$52,616

Operating Activity

Net cash used in operating activities decreased $111.6 million in 2005 compared to 2004. This improvement in operating cash flows was principally due to the following:

•	Reductions in net loss. $61.0 million in improvements in net loss excluding non-cash items such as provisions for bad debt, depreciation, amortization, equity-based expense and other non-cash charges. As discussed above, revenue growth, network cost improvement, Focal integration and the restructuring of our equipment division have been key initiatives that we focused on in 2004 and 2005 all of which has resulted in reduced operating cash outflows.

•	Improved trade accounts receivable collection. $15.3 million in net decreases in the change in trade accounts receivable much of which is due to improved collections associated with accounts acquired in the Focal acquisition.

•	Reductions in the payment of trade accounts payable and accrued expenses. $29.4 million in an overall decrease in cash used for the payment of accounts payable and accrued expenses. During 2004, significant payments were required for the settlement of Focal acquired liabilities.

Investing Activity

Net cash provided by/(used in) investing activities for the years ended December 31, 2005 and December 31, 2004 was $41.9 million and (140.2) million, respectively. This change in investing activity was due to the following:

•	The purchase and sale of invested cash surpluses. During 2004, on a net basis we invested $87.7 million of our cash surpluses in short and long-term securities to maximize interest income. During 2005, many of these investments matured or were sold to fund working capital and capital expenditure needs for net cash inflows of $107.4 million.

•	Reductions in the purchases of property and equipment. During 2005 and 2004, our purchases of property and equipment totaled $62.9 million and $74.7 million, respectively, and were primarily associated with the integration of the Focal network, network improvements and new products and services. Included in the 2005 purchases was approximately $7.6 million of a Ciena deposit which was used for equipment purchases. At December 31, 2005, the remaining Ciena equipment purchase deposit was $2.1 million. In 2006 and 2007, we are commited to purchase an additional $11.0 million of equipment and services from Ciena in each year.

•	Cash acquired from the acquisition of Focal and Broadwing. 2004 investments were offset, in part, by $10.5 million in cash received in the acquisition of Focal and $10.0 million of purchase price reductions associated with the Broadwing.

On September 1, 2004, the Company invested approximately $97.7 million, including acquisition costs, and assumed $98.1 million in debt to acquire 100% of the voting equity interest of Focal. The Merger Agreement, dated March 3, 2004, provided for a purchase price of $210.0 million, which was reduced by $76.1 million in assumed debt outstanding, $19.5 million in assumed capitalized lease obligations, and a reduction of $14.2 million due to the stock price trading below the low end of the range at the time of acquisition.

Financing Activity

Net cash provided (used in) by financing activities was $142.6 million and ($98.5) million for the years ended December 31, 2004 and 2005, respectively. Financing activity in 2004 and 2005 principally related to the issuance and subsequent repayment of our unsecured convertible note. On February 19, 2004, we issued $225.0 million unsecured convertible notes in a private placement to institutional investors for net proceeds of $217.8 million. Borrowings under the unsecured convertible notes accrued interest at a stated rate of 5% payable quarterly, while principal was scheduled for repayment in seven equal quarterly installments commencing on August 19, 2004. Provided certain conditions were met and at the election of the Company, principal and interest were payable in either cash or common stock at a conversion price of 95% of the average stock price for the 20 days preceding conversion. The final principal and interest installment of $32.5 million was paid on February 20, 2006 half in cash and half in common stock.

During 2004 and 2005, we paid principal and interest due under the convertible note as follows (in thousands):

	2004	2005
Payment
Cash	(4,670)	(100,022)
Common stock*	(67,686)	(34,168)

Total	(72,356)	(134,190)

*	Shares issued under the plan total 9.6 million and 6.3 million in 2004 and 2005, respectively.

In October 2005, we entered into a three-year revolving credit facility that provides borrowing capacity up to $75 million subject to certain limitations. The facility is secured by a pledge of accounts receivable of Broadwing. Borrowings will bear an interest rate, at Broadwing’s option, at either LIBOR plus 3.75% or an alternate base rate, defined as the higher of the prime or federal funds rate, plus 2.5%. If cash, investments, and undrawn availability under the facility fall below $100.0 million while borrowings are outstanding, Broadwing must deposit $25.0 million into a designated restricted account. Borrowing under the facility will be limited by an amount of eligible accounts receivable available as collateral, and the amount of our “Liquidity,” as defined in the agreement. As the available borrowing under the facility is limited, the amount available at any point in time may be substantially less than $75.0 million and the facility could be unavailable in certain circumstances. The facility is subject to an unused line fee of one-half of one percent (0.05%), an annual fee of $0.4 million and closing costs of $1.5 million which will be amortized over the life of the facility. To date, we have not drawn down on the facility.

We believe that our current cash and cash equivalents, short-term investments and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through the next twelve months. We plan however to raise additional capital through a debt or equity facility for purposes of funding our operations and capital expenditures. To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution to our existing shareholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could impact our business, financial condition and earnings.

As of December 31, 2005, long-term restricted cash totaled $14.6 million associated with outstanding irrevocable letters of credit relating to lease obligations for various business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each of the respective lease agreements.

Contractual Obligations and Commercial Commitments

The following table provides information about our contractual obligations and commercial commitments as of December 31, 2005. Additional detail about these items is included in the notes to the consolidated financial statements:

Commitments Contingencies	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$32,369	31,659	710	—	—
Capital lease obligations	39,828	3,459	6,470	5,286	24,613
Operating leases	215,023	34,177	61,568	42,459	76,819
Contractual purchase commitments	587,086	213,744	292,660	80,169	513

Total contractual obligations	$874,306	283,039	361,408	127,914	101,945

Other Commercial Commitments	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Letters of credit	$14,071	9,567	1,024	1,549	1,931

Contractual purchase commitments consist primarily of leased circuits from third parties.

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk.

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements.

Our exposure to market risk for changes in interest rates relates to our cash equivalents and investments. Our investments are available-for-sale. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We mitigate default risk by investing in only investment-grade securities. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments are carried at market value, which approximates cost. If market interest rates were to increase by one percent from December 31, 2005, the fair value of our portfolio would decline less than approximately $1.0 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Broadwing Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A: Controls and Procedures, that Broadwing Corporation (Broadwing or the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Broadwing maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Broadwing Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 4, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/: KPMG LLP

Austin, Texas

March 4, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Broadwing Corporation:

We have audited the accompanying consolidated balance sheets of Broadwing Corporation and subsidiaries (Broadwing) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadwing Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Broadwing’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/: KPMG LLP

Austin, Texas

March 4, 2006

BROADWING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2004	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$124,540	$66,706
Short-term investments	100,139	42,648
Trade accounts receivable, net of allowances of $50,136 and $36,977 at December 31, 2004 and 2005, respectively	94,731	75,579
Prepaids and other current assets	24,027	18,565

Total current assets	343,437	203,498
Restricted cash, non-current	13,911	14,606
Long-term investments	49,676	—
Property and equipment, net	286,038	260,681
Goodwill	48,696	58,354
Intangible assets, net	30,152	24,820
Other non-current assets, net	9,080	11,545

Total assets	$780,990	$573,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, net of discounts, and capital lease obligations, current portion	$117,324	$33,072
Accounts payable	12,452	32,221
Accrued expenses and other liabilities	45,882	42,113
Accrued payroll	8,057	12,231
Accrued communication service costs	41,089	25,441
Deferred revenue, current portion	7,072	6,941
Accrued restructuring and other charges	8,620	3,965

Total current liabilities	240,496	155,984
Notes payable, net of discounts, and capital lease obligations, net of current portion	52,218	20,819
Deferred revenue, net of current portion	18,288	17,939
Other long-term liabilities	14,949	13,750

Total liabilities	325,951	208,492
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value; 1,900,000,000 shares authorized; 68,424,060 shares issued and 67,195,880 shares outstanding as of December 31, 2004; 75,266,437 shares issued and 74,038,257 shares outstanding as of December 31, 2005	679	747
Treasury Stock (1,228,180 shares at December 31, 2004 and December 31, 2005, at cost)	(9,512)	(9,512)
Additional paid-in capital	3,137,928	3,180,764
Accumulated other comprehensive loss:
Unrealized investment losses	(717)	(220)
Accumulated deficit	(2,673,339)	(2,806,767)

Total stockholders’ equity	455,039	365,012

Total liabilities and stockholders’ equity	$780,990	$573,504

See accompanying notes to consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 31, 2003	December 31, 2004	December 31, 2005
Revenue	$314,314	$672,280	$879,106

Total cost of revenue:	265,019	455,429	580,441
Research and development (including equity based expense of $12,659, $3,776, and $645 for the year ended December 31, 2003, 2004, and 2005 respectively)	59,461	18,771	6,817
Sales, general and administrative (including equity based expense of $7,938, $4,858, and $3,844 for the year ended December 31 2003, 2004, and 2005, respectively)	159,673	260,640	308,882
Litigation settlement	—	—	2,000
Depreciation	34,529	56,928	96,075
Amortization	6,913	4,632	5,631
Restructuring and other charges	59,381	3,946	1,361

Total operating expenses	584,976	800,346	1,001,207
Operating loss	(270,662)	(128,066)	(122,101)
Other income, net	10,308	7,160	7,032
Interest expense, net of capitalized amounts	(504)	(31,275)	(18,359)

Net loss before minority interest	(260,858)	(152,181)	(133,428)
Minority interest	387	—	—

Net loss	$(260,471)	$(152,181)	$(133,428)

Basic and diluted net loss per common share	$(6.05)	$(2.86)	$(1.83)
Basic and diluted weighted average common shares	43,060	53,217	72,894

See accompanying notes to consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Stockholder Note Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 28, 2002	41,311,360	$414	$2,812,979	$(32)	$(4,405)	$(8,191)	$(2,260,687)	$540,078
Exercise of stock options and employee stock purchase plan	1,013,435	10	4,612	—	—	—	—	4,622
Private Placement	6,727,828	66	73,728	—	—	—	—	73,794
Acquisition of minority interest in Broadwing Communications, LLC	275,000	3	11,914	—	—	—	—	11,917
Collection of shareholder note	—	—	—	32	—	—	—	32
Equity-based expense	—	—	24,604	—	—	—	—	24,604
Foreign exchange adjustment	—	—	—	—	—	8,215	—	8,215
Unrealized gains on investments	—	—	—	—	—	(15)	—	(15)
Treasury stock purchase, 636,750 shares at cost	—	—	—	—	(5,107)	—	—	(5,107)
Net loss	—	—	—	—	—	—	(260,471)	(260,471)

Balance at December 31, 2003	49,327,623	493	2,927,837	—	(9,512)	9	(2,521,158)	397,669
Exercise of stock options, warrants, and employee stock purchase plan	804,680	8	6,031	—	—	—	—	6,039
Warrants issued with convertible notes	—	—	33,222	—	—	—	—	33,222
Repayment of convertible notes and accrued interest with common stock	9,649,928	92	67,595	—	—	—	—	67,687
Equity-based expense	—	—	9,261	—	—	—	—	9,261
Acquisition of Focal	8,641,829	86	93,982	—	—	—	—	94,068
Unrealized loss on investments	—	—	—	—	—	(726)	—	(726)
Net loss	—	—	—	—	—	—	(152,181)	(152,181)

Balance at December 31, 2004	68,424,060	679	3,137,928	—	(9,512)	(717)	(2,673,339)	455,039
Exercise of stock options, warrants, and employee stock purchase plan	542,737	5	1,557	—	—	—	—	1,562
Repayment of convertible notes and accrued interest with common stock	6,299,640	63	36,790	—	—	—	—	36,853
Unrealized loss on investments	—	—	—	—	—	497	—	497
Equity-based expense	—	—	4,489	—	—	—	—	4,489
Net loss	—	—	—	—	—	—	(133,428)	(133,428)

Balance at December 31, 2005	75,266,437	$747	$3,180,764	$—	$(9,512)	$(220)	$(2,806,767)	$365,012

See accompanying notes to consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31, 2003	December 31, 2004	December 31, 2005
Cash flows from operating activities:
Net loss	$(260,471)	$(152,181)	$(133,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,442	60,291	101,707
Equity-based expense	20,597	8,634	4,489
Provision for bad debt and sales allowances	15,412	22,848	37,794
Deferred financing, original issue discount amortization, and accretion of interest	—	21,477	10,827
Amortization of deferred revenue and other	—	(3,016)	(1,520)
Non-cash restructuring, goodwill and asset impairments, inventory write-downs and other charges	71,455	—	(797)
Minority interest	(387)	—	—
Changes in operating assets and liabilities, excluding acquired amounts:
Accounts receivable	8,467	(30,872)	(15,617)
Inventories	(21,921)	(228)	1,179
Other current and non-current assets	8,789	(245)	4,199
Accounts payable	(40,182)	(32,376)	19,657
Other accrued expenses and deferred revenue	(26,595)	(7,157)	(29,741)

Net cash used in operating activities	(183,394)	(112,825)	(1,251)

Cash flows from investing activities:
Purchase of property and equipment	(12,243)	(74,724)	(55,255)
Ciena equipment deposit	—	—	(11,000)
Proceeds from the sale of property and equipment	—	1,720	788
Purchase of investments	(86,772)	(216,519)	(512,479)
Sale of investments	95,543	128,778	619,852
Decrease in deposits and other long-term assets	2,850	—	—
Cash acquired in business combinations, net of acquisition costs	—	10,510	—
Broadwing Communication Services, Inc. acquisition	(81,097)	10,000	—
Purchase of minority interest in Broadwing Communications, LLC	(1,789)	—	—

Net cash provided by (used in) investing activities	(83,508)	(140,235)	41,906

Cash flows from financing activities:
Increase in restricted cash and deferred financing costs	(4,704)	(4,269)	(2,185)
Proceeds from private placement of common stock	73,794	—	—
Proceeds from stock options and warrants exercised	4,622	6,016	1,529
Proceeds from repayment of shareholder note	32	—	—
Proceeds from the issuance of convertible notes and associated warrants	—	217,750	—
Repayment of notes payable and capital lease obligations	(1,055)	(76,887)	(97,833)
Purchase of treasury stock	(5,107)	—	—

Net cash provided by (used in) financing activities	67,582	142,610	(98,489)

Cash effect of foreign exchange adjustment	477	—	—

Net decrease in cash and cash equivalents	(198,843)	(110,450)	(57,834)
Cash and cash equivalents—beginning of period	433,833	234,990	124,540

Cash and cash equivalents—end of period	$234,990	$124,540	$66,706

Supplemental disclosure of cash flow information:
Interest paid	$410	$3,241	$5,890

Supplemental disclosure of noncash activities:
Repayment of convertible notes with common stock	$—	$67,687	$32,080
Assets acquired through capital lease	—	679	2,266
Deposit with Ciena converted to equipment	—	—	7,613
Purchase business combination consideration paid with common stock	—	94,068	—
Inventory installed as fixed assets	$13,685	$1,000	$—

See accompanying notes to consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business and Basis of Presentation

Broadwing Corporation and subsidiaries (“Broadwing” or the “Company”), formerly known as Corvis Corporation, operates within the communications industry. The consolidated financial statements include Broadwing Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is based in Austin, Texas, and it is a provider of data and Internet, broadband transport, and voice communications services throughout the United States. On June 13, 2003 the Company acquired most of the assets and certain of the liabilities of Broadwing Communication Services, Inc., which had been one of the Company’s largest communications equipment customers. Excluding post-acquisition intercompany sales, Broadwing Communications Services, Inc. represented 43% and 12% of the Company’s total annual revenue in 2002 and 2003, respectively.

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

On September 1, 2004, the Company consummated its acquisition of Focal Communications Corporation (“Focal”). Focal was a Chicago-based competitive local exchange carrier that provides voice and data solutions to enterprises, carriers and resellers. The results of Broadwing Communication Services, Inc. and Focal have been included in the consolidated financial statements from the dates of their respective acquisitions.

Effective June 30, 2003, the Company changed its accounting reporting cycle from a 52- or 53-week fiscal year-end, ending on the Saturday closest to December 31, to a calendar quarter and year-end.

(b)	Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. Any such securities are stated at fair market value and unrealized holding gains and losses are recognized as a component of other comprehensive income (loss).

(c)	Restricted Cash

Restricted cash primarily relates to escrow accounts established in conjunction with outstanding irrevocable letters of credit associated with lease obligations for various business arrangements. As of December 31, 2005 and 2004, restricted cash totaled $14.6 million and $13.9 million, respectively.

(d)	Short-term and Long-term Investment Securities

Short-term and long-term investment securities at December 31, 2005 and 2004 consist of U.S. corporate obligations with an original maturity greater than three months and all auction rates securities. The Company classifies these securities as available-for-sale securities. Available-for-sale securities are recorded at fair market value and unrealized holding gains and losses are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(e)	Revenue and Cost of Revenue

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

At December 31, 2005, a significant portion of these reserves primarily relate to reciprocal compensation and carrier access billings (“CABS”), associated with disputed contracts acquired in the Focal purchase. These disputed amounts relate to service periods both before and after the acquisition date. Certain carriers have disputed certain charges as inappropriate or outside the scope of existing tariffs or contractual agreements. Trade accounts receivable from reciprocal compensation and carrier access billing totaled $31.4 million with associated credit allowances totaling $20.3 million.

Indefeasible right-of-use (“IRU”) agreements represent the lease of network capacity or dark fiber and are recorded as deferred revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as the services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized deferred revenue is recognized in the period in which the contract is terminated. Non-cash IRU revenue for the years ended, December 31, 2003, 2004 and 2005 comprised approximately 1%, 3% and 2% of revenue, respectively.

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

The Company performs bill verification procedures to ensure that there are no errors in access vendors’ billed invoices. The bill verification procedures include the examination of bills, the comparison of rates between

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

billed rates with rates used by the Company’s expense estimation systems, the comparison of circuits billed to a database of active circuits, and evaluating the trend of invoiced amounts by vendors, including the types of charges being assessed. If the Company concludes that it has been billed inaccurately, it will dispute the charge with the vendor and begin resolution procedures. The Company records a charge to cost of revenue and a corresponding increase to the accrued communication service costs for the disputed amounts, unless past experience or other corroborating evidence indicates that it is not probable that it will ultimately be required to pay. If an agreement is reached with a vendor in which the Company settles a disputed amount for less than the corresponding accrual, a gain is recognized in the period in which the settlement is reached. Previously unaccrued disputes are reviewed periodically to assess whether a loss has become probable and estimable, in which case an accrual is established.

(f)	Accounts Receivable Allowances

The Company records specific reserves to reduce revenue and related trade accounts receivable when significant uncertainties exist related to the recoverability of certain service billings. The Company also records estimates of reserves for routine service credits granted to customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company determines the estimate of the allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, the customers’ financial condition and historical experience. The following is a summary of accounts receivable allowances for activity and balances:

	Balance at beginning of Period	Other		Provisions	Deductions	Balance at End of Period
Year ended December 31, 2003	$—	$27,072	(a)	$15,412	$(22,491)	$19,993
Year ended December 31, 2004	$19,993	$34,467	(b)	$22,848	$(27,172)	$50,136
Year ended December 31, 2005	$50,136	$—		$37,794	$(50,953)	$36,977

(a)	Amounts acquired in the June 13, 2003 acquisition of Broadwing Communication Services, Inc.
(b)	Amounts acquired in the September 1, 2004 acquisition of Focal Communications Corporation

(g)	Property and Equipment

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

Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs directly related to construction of internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h)	Goodwill and Other Intangible Assets

Intangible assets with finite lives are amortized on a straight-line basis over that life. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite lived and such intangible assets are not amortized.

Goodwill and intangible assets not subject to amortization are tested annually in the fourth quarter for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

(i)	Recoverability of Long-lived Assets

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

(j)	Accounting for Asset Retirement Obligations

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of FIN 47 has not had a material impact on our consolidated results of operations and financial condition.

The Company leases various facilities in which communication equipment is located. Terminating and decommissioning these facilities requires the removal of any assets and restoration of the lease space to its original condition. Accordingly, upon adoption of SFAS No. 143, the Company recorded an estimated asset retirement obligation of $2.7 million, which was estimated using management’s, estimate of the expected future cash expenditures. In addition, the Company recorded an asset retirement obligation related to Focal’s leased facilities in the amount of $1.9 million during the third quarter of 2004. During the fourth quarter 2004, the Company downwardly revised prior reserve estimates by $1.6 million as actual closure costs incurred were at rates below the Company’s original estimates. The present value of all asset retirement obligations was

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculated using a discount rate of 8% over the estimated remaining life of the lease. The following table displays the activity and balance of the liability account for the periods ended December 31, 2005 (in thousands):

Asset Retirement Obligation
Balance at December 31, 2003	2,857
Focal acquisition	1,927
Accretion of interest	422
Liabilities settled	(283)
Additions	11
Change in estimate	(1,586)

Balance at December 31, 2004	$3,348

Accretion of interest	272
Liabilities settled	—
Additions	—
Change in estimate	—

Balance at December 31, 2005	$3,620

(k)	Research and Development

Research and development costs are expensed as incurred.

(l)	Income Taxes

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

(m)	Advertising costs.

Costs related to advertising are expensed as incurred and are included in selling, general and administrative in our consolidated statements of operations.

(n)	Net Loss Per Common Share

The computations of basic and diluted net loss per common share are based on the weighted average number of common shares outstanding during the period. Dilutive earnings per share give effect to all potentially dilutive common securities. Potentially dilutive securities include stock options warrants and convertible debt.

(o)	Uses of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for items and matters such as customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, recoverability of assets, impairment, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending legal and tax matters. If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. Actual results could differ from these estimates.

(p)	Stock split and stock dividend

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

(q)	Stock Options and Warrants

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

	Year End
	December 28, 2003	December 31, 2004	December 31, 2005
Net loss	$(260,471)	$(152,181)	$(133,428)
Deduct total stock-based employee compensation expense determined under the fair-value based method for all awards	(66,201)	(32,527)	(11,272)
Add back stock-based employee compensation expense included in reported net loss	24,604	8,264	4,489

Pro forma net loss	$(302,068)	$(176,444)	$(140,211)

Pro forma basic and diluted net loss per common share	$(7.02)	$(3.32)	$(1.92)

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(r)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of auction rate securities in the amount of $21.5 million and $25.4 million to short-term investments at December 31, 2003 and 2004, respectively. Auction rate securities, because of the short duration of their reset periods, were previously included in cash and cash equivalents for all periods presented. As a result of this reclassification, the Company’s cash flow from investing activities now includes the investments and sales of auction rate securities for all periods presented. Additionally, equity based expense was reclassified in the consolidated statements of operations in accordance with Staff Accounting Bulletin No. 107. These reclassifications had no impact on previously reported total current assets, total assets, or net loss and does not affect previously reported cash flows from operating activities.

(s)	New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R are effective for public entities that do not file as small business issuers as of the beginning of the annual reporting period that begins after June 15, 2005. We have previously issued employee stock options for which no expense has been recognized, and which will not be fully vested as of the effective date of SFAS No. 123R. We believe the impact of adopting SFAS No. 123R, based on our unvested options outstanding at December 31, 2005, will be to increase our pre-tax stock-based compensation expense in 2006 between $5.5 million and $7.5 million. The preceding excludes restricted stock based compensation, which is estimated to be $3.8 million based on outstanding units at December 31, 2005.

In November 2004, the FASB issued SFAS No.151, Inventory Costs, amendment to ARB No. 43 Chapter 4, (SFAS No. 151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the impact of SFAS No. 151 to have a material effect our financial position, results of operations or liquidity.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 which for us will be as of the beginning of fiscal 2007.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Acquisitions

(a)	Broadwing Communication Services, Inc.

On February 23, 2003, the Company entered into an agreement to invest approximately $129.0 million, including acquisition costs, for most of the assets and certain of the liabilities of Broadwing Communications Services, Inc. This purchase price was subject to a pre-closing reduction of up to $14.3 million if Broadwing Communications Services, Inc. failed to reach certain revenue and EBITDA targets, as defined in the agreement, and a post-closing reduction of an additional $10.0 million if certain EBITDA targets, as defined in the agreement, were not reached in a one-year period after the closing. The agreement also committed Broadwing Communications Services, Inc. to make capital expenditures of $3.0 million each month, consistent with its financial plan. On June 6, 2003, the parties agreed to reduce the purchase price by $7.2 million due to failure to meet the revenue target and by an additional $7.2 million for failure to achieve the targeted financial results. An additional reduction in the purchase price of approximately $23.0 million was negotiated reflecting the seller’s desire to forego making additional required capital expenditures as required under the agreement, such as equipment and network upgrades, and to accelerate the closing of the transaction. These reductions reduced the purchase price to $92.9 million, including acquisition costs. The Broadwing Communication Services, Inc. acquisition closed on June 13, 2003. Subsequently, in November 2003, the parties agreed on an additional post-closing reduction in the purchase price to $81.1 million, net of purchase adjustments and acquisitions costs, as negotiated pursuant to working capital and receivable adjustment obligations set forth in the agreement and the Company’s release of certain warranties. In addition, during the third quarter of 2004, the Company adjusted the value of its fixed assets purchased pursuant to the terms of the original purchase agreement whereby the Company would receive an additional $10.0 million reduction in price if certain EBITDA targets were not met for the period from July 1, 2003 to July 1, 2004. On November 3, 2004, the seller paid the $10.0 million purchase price adjustment in full.

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

On November 20, 2003, the Company acquired Cequel’s 1% equity stake and additional interests in Broadwing Communications, LLC and terminated its management services agreement in exchange for a combination of cash and equity. In addition, the Company entered into a new master network services agreement to provide Cequel services over a four-year period at prices ranging from cost reimbursement to current market pricing. As a result of this agreement, the Company recorded restructuring charges of $18.5 million in the fourth quarter of 2003.

(b)	Focal

On September 1, 2004, the Company invested approximately $97.7 million, including acquisition costs, and assumed $98.1 million in debt to acquire 100% of the voting equity interest of Focal. Focal operating results subsequent to September 1, 2004 are included in the consolidated financial statements.

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

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At closing, the purchase price was determined to be $97.7 million, comprised of approximately $94.1 million of the Company’s common stock issued to Focal’s equity holders, of which $0.2 million relates to interest, and $4.5 million paid in cash. Per the Merger Agreement, the number of shares of common stock to be issued was determined based on the average closing price for the 20-day period ending three days before closing not to exceed a range between $12.70 and $29.50 per share. Because the 20-trading day average was less than $12.70 per share, the per share valuation used at the closing was $12.70, with Focal stockholders receiving a total of 8,641,829 shares of the Company’s common stock, of which 18,209 shares were issued at a settlement rate of $10.20 related to interest. The closing price of common stock for the five day average ended September 3, 2004 equaled $10.90 per share for determination of the purchase price.

The purchase price has been allocated to the assets and liabilities acquired, based on the estimated fair value that was finalized in the third quarter of 2005. Certain accounts receivable, accrued cost of service and other estimates have been contested and are subject to dispute. The following table provides a purchase price allocation rollforward from estimates recorded at September 30, 2004 to the final purchase price allocation (in thousands):

	Fair Value
	September 30, 2004	Adjustments		As Adjusted
Current assets	$54,112	$1,114	(a)	$55,226
Property and equipment	155,865	—		155,865
Customer relationships	9,900	300		10,200
Goodwill	30,601	27,753	(b)	58,354

Total assets acquired	250,478	29,167		279,645

Current liabilities	54,600	15,496	(c)	70,096
Long-term liabilities	98,130	12,822	(d)	110,952

Total liabilities assumed	152,730	28,318		181,048

Purchase price	$97,748	$849		$98,597

(a)	The increase in current assets is attributable to a decrease in provisions for preacquisition receivable disputes.
(b)	The increase in goodwill equals the decrease in the estimated fair value of net assets acquired.
(c)	The increase in current liabilities is due to an increase in accrued service costs associated with preacquisition vendor disputes.
(d)	The increase in long-term liabilities is due to finalization of the determination of the fair values of acquired operating leases.

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

(3)	Restructuring and Other Charges

Starting in 2001 conditions within the general economy and communications sector have resulted in reduced capital expenditures by carriers and a reduced demand for communications equipment. These declines have had a severe adverse impact on the Company’s communications equipment revenue and results of operations.

In response to these conditions, the communications equipment division has been restructured through staff reductions and other consolidation efforts in an effort to decrease operating expenses and to conserve financial

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resources. These restructuring initiatives have been reflected in the results of operations in 2003, 2004, and 2005, and management will continue to assess the need for additional restructurings in response to economic changes or strategic initiatives in the future.

During the third quarter of 2004, the Company implemented certain staff reduction and reorganization efforts within its communication services division primarily related to the integration of Focal operations.

The Company recorded the following charges for the periods then ended (in thousands):

	Year Ended
	December 31, 2003	December 31, 2004	December 31, 2005
Communications equipment cost of revenue—inventory-write downs and other	$31,163	$193	$—

Restructuring and other charges:
Workforce reductions and facilities consolidation	24,943	3,946	1,064
Valuation and impairment of long-lived assets, including goodwill	15,950	—	416
Contract termination charges	18,488	—	(119)

Total restructuring and other charges	59,381	3,946	1,361

Other income (expense), net—impairment of strategic equity investments	385	—	—

Total restructuring and related charges	$90,929	$4,139	$1,361

Communications equipment cost of revenue—inventory-write-downs and other

The Company writes down inventory for estimated obsolete, excess and overvalued inventory based on estimated sales projections and market values. As a result of the decline in spending by communications carriers and the discontinuation of certain products, the Company recorded $31.2 million and $0.2 million in inventory write-downs during 2003 and 2004, respectively. Charges recorded during 2003 relate to accruals for purchase commitments beyond inventory needs. Charges recorded during 2004 relate to changes in previous estimates.

Workforce reductions and facilities consolidation

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

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 20, 2003, the Company acquired Cequel’s 1% percent equity stake and additional interests and terminated the management services agreement. In aggregate, the Company paid $2.9 million in exchange for Cequel’s initial investment, as final payment for services previously rendered, the termination of the Cequel management services agreement, and in exchange for ongoing consulting services in the future. As additional consideration, the Company also issued, and agreed to register with the Securities and Exchange Commission, 0.28 million shares of its common stock to Cequel and granted them a warrant to purchase an additional 0.73 million shares at prices ranging from $13.70, the closing price on November 20, to $22.50 per share. As part of this agreement, the Company also entered into a 15-year network services agreement with Cequel whereby it would provide network services at prices ranging from incremental cost reimbursement to current market pricing. In addition, Cequel agreed to provide certain consulting services to the Company over four-years and would act as a non-exclusive sales agent for its products and services, for which they would receive sales commissions. During the fourth quarter of 2003, the Company recorded a charge in the amount of $18.5 million equal to the excess of the fair value of the cash, equity and services committed over the fair value of Cequel’s ownership interest and services performed.

The following table displays the activity and balances of the restructuring accrual account for the periods ended December 31, 2004 and December 31, 2005 (in thousands):

	Cost of Revenue	Restructuring and Other Charges
	Inventory Write- downs	Workforce and Facilities Consolidation	Total Restructuring and Other Charges	Total
Balance as of December 31, 2003	$2,534	$5,954	$5,954	$8,488
Restructuring and other charges	193	3,946	3,946	4,139
Cash payments	(2,254)	(6,379)	(6,379)	(8,633)
Accretion of interest	—	46	46	46
Non cash charges and acquired restructuring liability	(237)	4,817	4,817	4,580

Balance as of December 31, 2004	236	8,384	8,384	8,620
Restructuring and other charges	—	1,361	1,361	1,361
Cash payments	(50)	(6,980)	(6,980)	(7,030)
Accretion of interest	—	29	29	29
Non cash charges	—	985	985	985

Balance as of December 31, 2005	$186	$3,779	$3,779	$3,965

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Financial Instruments

Short-term and long-term investments as of December 31, 2004 are comprised of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$116,190	$—	$(348)	$115,842
Euro Dollar bonds	31,817	—	(136)	31,681
U.S. government and agency securities	52,181	—	(233)	51,948
Auction rates securities	30,375	—	—	30,375
Money market funds	44,509	—	—	44,509

	$275,072	$—	$(717)	$274,355

Included in cash and cash equivalents	$124,540	$—	$—	$124,540
Included in short-term investments	100,449	—	(310)	100,139
Included in long-term investments	50,083	—	(407)	49,676

	$275,072	$—	$(717)	$274,355

Short-term and long-term investments as of December 31, 2005 are comprised of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$35,844	$—	$(93)	$35,751
Commercial paper	13,227	—	(4)	13,223
Euro Dollar bonds	9,536	—	(23)	9,513
U.S. government and agency securities	37,183	—	(99)	37,084
Auction rates securities	1,000	—	(1)	999
Money market funds	12,784	—	—	12,784

	$109,574	$—	$(220)	$109,354

Included in cash and cash equivalents	$66,706	$—	$—	$66,706
Included in short-term investments	42,868	—	(220)	42,648

	$109,574	$—	$(220)	$109,354

Fair value of financial instruments.    Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and borrowings. The carrying values of cash and cash equivalents, accounts receivable, auction rate securities, marketable debt securities, accounts payable and short-term borrowings approximate their fair values because of their short-term nature. The fair value of our long-term borrowings approximates carrying value.

(5)	Property and Equipment

Starting in 2003 and continuing through 2005, the Company implemented a series of capital projects to expand and improve its network. Costs associated directly with expansions and improvements to the network, including employee related costs, have been capitalized, and interest costs incurred during construction were

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capitalized based on the weighted average accumulated construction expenditures and interest rates related to the Company’s borrowings at the time. During 2004 and 2005, approximately $4.1 and $7.0 million, respectively, of interest was capitalized.

Property and equipment consist of the following (in thousands):

	December 31, 2004	December 31, 2005	Depreciable Lives (years)
Land	$7,950	$7,950	Indefinite
Buildings and leasehold improvements	68,748	63,195	2-40
Transmission facilities	184,223	293,049	3-20
Furniture, fixtures, vehicles and other	24,694	24,802	2-15
Fiber usage rights	14,513	16,133	5-20
Testing and manufacturing equipment	74,226	71,892	3-5
Construction in process	73,126	32,648	—

	447,480	509,669
Less: Accumulated depreciation	(161,442)	(248,988)

Property and equipment, net	$286,038	$260,681

Included in construction in process is approximately $17.6 million and $13.2 million of network spares inventory at December 31, 2005 and 2004, respectively. Interest is not capitalized on network spares inventory.

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

(6)	Goodwill and Other Intangible Assets

Goodwill

The Company recorded $58.4 million of goodwill related to the acquisition of Focal.

Other Intangible Assets

	As of December 31, 2004		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
			(in thousands)
Amortized intangible assets:
Customer relationships and in-place contracts (3 to 7 years)	$34,150	$6,908	$34,450	$12,540

Unamortized intangible assets:
Goodwill	$48,696		$58,354
Trademarks	2,910		2,910

Total	$51,606		$61,264

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded $10.2 million in intangible assets related to the Focal acquisition. The intangible assets relate to customer relationships that will be amortized on a straight line basis over a period of 7 years.

Intangible asset amortization expense was $6.9 million, $4.6 million and $5.6 million for years ended December 31, 2003, 2004, and 2005, respectively. The Company estimates amortization expense will be $4.6 million in 2006, $3.7 million in 2007, $3.8 million in 2008, $3.3 million in 2009 and $3.3 million in 2010 and $3.6 million thereafter.

During the fourth quarter of 2005, the Company performed an impairment analysis of the intangible assets acquired as part of the Broadwing Communication Services, Inc. and Focal Communications acquisitions pursuant to SFAS 142 and SFAS 144. The Company did not recognize an impairment loss, as the carrying amount of finite-lived intangible assets were determined to be recoverable.

(7)	Notes Payable and Credit Facility

On February 19, 2004, the Company borrowed $225.0 million under unsecured convertible notes in a private placement to institutional investors. The loans matured on and were paid in full on February 20, 2006. Borrowings under the loans accrue interest at a stated rate of 5% payable quarterly, while principal is scheduled for repayment in seven equal quarterly installments which commenced on August 19, 2004. Provided certain conditions are met and at the election of the Company, principal and interest are payable in either cash or common stock at a conversion price of 95% of the average stock price for the 20 days preceding conversion. If the average stock price exceeds a specified threshold, principal and interest are payable in common stock. Provided certain conditions are met, the notes can be prepaid in cash at any time at a premium of 103% if the Company’s common stock is trading at or above $13.50. Under certain conditions, the Company’s election to convert may require the issuance of additional warrants. The holders may convert at any time.

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

Under certain conditions, the holders can participate in subsequent rights offerings. The noteholders have the right to approve the declaration of and participate in dividends. Unpaid principal is redeemable by the holders at 115% of face value upon a change of control. The Company has determined the early redemption and the change in control option to be embedded derivatives and has determined the value of embedded derivatives to be immaterial. Under the terms of the notes, the Company may incur additional indebtedness of up to $100.0 million, subject to certain limitations.

In August and November 2004 and February 2005, the Company elected to pay principal and interest due on the unsecured convertible notes issued in February 2004 primarily in shares of our common stock, resulting in the issuance of 3,212,141, 6,437,787, and 6,299,640 shares of common stock, respectively. All other payments in 2005 of principal and interest were made in cash.

The Company assumed $76.1 million in Senior Debt in the acquisition of Focal, which was repaid in cash immediately upon closing.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of notes payable as of December 31, 2005 and December 31, 2004 is as follows (in thousands):

	December 31, 2004	December 31, 2005
Leasehold improvements loan due May 2009, 10% interest rate	$691	$560
Senior unsecured convertible notes, 5% interest rate due February 2006, less unamortized debt discount of $12,837 and $789 at December 31, 2004 and 2005, respectively	147,877	31,354
Other	707	455

	149,275	32,369
Less: current portion	(116,464)	(31,659)

Notes payable, net of discounts and current portion	$32,811	$710

On October 18, 2005, Broadwing announced that it had entered into a revolving credit facility that provides borrowing capacity to borrow up to $75 million subject to certain limitations, commencing November 29, 2005 with a final maturity date of October 14, 2008. The facility is secured by a pledge of accounts receivable. Borrowings will bear an interest rate, at Broadwing’s option, at either LIBOR plus 3.75% or an alternate base rate, defined as the higher of the prime or federal funds rate, plus 2.5%. If cash, investments, and undrawn availability under the facility fall below $100.0 million while borrowings are outstanding, Broadwing must deposit $25.0 million into a designated restricted account. Borrowing under the facility will be limited by an amount of eligible accounts receivable available as collateral and the amount of our “Liquidity,” as defined the agreement. As the available borrowing under the facility is limited, the amount available at any point in time may be substantially less than $75.0 million and the facility could be unavailable in certain circumstances. The facility is subject to an unused line fee of one-half of one percent (0.05%), an annual fee of $0.4 million and closing costs of $1.5 million which will be amortized over the life of the facility. Broadwing intends to use borrowings under the facility for general corporate purposes.

(8)	Leases

The Company leases certain facilities, equipment and vehicles for use in its operations under both capital and operating leases. Most lease terms include renewal options and/or escalating rents. Total rent expense under operating leases amounted to $21.2 million in 2003, $34.5 million in 2004, and $39.9 in 2005 (excluding restructuring costs associated with facilities consolidation). Amortization charges applicable to capitalized assets have been included in depreciation expense in the consolidated statements of operations for all periods presented.

During 2004, in conjunction with the Focal acquisition, the Company assumed capital lease obligations related to an agreement Focal entered into during 1999 with certain carriers for the acquisition of IRUs for dark fiber transport capacity. The lease term expires in June 2022.

Capital lease amounts included in property and equipment for the periods ended is as follows (in thousands):

	December 31, 2004	December 31, 2005
Fiber	$19,383	$18,833
Vehicles and other equipment	884	2,690

Total	20,267	21,523
Less: current portion	(860)	(1,414)

Capital leases, net of current portion	$19,407	$20,109

As of December 31, 2005, the total cost and associated accumulated depreciation of assets that were acquired under capital lease were $15.0 million and $2.9 million, respectively.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 2005, are as follows (in thousands):

Years	Capital leases	Operating leases
2006	$3,459	$34,177
2007	3,308	32,435
2008	3,162	29,133
2009	2,855	23,107
2010	2,431	19,352
Thereafter	24,613	76,819

Total minimum rental commitments	39,828	$215,023

Less: interest and executory costs	18,305

Present value of minimum lease payments	21,523
Less: current installments	1,414

Long-term obligations at December 31, 2005	$20,109

As of December 31, 2005, the total minimum sublease rentals to be received in the future under noncancelable operating and capital subleases were $5.0 million.

(9)	Stock-based Compensation

In July 1997, the Company adopted the 1997 Stock Option Plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant options to purchase common stock to employees, officers, directors and consultants. Under the Plan 347,303 shares of the Company’s common stock are reserved for issuance as of December 31, 2005. Generally, stock options are granted with an exercise price equal to the estimated fair value of the common stock at the date of grant. The stock options have a 10-year term and ownership vests over four years from the date of grant.

In June 2000, the Company adopted the 2000 Long Term Incentive Plan (the “2000 Plan”) pursuant to which the Company may grant options to purchase common stock to employees, officers, directors and consultants. Under the 2000 Plan, 1,155,064 shares of the Company’s common stock are reserved for issuance as of December 31, 2005. The number of shares authorized for issuance increases annually on January 1, by the lesser of five percent of outstanding shares on that date or such other number of shares as determined by the Board; however, incentive stock options issuable under the 2000 Plan are not to exceed 4,000,000 shares. These options generally vest over a four-year period and are exercisable once vested. Under the 2000 Plan, options may be incentive stock options or non-qualified options, and the exercise price shall not be less than the grant date fair market value for incentive stock options and not less than par value for non-qualified options.

The per share weighted-average fair value of stock options granted during 2003, 2004 and 2005 was $8.70, $10.60, and $5.02 respectively, on the date of grant with the following weighted-average assumptions:

	Year Ended
	December 28, 2003	December 31, 2004	December 31, 2005
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.00%	3.30%	3.60%
Expected life	3 years	4 years	4 years
Volatility	96%	90%	82%

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of common stock options granted:

	Number Outstanding	Weighted- Average Exercise Price	Number Vested and Exercisable
December 28, 2002	5,778,039	$41.90	3,199,905
Granted	2,280,332	9.50
Exercised	(800,123)	7.20
Canceled	(2,378,424)	53.90

December 31, 2003	4,879,824	26.60	2,593,259
Granted	1,958,912	13.44
Exercised	(482,606)	7.67
Canceled	(1,575,682)	33.74

December 31, 2004	4,780,448	20.54	2,344,300
Granted	7,620	1.24
Exercised	(76,294)	4.19
Canceled	(1,020,739)	20.05

December 31, 2005	3,691,035	$20.95	2,586,385

The following table summarizes information about outstanding and exercisable stock options at December 31, 2005:

	Options Outstanding			Options Exercisable
Actual Price Range	Outstanding	Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.10-$ 3.40	70,587	3.81	$1.64	70,587	$1.64
$ 5.33-$ 7.50	662,190	7.20	5.84	473,367	5.90
$ 8.49-$ 12.60	296,546	6.70	10.80	222,608	10.75
$12.90-$ 19.20	1,912,333	7.60	13.97	1,099,402	13.95
$19.40-$ 33.58	568,288	4.97	31.22	539,330	31.70
$68.50-$910.00	181,091	4.59	141.84	181,091	141.84

	3,691,035	6.83	$20.95	2,586,385	$24.52

During 2004, the Company began issuing restricted stock under its 2000 Plan. Restricted stock generally vests over a four year period, 25% of which, vest after the first year and the remainder vests quarterly thereafter. Outstanding stock is entitled to vote and receive any declared dividends. As of December 31, 2005 and December 31, 2004, 2,204,960 and 964,600, respectively unvested restricted stock were outstanding and held in escrow.

(10)	Employee Stock Purchase Plan

During 2000, the Company established the Broadwing Employee Stock Purchase Plan (the “Plan”). Under the Plan, the Company may issue up to up to a total of 1,000,000 shares during the life of the Plan. Eligible employees choose to participate in the Plan during offering periods by authorizing payroll deductions of up to 15% of their salaries, subject to limitations imposed by the Internal Revenue Code. The first offering period began in July 2000, with subsequent periods being six months in duration beginning on January 1, 2001. As of

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the last business day of each offering period, called an “exercise date,” the participants’ accumulated payroll deductions are used to purchase shares of the Company’s common stock. The purchase price per share purchased as of this date is the lower of either (1) 85% of the fair market value of a share of common stock on the first business day of the offering period or (2) 85% of the fair market value of a share of common stock on the exercise date. During fiscal year 2003, 2004 and 2005, 176,178, 133,799, and 329,285 shares were purchased under the Plan, respectively, resulting in aggregate proceeds of $1.0 million, $1.8 million, and $1.3 million respectively.

The per share weighted average fair value of shares granted under the Plan during 2003, 2004 and 2005 was $3.20, $5.68, and $2.10 respectively, on the date of grant with the following weighted average assumptions:

	Year Ended
	December 31, 2003	December 31, 2004	December 31, 2005
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.18%	1.25%	3.04%
Expected life	0.5 years	0.5 years	0.5 years
Volatility	84%	84%	84%

(11)	Warrants

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

In connection with the restructuring of the Cequel agreement the Company granted immediately exercisable warrants, expiring in November 2010, to purchase an additional 725,000 common shares at a weighted average exercise price of $15.40 per share. As of December 31, 2004, all warrants associated with the agreement remain outstanding.

In conjunction with the February 2004 issuance of unsecured convertible notes the Company issued warrants to purchase 2,732,838 shares of common stock. The warrants are immediately exercisable, have a strike price of $23.70 per share, and have a three-year life. The warrants were valued at $33.2 million and were recorded as original issue discount. Warrants were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 2.2%, three years and 94.4%, respectively. As of December 31, 2005, all warrants associated with the convertible notes remain outstanding.

BROADWING CORPORATION AND SUBSIDIARIES

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

(13)	Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share are computed as follows (in thousands, except per share data):

	Year Ended
	December 31, 2003	December 31, 2004	December 31, 2005
Net loss	$(260,471)	$(152,181)	$(133,428)
Basic and diluted weighted average common shares	43,060	53,217	72,894
Basic and diluted net loss per common share	$(6.05)	$(2.86)	$(1.83)

Options and warrants outstanding as of December 31, 2003 to purchase 4,879,823 and 1,455,104 shares of common stock, respectively, and 8,338 unvested shares acquired through the exercise of options were not included in the computation of diluted net loss per common share for the year ended December 31, 2003, as their inclusion would be anti-dilutive.

Options unvested restricted stock and warrants outstanding as of December 31, 2004 to purchase 4,780,448, 964,600 and 3,743,108 shares of common stock, respectively, and 133 unvested shares acquired through the exercise of options were not included in the computations of diluted net loss per common share for the year ended December 31, 2004, as their inclusion would have been anti-dilutive.

Options, unvested restricted stock and warrants outstanding as of December 31, 2005 to purchase 3,691,035, 2,204,960 and 3,721,381 shares of common stock, respectively, were not included in the computations of diluted net loss per common share for the year ended December 31, 2005, as their inclusion would have been anti-dilutive.

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

The Company has incurred operating losses since its inception and has recognized no current or deferred tax provision or benefit. The provision (benefit) for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to net loss before income taxes. The items causing this difference are as follows (in thousands):

	Year Ended
	December 31, 2003	December 31, 2004	December 31, 2005
Expected tax benefit at statutory rate	$91,165	$53,263	$46,700
State tax, net of federal benefit	12,694	6,122	6,641
Non-deductible goodwill amortization and purchased research and development	(1,607)	—	—
Research and development tax credits	—	—	—
Non-deductible interest	—	(9,959)	—
Other, net	(102)	(419)	(198)
Increase in valuation allowance	(102,150)	(49,007)	(53,143)

	$—	$—	$—

Temporary differences and carry forwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	Year Ended
	December 31, 2004	December 31, 2005
Deferred tax assets:
Capitalized start-up and organization costs	$8,092	$4,589
Domestic net operating loss carry forward	463,628	481,963
Foreign net operating loss carry forward	43,964	43,777
Accrued expenses	123,047	121,046
Research and development tax credit carry forwards	14,764	14,764
Non-cash stock compensation	105,449	107,244
Property and equipment	64,256	71,109
Other	(1,631)	—

Total gross deferred tax assets	821,569	844,492
Valuation allowance	(821,569)	(844,492)

Net deferred tax assets	—	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire amount of deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and credit carry forwards are available. Management considers scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented by the Company in making this assessment. Based upon the lack of historical taxable income, scheduled reversal of deferred tax liabilities, and projections for future taxable income over the periods in which the temporary differences are deductible and tax credits are available to reduce taxes payable, the Company has established a valuation allowance of $821.6 million and $844.5 million as of December 31, 2004 and 2005, respectively.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $22.9 million increase in the valuation allowance for the year ended December 31, 2005 is net of a $30.2 million adjustment to acquired deferred tax assets which were fully reserved.

The domestic net operating loss carryforwards of $1,163.0 million will expire commencing in 2012 through 2025. Foreign net operating loss carryforwards of $118.8 million will expire commencing in 2006 through the year 2011. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of a portion of the net operating loss carryforward may have occurred or could occur if we raised additional capital. As a result, the utilization of the net operating loss carryforward could be limited.

The Company’s domestic net operating loss carryforward has been increased for tax benefits associated with exercises of stock options and warrants. The Company receives an income tax benefit calculated as the difference between the fair value of the stock issued at the time of the exercise and the option price, tax effected. These benefits will be credited directly to shareholders’ equity when the net operating loss carryforwards are utilized against current tax liabilities. The benefits increasing gross deferred tax assets amount to approximately $39.6 million as of December 31, 2005.

(15)	Related Party Transactions

(a)	Joint Venture

The Company has a 99% economic interest and a 49% voting interest in ACME Grating Ventures, LLC (“ACME LLC”). The remaining economic interest and voting interest are owned by ACME Gratings, Inc. (“ACME Corp.”). A Director of the Company owns 100% of ACME Corp. ACME Corp. has contributed to ACME LLC certain licensed intellectual property and the Company has contracted with ACME LLC for its use of the Company’s facilities, personnel, equipment and certain intellectual property. ACME LLC makes gratings that the Company purchases at a unit cost that is consistent with the requirements of the licensed intellectual property, which require that the gratings made with the licensed technology be sold for no less than the fair market value of comparable gratings that are available in the commercial marketplace.

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

The Company purchased approximately $0.1 million during 2003 from ITF Optical Technologies (“ITF”). Certain officers and directors of the Company own a non-controlling interest in ITF.

The Company purchased approximately $0.9 million, $0.1 million, and $2,400 of components during 2003, 2004, and 2005, respectively, from Lightconnect, Inc. Certain officers and directors own a non-controlling interest in Lightconnect.

BROADWING CORPORATION AND SUBSIDIARIES

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

Revenue from the Company’s ten largest customers accounted for approximately 20%, 19%, and 18% of total communications services revenue for the year ended December 31, 2003, 2004, and 2005 respectively. In addition, revenue from communications carriers accounted for 40%, 38% and 42% of total communications services revenue for the year ended December 31, 2003, 2004, and 2005 respectively.

(17)	Commitments and Contingencies

(a)	Summary

The following table provides information about our contractual obligations and commercial commitments as of December 31, 2005.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$32,369	$31,659	$710	$—	$—	$—	$—
Capital lease obligations	39,828	3,459	3,308	3,162	2,855	2,431	24,613
Operating leases	215,023	34,177	32,435	29,133	23,107	19,352	76,819
Contractual purchase commitments	587,086	213,744	184,909	107,751	56,683	23,486	513

Total contractual obligations	$874,306	$283,039	$221,362	$140,046	$82,645	$45,269	$101,945

	Amount of Commitment Expiration per Year (in thousands)
Other Commercial Commitments	Total	2006	2007	2008	2009	2010	Thereafter
Letters of credit	$14,071	$9,567	$641	$383	$1,549	$—	$1,931

Contractual purchase commitments consist primarily of leased circuits from third parties.

(b)	Contingency

Excluded from the above at December 31, 2005, we have $35.7 million in contingent access vendor billing disputes for which we have provided $12.9 million in accrued line costs. If resolution of these disputes and allowances differ from our estimates, our reserve will be adjusted resulting in an increase or decrease in cost of revenue and net earnings.

(c)	Legal Matters

Ciena

On March 31, 2005, Broadwing and Ciena Corporation (“Ciena”) entered into a settlement agreement regarding certain patent infringement lawsuits. Under the terms of the settlement agreement, Ciena and Broadwing have agreed to dismiss all claims. In addition, Broadwing will pay to Ciena a total of $35.0 million in

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

three equal annual installments, of which $33.0 million of the total payment may be used as credits toward the purchase of Ciena equipment and services at market prices over three and one-half years. The Company recorded a charge of $2.0 million associated with the settlement in the first quarter of 2005. During the second quarter of 2005, the Company made the first annual payment of $11.0 million to Ciena, while the remaining $22.0 million will be paid half in the second quarter of 2006 and the other half in the second quarter of 2007. As of December 31, 2005, approximately $2.1 million related to advance payments made for future equipment purchases is included in other non-current assets on the consolidated balance sheet.

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

On February 15th, 2005, the Judge granted preliminary approval of a proposed settlement agreement between the plaintiffs and defendants, including Broadwing. The proposed settlement is a $1 billion guaranteed settlement. The insurance companies for the defendants agreed to pay up to $1 billion dollars in total to the extent that judgment is rendered for the plaintiffs. If plaintiffs succeed in recovering more than $1 billion from the underwriters, the companies that went public, such as the Broadwing, will not have to pay any additional amounts. The defendants’ insurance companies will be paying the settlement that is subject to the final approval of the district court. Should the Judge not grant final approval of the settlement agreement, we believe that we have meritorious defenses to plaintiffs’ allegations and will vigorously defend ourselves.

On August 31, 2005 the Judge issued an order clarifying certain provisions of the proposed settlement and set deadlines for the final approval of the proposed settlement. The Judge scheduled the fairness hearing on the proposed settlement for April 24, 2006.

Qwest Investigations

Since approximately 2003, the Denver, Colorado regional office of the SEC has been conducting two investigations titled In the Matter of Qwest Communications International, Inc. and In the Matter of Issuers Related to Qwest. The Company believes the first of these investigations does not involve any allegation of wrongful conduct on the part of the Company. In connection with the second investigation, the SEC is examining various transactions and business relationships involving Qwest and eleven companies having a vendor relationship with Qwest, including the Company. This investigation, insofar as it relates to the Company, appears to focus generally on whether the Company’s transactions and relationships with Qwest and its employees were appropriately disclosed in the Company’s public filings and other public statements.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, during the same period, the United States Attorney in Denver has been conducting an investigation involving Qwest, including Qwest’s relationships with certain of its vendors, including the Company. In connection with that investigation, the U.S. Attorney has sought documents and information from the Company and has sought interviews from persons associated or formerly associated with the Company, including certain of the Company’s officers. The U.S. Attorney has indicated that neither the Company nor any of its current or former officers or employees is a target or a subject of the investigation.

The Company has cooperated fully with these investigations. Both the SEC and U.S. Attorney investigations have resulted in cases against Qwest and some of its former executives. These cases do not involve or refer to the Company and the Company has received no indication from either the SEC or U.S. Attorney that its present or former personnel will be witnesses in any of these cases. The Company has not received any communication from the SEC or the U.S. Attorney as to whether there is any ongoing investigation that relates to the Company’s business relationship with Qwest. The Company is not able, at this time, to say when the SEC and/or U.S. Attorney investigations or cases will be completed and resolved, or what the ultimate outcome with respect to the Company will be. These investigations or cases could result in substantial legal costs and a diversion of management’s attention that may have a material adverse effect on the Company’s business, financial condition and results of operations.

Great Northern Insurance Company

On October 5, 2004, the Company filed an action in the US District Court for the District of Maryland against its property insurance carrier, Great Northern Insurance Company, for breach of contract under a building and personal property insurance policy sold to the Company by Great Northern. The claim is for a loss sustained by the Company due to a fire in a warehouse that occurred in March 2003. The amount of loss alleged by the Company exceeds $46.0 million, of which Great Northern has paid $4.5 million. The Company has requested a jury trial for this dispute. The parties are conducting discovery in the matter, which is expected to be completed April 2006. No trial date has been set.

The Company and its subsidiaries from time to time are also subject to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations.

(d)	Letters of Credit

As of December 31, 2005, long-term restricted cash totaled $14.6 million associated with outstanding irrevocable letters of credit relating to lease obligations for various business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each of the respective lease agreements.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18)	Quarterly Financial Information (Unaudited):

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2004 and December 31, 2005 (in millions, except per share amounts):

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2004:
Revenue	$146.8	$142.1	$163.4	$219.9	$672.2
Net loss	(33.9)	(38.1)	(36.8)	(43.4)	(152.2)
Basic and diluted net loss per share	$(0.70)	$(0.80)	$(0.69)	$(0.68)	$(2.87)
2005:
Revenue	$218.3	$222.2	$218.6	$220.0	$879.1
Net loss	(43.5)	(38.3)	(30.5)	(21.1)	(133.4)
Basic and diluted net loss per share	$(0.62)	$(0.52)	$(0.41)	$(0.29)	$(1.83)

(19)	Subsequent Events (Unaudited)

Senior Convertible Note Repayment

On January 17, 2006, the Company provided notice to the holders of its Senior Convertible Notes that in accordance with the terms of the notes and the Securities Purchase Agreement, dated February 9, 2004, relating to the notes, the Company was electing to pay fifty percent (50%) in cash and fifty percent (50%) in stock each of the interest of $413,894 and the principal installment of $32,142,857 due on February 21, 2006. The Company issued 1,894,235 shares associated with this final installment of the note.

CEO Resignation

Dr. David Huber transitioned out of his role as Chief Executive Officer (CEO) of the Company subsequent to year end, but he continues as the Chairman of the Company’s Board of Directors. The Board of Directors has named three executives, Lynn Anderson, Chief Financial Officer, Kim Larsen, General Counsel, and Scott Widham, President of Sales, to the office of the CEO that will conduct day-to-day operations of the Company pending appointment of a new chief executive.

Upon resignation, Dr. Huber received consideration consisting of one year’s base pay or $400,000, the vesting of all stock options and restricted stock exercisable up to ten years from the date of grant, and continuation of health benefits for approximately eighteen months. The accelerated vesting of 247,500 restricted stock units and 99,167 stock options will result in non-cash compensation expense of $2.9 million in the first quarter of 2006.

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

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures—

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors. Based on management’s evaluation as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting—

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a–15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls—

There were no changes to the Company’s internal controls over financial reporting during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Our management, including our Chief Executive Committee and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Broadwing have been detected.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

(a) Listed below are our executive officers and directors as of February 27, 2006, their ages as of that date and position with us. Officers are elected by the Board of Directors to serve for a period ending with the next meeting of the Board of Directors held after the Annual Meeting of Stockholders.

Name	Age	Title
Lynn D. Anderson	46	Co-Chief Executive Office, Senior Vice President and Chief Financial Officer
Kim D. Larsen	48	Co-Chief Executive Office, Senior Vice President, General Counsel and Secretary
Scott Widham	48	Co-Chief Executive Office and President of Sales and Marketing
David R. Huber, Ph.D.	56	Chairman of the Board
Joseph R. Hardiman	69	Director
Freeman A. Hrabowski, III, Ph.D.	56	Director
David S. Oros	47	Director
Donald R. Walker	57	Director

Lynn D. Anderson has been our Senior Vice President and Chief Financial Officer since January 2002 and acting as Co-Chief Executive Officer since January 2006. From May 2001 to December 2001, Mr. Anderson served as Chief Financial Officer of Optical Capital Group, LLC, a specialized technology investment firm focused on optical equipment related communications technology. From December 2000 to April 2001, Mr. Anderson was self-employed providing financial and strategic consulting services to companies in the technology, media and energy sectors. From February 2000 to November 2000, Mr. Anderson served as Chief Operating Officer and Chief Financial Officer of Zillacast, an Internet broadcasting company. From 1981 to 2000, Mr. Anderson held several financial positions with various divisions of General Electric Company and GE Capital. Mr. Anderson earned his B.A. from Kansas State University and his M.B.A. from the University of Texas.

Kim D. Larsen has served as our General Counsel and Secretary since September 1998, a Senior Vice President since June 2000 and acting as Co-Chief Executive Officer since January 2006. From October 1994 through September 1998, Mr. Larsen was a partner with the law firm of Mayer, Brown & Platt (now Mayer, Brown, Rowe & Maw LLP) and served as partner-in-charge of its Cologne, Germany office, where he specialized in corporate mergers and acquisitions in the international communications sector. Mr. Larsen earned his law degree from Columbia University and a B.S. in economics and political science from Brigham Young University. Mr. Larsen was a founding director of Ciena Corporation. Mr. Larsen is the brother-in-law of Dr. Huber.

Scott Widham has been our President of Sales and Marketing since 2003 and is acting as Co-CEO since January 2006. Mr. Widham has more than twenty-five years of international and domestic experience in the telecommunications industry. From 1988 to 2001. Widham served as founder, owner and operator of Capital Cable, Inc., a multi-system cable television operator that was subsequently sold to Charter Communications. From 1998 to 2001, Widham served as Vice President Marketing and Creative Services of CoreComm Ltd., a Bermuda based public telecommunications company (COMM) serving over one million customers with Internet and Telephony services. From 1983 to 1988 Mr. Widham served as a Vice President of Operations for Cencom Cable Associates. From 1979 to 1983, Mr. Widham served as a Director of the Warner Amex Satellite Entertainment Company where his responsibilities included distribution, sales and marketing for The Movie Channel, Nickelodeon and MTV. Mr. Widham earned his BBA from The University of Texas at Austin in 1979.

David R. Huber, Ph.D. is the founder of Broadwing and chairman of our Board of Directors. From our inception until February 1, 2006 Dr. Huber served as Chief Executive Officer. Dr. Huber has 20 years of experience in the development of optical communications equipment. From 1992 through April 1997, Dr. Huber served first as Chief Technology Officer and later as Chief Scientist of Ciena Corporation, a company he founded in 1992. From 1989 through 1992, Dr. Huber managed the Lightwave Research and Development Program for General Instrument Corporation. Prior to 1989, Dr. Huber held positions in optical communications development at Rockwell International Corporation, Optelecom, Inc. and ITT Industries, Inc., formerly International Telephone & Telegraph Corporation. Dr. Huber holds 41 U.S. patents in optics technology and has numerous additional patents pending. He earned a Ph.D. in electrical engineering from Brigham Young University and a B.S. in physics from Eastern Oregon State University. Dr. Huber is the brother-in-law of Mr. Larsen.

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

Item 11.    Executive Compensation.

The information called for by this Item 11 is set forth under the caption “Executive Compensation” in our definitive Proxy Statement that will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 12, 2006, and is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item 11 is set forth under the caption “Executive Compensation” in our definitive Proxy Statement that will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 12, 2006, and is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions.

Additional information called for by this Item 13 is set forth under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 12, 2006, and is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services.

The information called for by this Item 14 is set forth under the caption “Selection of Independent Auditors” in our definitive Proxy Statement that will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 12, 2006, and is hereby incorporated by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The information required by this Item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedules

The information required by this Item is included in Item 8 of Part II of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2006.

Broadwing Corporation

By:	/s/ LYNN D. ANDERSON
Lynn D. Anderson Co-Chief Executive Officer

By:	/s/ KIM D. LARSEN
Kim D. Larsen Co-Chief Executive Officer

By:	/s/ SCOTT WIDHAM
Scott Widham Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lynn D. Anderson Lynn D. Anderson	Senior Vice President and Chief Financial Officer	March 4, 2006

/s/ Timothy C. Dec Timothy C. Dec	Senior Vice President, Chief Accounting Officer and Treasurer	March 4, 2006

/s/ Joseph R. Hardiman Joseph R. Hardiman	Director	March 4, 2006

/s/ Freeman A. Hrabowski, III Freeman A. Hrabowski, III	Director	March 4, 2006

/s/ David S. Oros David S. Oros	Director	March 4, 2006

/s/ Donald R. Walker Donald R. Walker	Director	March 4, 2006

/s/ David R. Huber David R. Huber	Chairman of the Board	March 4, 2006

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 to registrant’s registration statement on Form S-1, File No. 333-36238)

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 to registrant’s Current Report on Form 8-K filed October 14, 2004)

3.3	Amended and Restated By-laws (incorporated by reference herein to Exhibit 3.1 to registrant’s Current Report on Form 8-K filed May 6, 2005)

4.1	Form of Initial Senior Convertible Note (incorporated by reference herein to Exhibit 4.01 to registrant’s Current Report on Form 8-K, filed February 11, 2004)

4.2	Form of Additional Senior Convertible Note (incorporated by reference herein to Exhibit 4.02 to registrant’s Current Report on Form 8-K, filed February 11, 2004)

4.3	Form of Initial Warrants (incorporated by reference herein to Exhibit 4.03 to registrant’s Current Report on Form 8-K, filed February 11, 2004)

4.4	Form of Additional Warrants (incorporated by reference herein to Exhibit 4.04 to registrant’s Current Report on Form 8-K, filed February 11, 2004)

4.5	Stock Purchase Warrant dated November 20, 2003 issued to Cequel III, LLC (incorporated by reference herein to Exhibit 4.1 to registrant’s Current Report on Form 8-K, filed February 12, 2004)

10.1	Amended and Restated Loan Agreement, dated as of June 30, 1999, among Corvis Corporation, Venture Lending & Leasing II, Inc., as Agent, and Venture Lending & Leasing II, Inc. and the other Lenders signatory thereto (incorporated by reference herein to Exhibit 10.1 to registrant’s registration statement on Form S-1, File No. 333-36238)

10.2	Second Amended 1997 Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to registrant’s registration statement on Form S-1, File No. 333-36238)

10.3	Form of 2000 Long Term Incentive Plan (incorporated by reference herein to Exhibit 10.3 to registrant’s registration statement on Form S-1, File No. 333-36238)

10.4	Form of Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.4 to registrant’s registration statement on Form S-1, File No. 333-36238)

10.5	Form of Restricted Stock Agreement (Directors) (incorporated by reference herein to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed on April 5, 2005)

10.6	Form of Restricted Stock Agreement (Executive Officers) (incorporated by reference herein to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed on April 5, 2005)

10.7	Description of Bonus Plans for Executive Officers for Fiscal Year 2004 and Fiscal Year 2005 (incorporated by reference herein to Exhibit 10.3 to registrant’s Current Report on Form 8-K filed on April 5, 2005)

10.8†	Procurement Agreement, dated March 17, 2000, by and between Broadwing Communication Services, Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.7 to registrant’s registration statement on Form S-1, File No. 333-36238)

10.9†	Amended and Restated Procurement Agreement and Field Trial Agreement, dated June 23, 2000, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.8 to registrant’s registration statement on Form S-1, File No. 333-36238)

10.10†	Amendment No. 3 to Procurement Agreement, dated January 9, 2001, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.1 to registrant’s Current Report on Form 8-K, dated January 9, 2001, File No. 0-30989)

Exhibit Number	Description

10.11†	Amendment No. 4 to Procurement Agreement, dated April 23, 2001, by and between Williams Communications Inc. and Corvis Corporation (incorporated by reference herein to Exhibit 10.9 to registrant’s Annual Report on Form 10-K for the year ended December 29, 2001)

10.12†	Amendment No. 6 to Procurement Agreement, dated September 25, 2001, by and between Williams Communications Inc. and Corvis (incorporated by reference herein to Exhibit 10.10 to registrant’s Annual Report on Form 10-K for the year ended December 29, 2001)

10.13†	Procurement Agreement, dated June 5, 2000, by and between Qwest Communications Corporation and Corvis Corporation (incorporated by reference herein to Exhibit 10.9 to registrant’s registration statement on Form S-1, File No. 333-36238)

10.14	Employment Agreement, dated January 4, 2002, as amended, between Corvis Corporation and Lynn D. Anderson (incorporated by reference herein to Exhibit 10.12 to registrant’s Annual Report on Form 10-K for the year ended December 28, 2002)

10.15	Form of Executive Severance and Noncompetition Agreement (incorporated by reference herein to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed on May 11, 2005)

10.16	Release and Severance Agreement dated as of January 31, 2006 by and between Broading Corporation and David R. Huber (incorporated by reference herein to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed on February 1, 2006)

10.17	Agreement for the Purchase and Sale of Assets by and between Broadwing Communications Services, Inc., Broadwing Telecommunications, Inc. and the other Sellers party thereto and C III Communications, LLC and C III Communications Operations, LLC, dated as of February 22, 2003 (incorporated by reference herein to Exhibit 10.13 to registrant’s Annual Report on Form 10-K for the year ended December 28, 2002)

10.18	Amendment No. 1 to the Asset Purchase Agreement, dated June 6, 2003 (incorporated by reference herein to Exhibit 2.2 to registrant’s Current Report on Form 8-K, filed June 30, 2003)

10.19	Agreement and Plan of Merger, dated as March 3, 2004, by and among Corvis Corporation, Corvis Acquisition Company, Inc., and Focal Communications Corporation (incorporated by reference herein to Annex A to the information statement/prospectus included in registrant’s registration statement on Form S-4 (File 333-116415) filed on June 11, 2004.

10.20	Securities Purchase Agreement, dated as of February 9, 2004, by and among Corvis Corporation and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference herein to Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed February 11, 2004)

10.21	Registration Rights Agreement, dated as of February 9, 2004, by and among Corvis Corporation and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference herein to Exhibit 10.2 to registrant’s Current Report on Form 8-K, filed February 11, 2004)

10.22	Form of Voting Agreement by and among Corvis Corporation and the stockholders of Corvis Corporation listed on the signature pages thereto under the heading “Stockholders” (incorporated by reference herein to Exhibit 10.3 to registrant’s Current Report on Form 8-K, filed February 11, 2004)

10.23	Registration Rights Agreement, dated November 20, 2003, by and among Corvis Corporation and Cequel III, LLC (incorporated by reference herein to Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed February 12, 2004)

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Co-Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification of Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Co-Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested for portions of this exhibit.
*	Filed as an exhibit to the registrant’s Form 10-K filed March 6, 2006.