Form 10-Q
period 2006-03-31
BROADWING CORP
filed 2006-05-08
CIK 1060490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(512) 742-3700

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

Large accelerated filer   ☒             Accelerated filer   ☐             Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares of Common Stock, $0.01 par value, outstanding at April 30, 2006:    86,936,976

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BROADWING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2005	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$66,706	$157,251
Short-term investments	42,648	16,985
Trade accounts receivable, net of allowances of $36,977 and $37,412 at December 31, 2005 and March 31, 2006, respectively	75,579	73,867
Prepaids and other current assets	18,565	23,629

Total current assets	203,498	271,732
Restricted cash, non-current	14,606	14,060
Property and equipment, net	260,681	261,268
Goodwill	58,354	58,354
Intangible assets, net	24,820	23,416
Other non-current assets, net	11,545	24,957

Total assets	$573,504	$653,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, net of discounts, and capital lease obligations, current portion	$33,072	$1,663
Accounts payable	32,221	48,640
Accrued expenses and other liabilities	54,344	51,354
Accrued communication service costs	25,441	17,104
Deferred revenue, current portion	6,941	6,718
Accrued restructuring and other charges	3,965	4,492

Total current liabilities	155,984	129,971
Notes payable, net of discounts, and capital lease obligations, net of current portion	20,819	20,382
Deferred revenue, net of current portion	17,939	17,639
Other long-term liabilities	13,750	12,317

Total liabilities	208,492	180,309
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value; 1,900,000,000 shares authorized; 75,266,437 shares issued and 74,038,257 shares outstanding as of December 31, 2005; 88,082,830 shares issued and 87,155,664 shares outstanding as of March 31, 2006	747	876
Treasury Stock (1,228,180 shares at December 31, 2005 and March 31, 2006, at cost)	(9,512)	(9,512)
Additional paid-in capital	3,180,764	3,308,876
Accumulated other comprehensive loss:
Unrealized investment losses	(220)	(36)
Accumulated deficit	(2,806,767)	(2,826,726)

Total stockholders’ equity	365,012	473,478

Total liabilities and stockholders’ equity	$573,504	$653,787

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2005	March 31, 2006
Revenue	$218,255	$224,046
Cost of revenue (excluding depreciation expense of $21,553 and $12,653 for the period ending March 31, 2005 and 2006, respectively)	147,623	143,721
Research and development (including equity-based compensation expense of $318 and $0 for the period ended March 31, 2005 and 2006, respectively)	2,883	—
Sales, general and administrative (including equity-based compensation expense of $632 and $1,803 for the period ended March 31, 2005 and 2006, respectively)	74,427	79,861
Litigation settlement	2,000	—
Depreciation	26,471	15,444
Amortization	1,418	1,404
Restructuring, severance and gain on sale of fixed assets (including equity-based compensation expense of $0 and $2,364 for the period ended March 31, 2005 and 2006, respectively)	(313)	2,631

Total operating expenses	254,509	243,061
Operating loss	(36,254)	(19,015)
Other income, net	1,952	1,336
Interest expense, net of capitalized amounts	(9,163)	(2,280)

Net loss	(43,465)	(19,959)
Unrealized investment loss	(156)	(36)

Comprehensive loss	$(43,621)	$(19,995)

Basic and diluted net loss per common share	$(0.62)	$(0.26)

Basic and diluted weighted average common shares	70,398	77,169

See accompanying notes to unaudited condensed consolidated financial statements.

B ROADWING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31, 2005	March 31, 2006
Cash flows from operating activities:
Net loss	$(43,465)	$(19,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,890	16,849
Equity-based compensation expense	950	1,803
Provision for bad debt and sales allowances	7,462	8,694
Deferred financing, original issue discount amortization, and accretion of interest	7,713	1,368
Amortization of deferred revenue and other	1,253	(380)
Non-cash restructuring, severance and gain on sale of fixed assets	(497)	94
Changes in operating assets and liabilities, excluding acquired amounts:
Accounts receivable	(10,796)	(6,982)
Other current assets	(5,229)	(9,914)
Accounts payable and other accrued expenses	(8,734)	4,265

Net cash used in operating activities	(23,453)	(4,163)

Cash flows from investing activities:
Purchase of property and equipment	(13,452)	(13,749)
Ciena equipment deposit	—	(11,000)
Proceeds from the sale of property and equipment	232	2,761
Purchase of investments	(40,864)	(6,057)
Sale of investments	38,039	31,904

Net cash provided by (used in) investing activities	(16,046)	3,859

Cash flows from financing activities:
Proceeds from private placements of common stock, net of issuance costs of $6.0 million.	—	103,975
Proceeds from stock options and warrants exercised	656	2,899
(Increase) decrease in deposits and other non-current assets	(613)	546
Repayment of notes payable and capital lease obligations	(385)	(16,572)

Net cash provided by (used in) financing activities	(342)	90,849

Net increase (decrease) in cash and cash equivalents	(39,841)	90,545
Cash and cash equivalents—beginning of period	124,540	66,706

Cash and cash equivalents—end of period	$84,699	$157,251

Supplemental disclosure of cash flow information:
Interest paid	$672	$221

Supplemental disclosure of noncash activities:
Repayment of convertible notes with common stock	$34,168	$16,072
Deposit with Ciena converted to equipment	$—	$2,136

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATI ON AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

(a) Nature of Business and Basis of Presentation

Broadwing Corporation and subsidiaries (“Broadwing” or the “Company”), formerly known as Corvis Corporation, is based in Austin, Texas, and is a provider of data and Internet, broadband transport, and voice communications services throughout the United States. The consolidated financial statements include Broadwing Corporation and its wholly-owned subsidiaries. In the opinion of management, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full year.

(b) Revenue and Cost of Revenue

Service revenue and related reserves are recognized when the services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received primarily consist of activation fees and installation charges. Up-front fees and associated costs are deferred and recognized over the expected average customer relationship which is 18 months.

Indefeasible right-of-use (“IRU”) agreements represent the lease of network capacity or dark fiber and are recorded as deferred revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as the services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized deferred revenue is recognized in the period in which the contract is terminated. Non-cash IRU revenue for the quarters ended March 31, 2005 and 2006 comprised approximately 3% and 1% of revenue, respectively.

Cost of revenue primarily reflects access charges paid to local exchange carriers and other providers as well as transmission lease payments to other carriers. Cost of revenue excludes depreciation and amortization expense. Additionally, communications services cost of revenue includes inter-carrier compensation paid to carriers to terminate or originate traffic on their networks. Inter-carrier compensation rates are subject to regulatory oversight. There are two primary forms of inter-carrier compensation; access charges and reciprocal compensation. The Company is subject to access charges, which are related to the origination and termination of long distance calls, and reciprocal compensation, which is related to the termination of local calls. Inter-carrier compensation charges are based on minutes of use and vary based on customer calling patterns.

The Company performs bill verification procedures to ensure that errors in access vendors’ billed invoices are identified and disputed. The bill verification procedures include the examination of bills, the comparison of billed rates to rates used by the Company’s expense estimation systems, the comparison of circuits billed to a database of active circuits, and evaluating the trend of invoiced amounts by vendors, including the types of charges being assessed. If the Company concludes that it has been billed inaccurately, it will dispute the charge with the vendor and begin resolution procedures. The Company records a charge to cost of revenue and a corresponding increase to the accrued communication service costs for the disputed amounts, unless evidence indicates that it is not probable that it will ultimately be required to pay. If an agreement is reached with a vendor in which the Company settles a disputed amount for less than the corresponding accrual, a gain is recognized in the period in which the settlement is reached. Previously unaccrued disputes are reviewed periodically to assess whether a loss has become probable and estimable, in which case an accrual is established.

(c) Stock Options and Warrants

Effective January 1, 2006 the Company applied Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) using the modified-prospective method. The modified prospective method requires that compensation costs be recognized for new awards and awards that are modified, repurchased or cancelled after the required effective date. In addition, compensation costs for outstanding unvested awards as of the effective date shall be recognized over the remaining requisite service period. Under this method, compensation costs in 2006 include cost for options granted prior to but not vested as of December 31, 2005. Results from prior periods have not been restated.

The following pro forma information, as required by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, and amendment to FASB Statement No. 123” is presented for comparative purposes and illustrates the pro forma effect on net income for each period presented as if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation prior to January 1, 2006 (in thousands).

	Three Months Ended March 31,
	2005	2006
Included in reported earnings
Selling, general and administrative	$632	$1,803
Research and development	318	—
Restructuring and other	—	2,364

Total	950	4,167

Incremental pro forma
Selling, general and administrative	$5,180	$—
Research and development	2,606	—

Total	7,786	—

Pro forma stock-based employee compensation expense	$8,736	$4,167

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

(e) Reclassifications

Certain reclassifications have been made in the March 31, 2005 consolidated financial statements to conform to the December 31, 2005 presentation.

(2) Basic and Diluted Net Loss Per Common Share

Options, unvested restricted stock and warrants outstanding as of March 31, 2005 to purchase 4,511,326, 1,511,600 and 3,742,705 shares of common stock, respectively, were not included in the computation of diluted net loss per common share for the three month period ended March 31, 2005, as their inclusion would have been anti-dilutive.

Options, unvested restricted stock and warrants outstanding as of March 31, 2006 to purchase 3,244,112, 1,857,333 and 3,721,381 shares of common stock, respectively, were not included in the computation of diluted net loss per common share for the three month period ended March 31, 2006, as their inclusion would have been anti-dilutive.

(3) Commitments and Contingencies

Class Action Suit

Between May 7, 2001 and June 15, 2001, nine class action lawsuits were filed in the United States District Court for the Southern District of New York relating to our initial public offering on behalf of all persons who purchased the Company’s stock between July 28, 2000 and the filing of the complaints. Each of the complaints named as defendants: the Company, its directors and officers who signed the registration statement in connection with its initial public offering, and certain of the underwriters that participated in its initial public offering. The Company’s directors and officers have since been dismissed from the case, without prejudice. The complaints allege that the registration statement and prospectus relating to our initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose (1) that certain of the underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company’s common stock in the initial public offering and (2) that certain of the underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s common stock in the aftermarket following the initial public offering. The complaints ask the court to award to members of the class the right to rescind their purchases of our common stock (or to be awarded rescissory damages if the class member has sold our stock) and prejudgment and post-judgment interest, reasonable attorneys’ and experts witness’ fees and other costs.

On February 15, 2005, the Judge granted preliminary approval of a proposed settlement agreement between the plaintiffs and defendants, including the Company. The proposed settlement is a $1 billion dollar guaranteed settlement. The insurance companies for the defendants agreed to pay up to $1 billion dollars in total to the extent that judgment is rendered for the plaintiffs. If plaintiffs succeed in recovering more than $1 billion from the underwriters, the companies that went public, such as the Company, will not have to pay any additional amounts. The defendants’ insurance companies will be paying the settlement that is subject to the final approval of the district court.

On August 31, 2005 the Judge issued an order clarifying certain provisions of the proposed settlement and set deadlines for its final approval. On April 21, 2006, one of the underwriters sued in this class action, JPMorgan Chase, announced a settlement with plaintiffs for $425 million. On April 24, 2006, a fairness hearing on the proposed settlement was held in which the Judge did not rule on the proposed settlement, but instead took the proposed settlement under advisement. Should the Judge not grant final approval of the settlement agreement, the Company believes that it has meritorious defenses to plaintiffs’ allegations and will vigorously defend itself.

Great Northern Insurance Company

On October 5, 2004, the Company filed an action in the US District Court for the District of Maryland against its property insurance carrier, Great Northern Insurance Company, for breach of contract under a building and personal property insurance policy sold to the Company by Great Northern. The claim is for a loss sustained by the Company due to a fire in a warehouse that occurred in March 2003. The amount of loss alleged by us exceeds $46.0 million, of which Great Northern has paid $4.5 million. The Company requested a jury trial for this dispute. On February 9, 2005, the Company filed its Second Amended complaint, which bifurcated its existing breach of contract claim into two claims for relief. On April 14, 2006 The Company moved for partial summary judgment, and briefing of this motion is ongoing by both sides. Fact discovery closed on January 27, 2006 and expert discovery is underway and expected to be completed on May 19, 2006. Requests for admission must be served by June 6, 2006 and any additional summary judgment motions are to be filed by June 23, 2006. While the Court has not, as of yet set a trial date, the Company anticipates that, lacking either a resolution as a matter of law or a settlement, trial will likely proceed in October or November of this year.

Other

The Company and its subsidiaries is also subject from time to time to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on their business, financial condition or results of operations.

(4) Concentrations

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

Revenue from the Company’s ten largest customers accounted for approximately 18% and 17% of total communications services revenue for the three months ended March 31, 2005 and 2006, respectively. In addition, revenue from communications carriers accounted for 42% of total communications services revenue for the three months ended March 31, 2005 and 2006.

(5) Property and Equipment, net

Property and equipment, net (in thousands):

	December 31, 2005	March 31, 2006	Depreciable Lives (years)
Land	$7,950	$7,950	Indefinite
Buildings and leasehold improvements	63,195	63,296	2-40
Transmission facilities	293,049	300,063	3-20
Furniture, fixtures, vehicles and other	24,802	24,788	2-15
Fiber usage rights	16,133	16,133	5-20
Testing and manufacturing	71,892	65,033	3-5
Construction in process	32,648	42,144	—

Total property and equipment	509,669	519,407
Less: accumulated depreciation	(248,988)	(258,139)

Property and equipment, net	$260,681	$261,268

Included in construction in process are approximately $17.6 million and $21.1 million of network spares inventory at December 31, 2005 and March 31, 2006, respectively. Interest is not capitalized on network spares inventory.

Costs associated directly with expansions and improvements to the network, including employee related costs, have been capitalized, and interest costs incurred during construction are capitalized based on the weighted average accumulated construction expenditures and interest rates related to the Company’s borrowings at the time. For the quarters ending March 31, 2005 and 2006, approximately $1.5 and $0.6 million, respectively, of interest was capitalized.

(6) Goodwill and Other Intangible Assets

	December 31, 2005		March 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships and in-place contracts (3 to 7 years)	$34,450	$12,540	$34,450	$13,944
Unamortized intangible assets:
Goodwill	$58,354		$58,354
Trademarks	2,910		2,910

Total	$61,264		$61,264

The Company recorded $58.4 million of goodwill related to the acquisition of Focal. The Company recorded $34.5 million in intangible assets related to the Focal and Broadwing acquisitions.

(7) Notes Payable, Credit Facility and Capital Leases

A summary of notes payable as of December 31, 2005 and March 31, 2006 is as follows (in thousands):

	December 31, 2005	March 31, 2006
Leasehold improvements loan due May 2009, 10% interest rate	$560	$525
Senior unsecured convertible notes, 5% interest rate due February 2006, less unamortized debt discount of $789 and $0 at December 31, 2005 and March 31, 2006, respectively	31,354	—
Capital leases	21,523	21,096
Other	454	424

	53,891	22,045
Less: current portion	(33,072)	(1,663)

Notes payable and capital leases, net of discounts and current portion	$20,819	$20,382

On February 19, 2004, the Company borrowed $225.0 million under unsecured convertible notes in a private placement to institutional investors. Borrowings under the loans accrued interest at a stated rate of 5% payable quarterly. At the election of the Company, principal and interest were payable in either cash or common stock at a conversion price of 95% of the average stock price for the 20 days preceding conversion.

In conjunction with the issuance of the notes, the Company issued warrants to purchase 2,732,838 shares of common stock. As adjusted for the private placements consummated on March 14, 2006 and March 24, 2006, the warrants can be exercised for right to purchase 2,926,684 shares of common stock. The warrants are immediately exercisable, have a current strike price of $22.13 per share, and have a three-year life.

On February 21, 2006, the Company paid the final principal and interest installment of $32.1 million and $0.4 million, respectively, by using 1,894,239 shares of stock and making cash payment of $16.3 million. The Company incurred $0.9 million in additional interest expense associated with the extinguishment of debt determined by the difference between the computed conversion price per the agreement and the actual stock price on the date of issuance.

On October 18, 2005, the Company entered into a revolving credit facility that provides borrowing capacity to borrow up to $75 million subject to certain limitations, commencing November 29, 2005 with a final maturity date of October 14, 2008. The facility is secured by a pledge of accounts receivable of the Company and its subsidiaries. Borrowings will bear an interest rate, at Broadwing’s option, at either LIBOR plus 3.75% or an alternate base rate, defined as the higher of the prime or federal funds rate, plus 2.5%. If cash, investments, and undrawn availability under the facility fall below $100.0 million while borrowings are outstanding, Broadwing must deposit $25.0 million into a designated restricted account. Borrowing under the facility will be limited by an amount of eligible accounts receivable available as collateral and the amount of our “Liquidity,” as defined the agreement. As the available borrowing under the facility is limited, the amount available at any point in time may be substantially less than $75.0 million and the facility could be unavailable in certain circumstances. The facility is subject to an unused line fee of one-half of one percent (0.05%), an annual fee of $0.4 million and closing costs of $1.5 million which are being amortized over the life of the facility. Broadwing intends to use borrowings under the facility for general corporate purposes.

Capital leases outstanding as of the balance sheet date include fiber, vehicle and computer equipment capital leases. There were no new capital leases entered into during the first quarter of 2005 and 2006.

(8) Private Placements

On March 12, 2006, the Company entered into an agreement for the private placement of its common stock in which the Company raised $74.0 million in gross proceeds. Under the terms of the agreement, the Company sold to the purchasers an aggregate of 7,400,000 shares of the Company’s common stock, par value $0.01 per share, at a per share purchase price of $10.00. The proceeds net of direct offering costs of $4.1 million were approximately $69.9 million.

On March 22, 2006, the Company entered into a second purchase agreement for the private placement of its common stock in which the Company raised $36.0 million in gross proceeds. Under the terms of the agreement, the Company sold to the purchasers an aggregate of 3,000,000 shares of the Company’s common stock, par value $0.01 per share, at a per share purchase price of $12.00. The proceeds net of direct offering costs of $1.9 were approximately $34.1 million.

(9) Stock-based Compensation

In December 2004, the FASB issued FAS No. 123 (revised 2004), Share-Based Payment. (“FAS 123(R)”) is a revision of FASB FAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of FAS No. 123(R) are effective for public entities that do not file as small business issuers as of the beginning of the annual reporting period that begins after June 15, 2005. We have previously issued employee stock options for which no expense has been recognized, and were not fully vested as of the effective date of FAS No. 123(R).

The adoption of FAS No. 123(R) increased net loss by approximately $1.2 million when compared to the Company’s previous treatment of equity based compensation under APB No. 25, Accounting For Stock Issued to Employees, during the three months ended March 31, 2006 as follows (in thousands except per share data):

Three Months Ended
March 31, 2006
Equity based compensation expense recognized
Selling, general and administrative	$1,803

Total increase in net loss	$(1,803)

Increase in basic and diluted loss per share	$(0.02)

Stock Options

Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted have a contractual term of 10 years from the grant date and granted options for employees vest ratably over a four year period. Stock option exercises result in the new issuance of shares. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. There were no options granted during the three months ended March 31, 2006; however, the weighted average for key assumptions used in determining the fair values of during the three months ended March 31, 2005 were as follows:

Expected volatility	82.0%
Risk-free interest rate	3.6%
Expected option life (in years)	4.0
Dividend yield	0.0%

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield, expected lives of the options and expected forfeiture rates. The risk-free interest rate was selected based upon yields of U. S. Treasury issues with a term equal to the expected life of the option being valued.

The compensation cost that has been charged against income for our stock-based compensation plans is as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Stock option expense	$387	$1,062
Restricted stock	563	2,876
ESPP	—	229

	$950	$4,167

A summary of stock option activity during the quarter ended March 31, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2006	3,691,035	$20.95
Granted	—	—
Exercised	(329,473)	6.96
Canceled	(117,450)	11.59

Balance at March 31, 2006	3,244,112	$22.72	6.2	$6,129

Exercisable at March 31, 2006	2,454,493	$25.91	5.8	$4,830

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 2.4 million options that were in-the-money at March 31, 2006. During the three months ended March 31, 2006, the aggregate intrinsic value of options exercised under our stock option plans was $1.7 million determined as of the date of option exercise.

Restricted Stock

During 2004, the Company began issuing unvested shares (restricted stock) under its 2000 Plan. Restricted stock generally vests over a four year period, 25% of which vest after the first year and the remainder vests quarterly thereafter. Outstanding restricted stock is entitled to vote and receive any declared dividends. The cost of stock awards is determined using the fair value of the Company’s closing stock price on the date of grant, net of expected forfeitures, and compensation is recognized on a straight line basis over their respective vesting period. The expected forfeiture rate was estimated based on historical data. As of March 31, 2006, 1,857,333 shares of unvested restricted stock were outstanding and held in escrow.

A summary of unvested restricted stock during the quarter ended March 31, 2006 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2006	2,204,960	$5.69
Granted	24,250	14.25
Vested	(333,014)	8.96
Forfeited	(38,863)	5.96

Balance at March 31, 2006	1,857,333	$5.21

Employee Stock Purchase Plan

During 2000, the Company established the Broadwing Employee Stock Purchase Plan (the “Plan”). Eligible employees choose to participate in the Plan during offering periods by authorizing payroll deductions of up to 15% of their salaries, subject to limitations imposed by the Internal Revenue Code. The plan has two purchase periods one from January 1 through June 30 and the second one from July 1 through December 31. The purchase price per share purchased as of this date is the lower of either (1) 85% of the fair market value of a share of common stock on the first business day of the offering period or (2) 85% of the fair market value of a share of common stock on the exercise date. Shares purchased under the plan are new issuances.

Compensation expense is measured as the fair value of the discount for the estimated number of shares to be purchased at the grant date plus the fair value of the employees’ purchase rights during the “look-back” option period as calculated under the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

Three Months Ended March 31, 2006
Weighted average grant date fair value	$2.07
Weighted average assumptions used:
Expected volatility	39%
Risk-free interest rate	2.6%
Expected option life (in years)	0.5
Dividend yield	0.0%

At March 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options and restricted stock granted prior to that date was $14.5 million, which is expected to be recognized over a weighted-average period of 1.4 years.

(10) Restructuring and Related Charges

In the first quarter of 2006, the Company implemented a restructuring and reorganization program including the down-sizing of the network support operations in Columbia, Maryland and the relocation of its headquarters to Austin, Texas. Our restructuring activities are ongoing and additional charges may be recorded during 2006.

The Company recorded the following charges for the periods then ended (in thousands):

	Three Months Ended
	March 31,	March 31,
	2005	2006
Change in reserve estimate	$(313)	$—
Workforce reductions	—	4,781
Gain on sale of fixed assets	—	(2,150)

Restructuring, severance and gain on sale of fixed assets	$(313)	$2,631

Included in workforce reductions is severance associated with Dr. Huber’s resignation as the Company’s Chief Executive Officer. Dr. Huber remains as the Chairman of the Company’s Board of Directors. Under his severance agreement, Dr. Huber received one year’s base pay of $400,000 and the accelerated vesting of 247,500 shares of restricted stock and 99,167 stock options, resulting in non-cash expense of approximately $2.4 million.

The following table displays the activity and balances of the restructuring reserve account for the three months ended March 31, 2006 (in thousands):

Total
Balance at December 31, 2005	$3,966
Restructuring and other charges	2,417
Cash payments	(1,891)

Balance at March 31, 2006	$4,492

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 6, 2006 with the Securities and Exchange Commission.

Overview

Broadwing Corporation and subsidiaries is an Austin, Texas based provider of data and Internet, broadband transport, and voice communications services throughout the United States over a nationwide facilities-based network connecting 137 cities. Our all-optical network gives customers the benefit of high quality, technologically advanced solutions allowing for rapid provisioning, reliable and highly flexible customized networking. We believe that our network and growth-oriented strategy has enabled us to compete effectively in the markets in which we operate.

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

Revenue Recognition and Accounts Receivable Valuation Allowances

Revenue and related reserves are recognized when the services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received primarily consist of activation fees and installation charges. Upfront fees and associated acquisition costs are deferred and recognized over the expected average customer relationship which is 18 months.

We record specific reserves to reduce revenue and related trade accounts receivable when significant uncertainties exist related to service billings and for routine service credits granted to customers. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the estimate of the allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, the customers’ financial condition and historical experience. If the financial condition of our customers were to deteriorate or other circumstances occur that result in an impairment of our customers’ ability to make payments, additional allowances may be required.

At March 31, 2006, a significant portion of these reserves relate to reciprocal compensation and carrier access billings (“CABS”). Certain carriers have disputed some charges as inappropriate or outside the scope of existing tariffs or contractual agreements. Trade accounts receivable from disputed reciprocal compensation and carrier access billing totaled $20.4 million with associated credit allowances totaling $19.5 million. If the resolution of these disputes differs from our estimates, our reserves will be adjusted which will result in an increase or decrease in revenue and net loss.

Accrued Service Costs

We perform bill verification procedures to ensure that errors in our access vendors’ billed invoices are identified and disputed. The bill verification procedures include the examination of bills, comparison of billed rates to rates used by our expense estimation systems, comparison of circuits billed to our database of active circuits, and evaluation of the trend of invoiced amounts by our vendors, including the types of charges being assessed. If we conclude that we have been billed inaccurately, we will dispute the charge with the vendor and begin resolution procedures. We record a charge to cost of revenue and a corresponding increase to the accrued communication service costs for the disputed amounts, unless evidence indicates that it is not probable that we will ultimately be required to pay. If we ultimately reach an agreement with a vendor in which we settle a disputed amount for less than the corresponding accrual, we recognize the resultant settlement gain in the period in which the settlement is reached. Previously unaccrued disputes are tracked and reviewed periodically to assess whether a loss has become probable and estimable, in which case an accrual is established. At March 31, 2005, we have $21.3 million in unpaid vendor access billing disputes for which we have provided $12.7 million in accrued line costs. If resolution of these disputes differ from our estimates, our reserve will be adjusted resulting in an increase or decrease in cost of revenue and net loss.

Intangible Assets

We have recorded intangible assets resulting from our acquisitions. We account for goodwill and other intangible assets under FAS No. 142, “Goodwill and Other Intangible Assets.” FAS No. 142 requires that goodwill and other intangible assets with an indefinite life be tested for impairment at least annually. The impairment test is a two-step process that requires intangibles to be allocated to reporting units. We have one reporting unit. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment may exist, and the second step of the test is performed. In the second step, the fair value of the intangible asset is compared with the carrying value, and an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. FAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

We are required to review the recoverability of our goodwill and other intangible assets as indicated above. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change, in a way, that would reduce the estimated recoverability of these assets, impairment charges may be required.

Asset Retirement Obligations

We have network assets located in leased properties such as equipment rooms, central offices, and network interconnection sites. For certain of these leases, we are legally obligated to remove our equipment when the lease expires. As required by FAS No. 143, “Accounting for Asset Retirement Obligations,” we record a liability for the estimated current fair value of the costs associated with these removal obligations. We estimate our removal liabilities using historical cost information, industry factors, and current engineering estimates. We then estimate the present value of these costs by discounting the future expected cash payout to current fair value based on an estimated incremental borrowing rate. To the extent there are material differences between our estimated and actual removal costs, and our estimated and actual discount rates, we could be required to adjust our recorded liabilities.

Accounting for Stock-based Compensation

We grant options to purchase our common stock to our employees and directors under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (“FAS 123(R)”), “Share-Based Payment.” Effective January 1, 2006, we use the fair value method to apply the provisions of FAS 123(R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective approach, the valuation provisions of FAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. At March 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $14.5 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Upon adoption of FAS 123(R), we began estimating the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

If factors change and we employ different assumptions in the application of FAS 123(R) in future periods, the compensation expense that we record under FAS 123(R) may differ significantly from what we have recorded in the current period. In addition, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.

Litigation

We are involved in several material legal proceedings, as described in more detail in Note 3 of Notes to Unaudited Condensed Financial Statements and in “Part II Item 1. Legal Proceedings” elsewhere in this report. We assess potential losses in relation to these and other pending or threatened legal matters. If a loss is considered probable and the amount can be estimated, we recognize an expense for the estimated loss. To the extent these estimates turn out to exceed or be less than the actual liability resulting from the resolution of such matters, our net loss will be increased or decreased accordingly and if the differences are material, our consolidated financial statements could be materially impacted.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Revenue. Revenue consists of the sale of data and Internet, broadband transport, long-distance and local voice communication services. Data and Internet sales consist of high-speed data transport utilizing technology based on IP and ATM/frame relay. Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Long-distance voice services consist of dedicated and switched billed minutes of use, including the transmission of long-distance voice services on behalf of wholesale and retail customers. Local voice services consist of dedicated and switched inbound and outbound services. Inbound service allows for the completion of calls to our customers. Our outbound services allow local calls to be completed within a metropolitan region. Local voice services also include Inter-carrier compensation, which is associated with the transmission of traffic between telecommunications carriers and includes switched access and reciprocal compensation revenue. Reciprocal compensation is the compensation exchanged between carriers for terminating local phone calls on one another’s networks.

Quarterly revenue by product is as follows (in thousands):

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006
Data and Internet services	$41,844	$42,156	$42,684	$44,368	$44,036
Broadband transport	67,795	73,069	74,853	78,406	80,843
Long-distance voice services	55,485	50,867	47,359	45,029	46,124
Local voice services	51,862	55,139	53,171	51,939	52,936
Equipment sales	1,269	993	592	227	107

Total revenue	$218,255	$222,224	$218,659	$219,969	$224,046

Revenue increased $ 5.8 million, or 3%, for the quarter ended March 31, 2006 from $218.3 million for the quarter ended March 31, 2005, primarily due to increased sales of our broadband, data and Internet, and local voice services offset in part by decreases in revenue from our long-distance voice services.

Data and Internet revenues increased to $44.0 million from $41.8 million or 5% for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The increase in data and Internet revenues relate primarily to new sales of our converged services product which was launched in mid 2005 as well as sales of dedicated IP service. These increases were offset, in part, by decreased revenue from our ATM/Frame products which compete, at least in part, with our converged solutions. We expect this trend to continue as customers migrate toward this newer technology, which in some cases is a more cost effective solution for our customers.

Our broadband transport revenues increased to $80.8 million from $67.8 million or 19% for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 due to increased sales primarily to communications service providers and large enterprise customers. We experienced sales growth across virtually all of our broadband products from DS-1 to OC-192.

Our long-distance voice revenue decreased to $46.1 million from $55.5 million or 17% for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. Our long-distance voice revenues have been substantially impacted by intense competition within traditional voice products and by competition from competing technologies including Voice over Internet Protocol (VoIP). This competition has resulted in an overall decrease in the number of billable minutes of use, especially in our higher-priced switched based products. In addition, we increased our pricing for certain targeted wholesale voice customers. In response to theses price increases, some of these customers reduced their traffic volumes resulting in a net reduction in revenue. We expect long-distance voice revenue to continue to be negatively affected by competition. We are therefore focused on providing appropriate product alternatives to our customers including VoIP and converged services, which we believe provide a more cost effective customer solution in certain circumstances.

Our local voice services increased to $52.9 million from $51.9 million, or 2% for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005, primarily through increases in carrier access revenues.

Equipment revenue decreased to $0.1 million from $1.3 million for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. We have ceased marketing our communications equipment and our equipment division is now solely focused on the support of our communications services network.

Cost of Revenue. Cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Cost of revenue decreased by $3.9 million to $143.7 million for the quarter ended March 31, 2006 from $147.6 million for the quarter ended March 31, 2005. As a percentage of revenue, cost of revenue decreased to 64% from 68% for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. This cost improvement is due primarily to long-distance voice termination cost reductions and an overall change in our product mix. Voice termination costs were impacted by the following:

•	integration of the Focal and Broadwing networks which allowed for more cost effective transport and termination of traffic;

•	the impact of network investments which allows for lower cost routing of traffic;

•	pricing increases focused on specific higher cost wholesale customers which resulted in decreases in associated traffic volume; and

•	new vendor contracts with lower access and termination costs.

Cost of revenue as a percentage of revenue, has also been impacted by changes in our product mix. Broadband transport, which generally has a higher selling price, increased to 36% of revenue for the three months ended March 31, 2006, from 31% for the same period in 2005. Though our cost reduction efforts are continuing, we cannot be certain that cost savings will continue or will not be offset by future revenue changes. A portion of our voice traffic is terminated with other carriers under contracts with pricing which is subject to adjustment. If pricing associated with these contracts increase, we will see a corresponding increase in our cost of revenue.

Research and Development Expense. Research and development expense consists primarily of personnel, laboratory and facilities, testing and prototype expenses related to the design of our hardware and software equipment products. Research and development decreased to zero for the quarter ended March 31, 2006 from $2.9 million for the quarter ended March 31, 2005. During 2005, we ceased all research and development efforts that were related to our communications equipment division. That division is now focused solely on the maintenance of our communications services network and sales, general and administrative activities.

Sales, General and Administrative Expense. Sales, general and administrative expense consists primarily of costs associated with personnel, travel, information systems support and facilities and power related to our sales, network operations, network engineering and administrative support functions. Sales, general and administrative increased to $79.9 million for the quarter ended March 31, 2006 from $74.4 million for the quarter ended March 31, 2005. The increase in sales, general and administrative expense was due primarily to network operations employee and contract labor expense increases and an increase in equity-based compensation of $1.2 million associated with adoption of FAS 123(R).

Depreciation Expense. Depreciation expense decreased to $15.4 million for the quarter ended March 31, 2006 from $26.5 million for the quarter ended March 31, 2005. The decrease in depreciation is primarily due to the impact of certain assets reaching the end of their depreciable lives during the second half of 2005.

Amortization Expense. Amortization expense of $1.4 million for the quarter ended March 31, 2006 remained consistent with $1.4 million for the quarter ended March 31, 2005. Amortization expense primarily relates to intangible assets associated with in-place contracts and customer relationships acquired as part of the Broadwing and Focal acquisitions, which are being amortized over a period of three to seven years.

Restructuring and Other Charges. In first quarter of 2005, we implemented a restructuring and reorganization program including the down-sizing of our network support operations in Columbia, Maryland and the relocation of our headquarters to Austin, Texas. Our restructuring activities are ongoing and additional charges will be recorded during 2006.

We recorded the following charges for the three months ended March 31, 2005 and 2006 (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2006
Change in reserve estimate	$(313)	$—
Workforce reductions	—	4,781
Gain on sale of fixed assets	—	(2,150)

Restructuring, severance and gain on sale of fixed assets	$(313)	$2,631

Other income and expense, net. Other income and expense, net, decreased to $1.3 million for the quarter ended March 31, 2006 from $2.0 million for the quarter ended March 31, 2005. The decrease in other income and expense, net is primarily attributable to a higher average investment balance.

Interest expense, net of capitalized amounts. Interest expense, net of capitalized amounts, decreased to $2.3 million for the quarter ended March 31, 2006, as compared to $9.2 million for the quarter ended March 31, 2005. Interest expense in 2006 and 2005 was primarily attributable to interest on the convertible notes which were paid in full on February 21, 2006.

Liquidity and Capital Resources

Overview

We have historically incurred significant net losses and have used our cash and investments to fund our operating and investing activities. Broadwing Communications Services, Inc., the previous owner of the Broadwing business, incurred significant net losses prior to the acquisition. We believe that operational improvements, strategic investments and complementary acquisitions will improve the cash flows of our business. We have made progress in this turnaround strategy as shown in the reductions in cash used in operating activity and cash used in investing activity. Our efforts are continuing and may include further acquisitions, network cost reduction strategies and rationalization of our sales, general and administrative expenses. We cannot be sure, however, as to the amount and timing of the associated financial impact. We have financed our net cash outflows primarily through public and private sales of our debt and capital stock and borrowings under lease facilities. Cash flows for the quarters ending March 31, 2005 and 2006 are as follows (in thousands):

	Three Months Ended March 31,
	2005	2006	Change
Cash used in operating activities	$(23,453)	$(4,163)	$19,290
Cash provided by (used in) investing activities	(16,046)	3,859	19,905
Cash provided by (used in) finance activities	(342)	90,849	91,191

Net cash decrease in cash	$(39,841)	$90,545	$130,386

Net cash used in operating activities decreased $19.3 million for the quarter ended March 31, 2006 compared to the same period in 2005. This improvement in operating cash flows was primarily due to the following:

•	Reductions in net loss. $7.2 million in improvements in net loss excluding non-cash items such as provisions for bad debt, depreciation, amortization, equity-based expense and other non-cash charges. As discussed above, revenue growth, network cost improvement, Focal integration and restructuring programs have been key initiatives which have resulted in reduced operating cash outflows.

•	Reductions in the payment of trade accounts payable and accrued expenses. $13.0 million in overall decreases in cash used for the payment of accounts payable and accrued expenses.

•	Increases in current assets. The reduction to cash outflows discussed above were offset in part by increases in other current asset primarily related to the purchase of annual prepaid maintenance agreements on network assets.

Investing Activity

Net cash provided by (used in) investing activities for the quarters ended March 31, 2006 and March 31, 2005 was $3.9 million and ($16.0) million, respectively. This change in investing activity was due to the following:

•	The purchase and sale of invested cash surpluses. During 2005, on a net basis we invested $2.8 million of our cash surpluses in short and long-term securities to maximize interest income. During 2006, many of our investments matured or were sold for net cash inflows of $25.8 million.

•	Ciena Equipment deposit. In the first quarter of 2006, we made our second of three payments to Ciena Corporation (“Ciena”) under a March 31, 2005 settlement agreement. Under the terms of the agreement, Ciena and Broadwing have agreed to dismiss all litigation claims. In addition, we agreed to pay a total of $35.0 million in three equal annual installments, of which $33.0 million of the total payment may be used as credits toward the purchase of Ciena equipment and services at market prices over three and one-half years.

•	Equipment Sales. In the first quarter of 2006, we sold excess equipment, for proceeds of $2.8 million, associated with our equipment division in Columbia, Maryland which, through various restructuring actions has been downsized.

Financing Activity

Net cash provided by (used in) financing activities was $90.8 million and ($0.3) million for the quarters ended March 31, 2006 and 2005, respectively. A summary of our finance activity is as follows:

•	2005. Financing activity in 2005 principally related to the proceeds of stock option and warrant exercises offset by long-term deposits and the repayment of capital lease obligations.

•	2006. Financing activity in 2006 principally related to net proceeds of $104.0 million from two private placements of common stock as well as $2.9 million in proceeds from the exercise of employee stock options. In addition, we made our final payment under our $225.0 million unsecured convertible note. At the election of the Company, principal and interest were payable in either cash or common stock at a conversion price of 95% of the average stock price for the 20 days preceding conversion. The final principal and interest installment of $32.6 million was paid on February 21, 2006, approximately half in cash and half in common stock.

During 2004, 2005 and 2006, we paid principal and interest due under the convertible note as follows (in thousands):

	2004	2005	2006
Payment
Cash	$(4,670)	$(100,022)	$(16,278)
Common stock*	(67,686)	(34,168)	(17,200)

Total	$(72,357)	$(134,190)	$(33,478)

*	Shares issued under the convertible notes total 9.6 million, 6.3 million and 1.9 million in 2004, 2005 and 2006, respectively.

In October 2005, we entered into a three-year revolving credit facility that provides borrowing capacity up to $75.0 million subject to certain limitations. The facility is secured by a pledge of accounts receivable of Broadwing and its subsidiaries. Borrowings will bear an interest rate, at Broadwing’s option, at either LIBOR plus 3.75% or an alternate base rate, defined as the higher of the prime or federal funds rate, plus 2.5%. If cash, investments, and undrawn availability under the facility fall below $100.0 million while borrowings are outstanding, Broadwing must deposit $25.0 million into a designated restricted account. Borrowing under the facility will be limited by an amount of eligible accounts receivable available as collateral, and the amount of our “Liquidity,” as defined in the agreement. As the available borrowing under the facility is limited, the amount available at any point in time may be substantially less than $75.0 million and the facility could be unavailable in certain circumstances. The facility is subject to an unused line fee of one-half of one percent (0.05%), an annual fee of $0.4 million and closing costs of $1.5 million which will be amortized over the life of the facility. To date, we have not drawn on the facility.

We believe that our current cash and cash equivalents, short-term investments and expected future cash generated from operations will satisfy our expected working capital, capital expenditure and investment requirements through the next twelve months. However, we may raise additional funds to support our capital needs. To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution to our existing shareholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned network development and sales and marketing efforts, which could impact our business, financial condition and earnings.

As of March 31, 2006, long-term restricted cash totaled $14.1 million associated with outstanding irrevocable letters of credit relating to lease obligations for various business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each of the respective lease agreements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements.

Our exposure to market risk for changes in interest rates relates to our cash equivalents and investments. Our investments are available-for-sale. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We mitigate default risk by investing in only investment-grade securities. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments are carried at market value, which approximates cost. If market interest rates were to increase by one percent from March 31, 2006, the fair value of our portfolio would decline less than approximately $1.0 million.

Item 4. Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a–15 of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated there under, our Co-Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date. There have been no changes in our internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A. on our Form 10-K for the year ended December 31, 2005 filed on March 6, 2006 with the Securities and Exchange Commission.

Item 1. Legal Proceedings

There have been no other material developments in any legal proceedings described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (such disclosure being incorporated herein) except as described below.

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

On August 31, 2005 the Judge issued an order clarifying certain provisions of the proposed settlement and set deadlines for its final approval. On April 21, 2006, one of the underwriters sued in this class action, JPMorgan Chase, announced a settlement with plaintiffs for $425 million. On April 24, 2006, a fairness hearing on the proposed settlement was held in which the Judge did not rule on the proposed settlement, but instead took the proposed settlement under advisement. Should the Judge not grant final approval of the settlement agreement, we believe that we have meritorious defenses to plaintiffs’ allegations and will vigorously defend ourselves.

Great Northern Insurance Company

On October 5, 2004, we filed an action in the US District Court for the District of Maryland against our property insurance carrier, Great Northern Insurance Company, for breach of contract under a building and personal property insurance policy sold to us by Great Northern. The claim is for a loss sustained by us due to a fire in a warehouse that occurred in March 2003. The amount of loss alleged by us exceeds $46.0 million, of which Great Northern has paid $4.5 million. We have requested a jury trial for this dispute. On February 9, 2005, we filed our Second Amended complaint, which bifurcated our existing breach of contract claim into two claims for relief. On April 14, 2006 we moved for partial summary judgment, and briefing of this motion is ongoing by both sides. Fact discovery closed on January 27, 2006 and expert discovery is underway and expected to be completed on May 19, 2006. Requests for admission must be served by June 6, 2006 and any additional summary judgment motions are to be filed by June 23, 2006. While the Court has not, as yet, set a trial date, we anticipate that, lacking either a resolution as a matter of law or a settlement, trial will likely proceed in October or November of this year.

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

Date: May 04, 2006	BROADWING CORPORATION

/S/ LYNN D. ANDERSON
	Name: Title:	Lynn D. Anderson Senior Vice President and Chief Financial Officer

Date: May 04, 2006

/S/ RICHARD A. MARTIN
	Name: Title:	Richard A. Martin Vice President, Chief Accounting Officer and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certificate of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.3	Certificate of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certificate of the Co-Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002