Form 10-Q
period 2006-06-30
BROADWING CORP
filed 2006-08-08
CIK 1060490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares of Common Stock, $0.01 par value, outstanding at July 31, 2006:    87,764,763

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADWING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2005	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$66,706	$335,224
Short-term investments	42,648	16,377
Trade accounts receivable, net of allowances of $36,977 and $39,638 at December 31, 2005 and June 30, 2006, respectively	75,579	75,945
Prepaids and other current assets	18,565	23,251

Total current assets	203,498	450,797
Restricted cash, non-current	14,606	13,603
Property and equipment, net	260,681	265,946
Goodwill	58,354	58,354
Intangible assets, net	24,820	22,103
Other non-current assets, net	11,545	24,881

Total assets	$573,504	$835,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$1,414	$1,357
Notes payable, net of discounts, current portion	31,658	321
Accounts payable	32,221	59,087
Accrued expenses and other liabilities	54,344	51,230
Accrued communication service costs	25,441	19,372
Deferred revenue, current portion	6,941	5,986
Accrued restructuring and other charges	3,965	2,690

Total current liabilities	155,984	140,043
Capital lease obligations, net of current portion	20,109	19,454
Notes payable, net of discounts and current portion	710	180,565
Deferred revenue, net of current portion	17,939	17,877
Other long-term liabilities	13,750	12,037

Total liabilities	208,492	369,976
Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value; 1,900,000,000 shares authorized; 75,266,437 shares issued and 74,038,257 shares outstanding as of December 31, 2005; 88,598,636 shares issued and 87,370,436 shares outstanding as of June 30, 2006	747	877
Treasury stock (1,228,180 shares at December 31, 2005 and June 30, 2006, at cost)	(9,512)	(9,512)
Additional paid-in capital	3,180,764	3,312,781
Accumulated other comprehensive loss:
Unrealized investment losses	(220)	(17)
Accumulated deficit	(2,806,767)	(2,838,421)

Total stockholders’ equity	365,012	465,708

Total liabilities and stockholders’ equity	$573,504	$835,684

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Revenue	$222,224	$224,273	$440,479	$448,319
Cost of revenue (excludes depreciation expense of $ 25,028 and $11,336 for the three months ended June 30, 2005 and 2006, respectively, and $48,525 and $23,892 for the six months ended June 30, 2005 and 2006, respectively)	147,335	139,148	294,958	282,869
Research and development (includes equity-based compensation expense of $180 and $0 for the three months ended June 30, 2005 and 2006, respectively, and $497 and $0 for the six months ended June 30, 2005 and 2006, respectively)	3,108	—	5,989	—
Sales, general and administrative (includes equity-based compensation expense of $794 and $2,648 for the three months ended June 30, 2005 and 2006, respectively, and $1,425 and $4,450 for the six months ended June 30, 2005 and 2006, respectively)	76,693	81,652	151,121	161,512
Litigation settlement	—	—	2,000	—
Depreciation	28,241	14,499	54,712	29,944
Amortization	1,404	1,313	2,823	2,717
Restructuring, impairment, severance and gain on sale of fixed assets (includes equity-based compensation expense of $0 and $250 for the three months ended June 30, 2005 and 2006, respectively, and $0 and $2,614 for the six months ended June 30, 2005 and 2006, respectively)	1,027	759	713	3,390

Total operating expenses	257,808	237,371	512,316	480,432
Operating loss	(35,584)	(13,098)	(71,837)	(32,113)
Other income, net	2,048	3,574	3,999	4,910
Interest expense, net of capitalized amounts	(4,812)	(2,172)	(13,975)	(4,452)

Net loss	$(38,348)	$(11,696)	$(81,813)	$(31,655)
Unrealized investment gain	317	19	161	203

Other comprehensive loss	$(38,031)	$(11,677)	$(81,652)	$(31,452)

Basic and diluted net loss per common share	$(0.52)	$(0.13)	$(1.14)	$(0.39)

Basic and diluted weighted average common shares	73,593	87,261	71,996	82,215

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30, 2005	June 30, 2006
Cash flows from operating activities:
Net loss	$(81,813)	$(31,655)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	57,535	32,661
Equity-based compensation expense	1,922	4,450
Provision for bad debt and sales allowances	17,787	17,249
Deferred financing cost and original issue discount amortization, and accretion of interest	9,197	2,120
Amortization of deferred revenue	287	(3,155)
Non-cash restructuring, impairment, severance and gain on sale of fixed assets	(586)	(931)
Changes in operating assets and liabilities:
Accounts receivable	(8,709)	(17,615)
Other current and non-current assets	(2,931)	(8,887)
Accounts payable and other accrued expenses	3,838	19,009

Net cash provided by (used in) operating activities	(3,473)	13,246

Cash flows from investing activities:
Purchase of property and equipment	(31,015)	(31,917)
Proceeds from the sale of property and equipment	562	5,795
Ciena equipment deposit	(11,000)	(11,000)
Purchase and sale of investments, net	30,559	26,474

Net cash used in investing activities	(10,894)	(10,648)

Cash flows from financing activities:
Proceeds from private placement of common stock, net of issuance costs of $6.0 million	—	103,906
Proceeds from issuance of convertible debentures, net of issuance costs of $6.0 million	—	174,003
Proceeds from stock options and warrants exercised	1,295	3,978
Changes in restricted cash	(642)	1,003
Repayment of notes payable and capital lease obligations	(33,917)	(16,970)

Net cash provided by (used in) financing activities	(33,264)	265,920

Net increase (decrease) in cash and cash equivalents	(47,631)	268,518
Cash and cash equivalents—beginning of period	124,540	66,706

Cash and cash equivalents—end of period	$76,909	$335,224

Supplemental disclosure of cash flow information:
Interest paid	$2,822	$2,062
Supplemental disclosure of noncash activities:
Repayment of convertible notes and interest with common stock	$34,168	$16,065
Assets acquired through capital lease	$—	$52
Deposit with Ciena converted to equipment	$2,516	$7,290

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

(a) Nature of Business and Basis of Presentation

Broadwing Corporation and subsidiaries (“Broadwing” or the “Company”), is an Austin, Texas based provider of data and Internet, broadband transport, and voice communications services throughout the United States of America. The condensed consolidated financial statements include Broadwing Corporation and its wholly-owned subsidiaries. In the opinion of management, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 6, 2006. The condensed consolidated results of operations for the interim periods are not necessarily indicative of the consolidated operating results to be expected for the full year.

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

Indefeasible right-of-use (“IRU”) agreements represent the lease of network capacity or dark fiber and are recorded as deferred revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as the services are provided, beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized deferred revenue is recognized in the period in which the contract is terminated. Non-cash IRU revenue for the three and six months ended June 30, 2005 and 2006 is less than 3% of total revenue.

Cost of revenue primarily reflects access charges paid to local exchange carriers and other providers as well as transmission lease payments to other carriers. Cost of revenue excludes depreciation and amortization expense. Additionally, cost of revenue includes intercarrier compensation paid to carriers to terminate or originate traffic on their networks. Intercarrier compensation rates are subject to regulatory oversight. There are two primary forms of intercarrier compensation—access charges and reciprocal compensation. The Company is subject to access charges, which are related to the origination and termination of long distance calls, and reciprocal compensation, which is related to the termination of local calls. Intercarrier compensation charges are based on minutes of use and vary based on customer calling patterns.

The Company performs bill verification procedures to ensure that errors in access vendors’ billed invoices are identified and disputed. The bill verification procedures include the examination of bills, the comparison of billed rates to rates used by the Company’s expense estimation systems, the comparison of circuits billed to a

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

database of active circuits, and evaluating the trend of invoiced amounts by vendors, including the types of charges being assessed. If the Company concludes that it has been billed inaccurately, it will dispute the charge with the vendor and begin resolution procedures. The Company records a charge to cost of revenue and a corresponding increase to the accrued communication service costs for the disputed amounts, unless evidence indicates that it is not probable that the Company will ultimately be required to pay. If an agreement is reached with a vendor in which the Company settles a disputed amount for less than the corresponding accrual, a gain is recognized in the period in which the settlement is reached. Previously unaccrued disputes are reviewed periodically to assess whether a loss has become probable and estimable, in which case an accrual is established.

(c) Stock Options and Warrants

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective method. The modified prospective method requires that compensation costs be recognized for new awards and awards that are modified, repurchased or cancelled after the required effective date. In addition, compensation costs for outstanding unvested awards as of the effective date shall be recognized over the remaining requisite service period. Under this method, compensation costs in 2006 include cost for options granted prior to but not vested as of December 31, 2005. Results from prior periods have not been restated.

The following pro forma information, as required by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, and amendment to FASB Statement No. 123” is presented for comparative purposes and illustrates the pro forma effect on net loss for each period presented as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation prior to January 1, 2006 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Included in reported earnings
Selling, general and administrative	$794	$2,648	$1,425	$4,450
Research and development	180	—	497	—
Restructuring and other	—	250	—	2,614

Total	$974	$2,898	$1,922	$7,064

Incremental pro forma
Selling, general and administrative	$1,420	$—	$3,153	$—
Research and development	133	—	616	—

Total	1,553	—	3,769	—

Pro forma stock-based employee compensation expense	$2,527	$2,898	$5,691	$7,064

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

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on previously reported assets, liabilities, net loss, or cash flows.

(2) Basic and Diluted Net Loss Per Common Share

Options, unvested restricted stock and warrants outstanding as of June 30, 2005 to purchase 4,278,800, 1,399,800 and 3,721,380 shares of common stock, respectively, were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2005, as their inclusion would have been anti-dilutive.

Options, unvested restricted stock and warrants outstanding as of June 30, 2006 to purchase 2,926,603, 2,174,072 and 3,095,980 shares of common stock, respectively, were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2006, as their inclusion would have been anti-dilutive.

(3) Commitments and Contingencies

There have been no other material development in any legal proceedings described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Revenue from the Company’s ten largest customers accounted for approximately 18% and 17% of total revenue for both the three and six months ended June 30, 2005 and 2006, respectively. In addition, revenue from communications carriers accounted for 43% and 42% of total revenue for the three and six months ended June 30, 2005, respectively, as compared to 42% of total revenue for both the three and six months ended June 30, 2006.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Property and Equipment, net

Property and equipment is recorded at cost or fair value if acquired in a business combination. Depreciation is provided for using the straight-line method over the estimated useful life. Repairs and maintenance are charged to expense as incurred.

Costs associated directly with expansions and improvements to the network, including employee related costs, have been capitalized, and interest costs incurred during construction are capitalized based on the weighted average accumulated construction expenditures and interest rates related to the Company’s borrowings during the six months ended June 30, 2005 and 2006. Approximately $3.4 million and $0.7 million of interest expense was capitalized into construction in process during the six months ended June 30, 2005 and 2006, respectively.

Included in construction in process are approximately $17.6 million and $13.7 million of network spares inventory at December 31, 2005 and June 30, 2006, respectively. Interest is not capitalized on network spares inventory.

Property and equipment, net (in thousands):

	December 31, 2005	June, 30 2006	Depreciable Lives (years)
Land	$7,950	$7,950	Indefinite
Buildings and leasehold improvements	63,195	60,961	2-40
Transmission facilities	293,049	316,549	3-20
Furniture, fixtures, vehicles and other	24,802	23,605	2-15
Fiber usage rights	16,133	16,133	5-20
Testing and manufacturing	71,892	57,168	3-5
Construction in process	32,648	45,275	—

Total property and equipment	509,669	527,641
Less: accumulated depreciation	(248,988)	(261,695)

Property and equipment, net	$260,681	$265,946

(6) Goodwill and Other Intangible Assets

The Company recorded $58.4 million of goodwill related to the acquisition of Focal. The Company recorded $34.5 million in intangible assets related to the Focal and Broadwing acquisitions. Accumulated amortization as of June 30, 2006 was $15.3 million.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Notes Payable and Credit Facility

A summary of notes payable as of December 31, 2005 and June 30, 2006 is as follows (in thousands):

	December 31, 2005	June 30, 2006
Leasehold improvements loan due May 2009, 10% interest rate	$560	$489
Senior unsecured convertible notes, 5% interest rate repaid in February 2006, less unamortized debt discount of $789 at December 31, 2005	31,354	—
Convertible Debentures due May 2013, 3.125% interest rate	—	180,000
Other	454	397

	32,368	180,886
Less: current portion	(31,658)	(321)

Notes payable, net of discounts and current portion	$710	$180,565

On February 19, 2004, the Company borrowed $225.0 million under unsecured convertible notes in a private placement to institutional investors. Borrowings under the loans accrued interest at a stated rate of 5% payable quarterly. At the election of the Company, principal and interest were payable in either cash or common stock at a conversion price of 95% of the average stock price for the 20 days preceding conversion. In conjunction with the issuance of the notes, the Company issued warrants to purchase 2,732,838 shares of common stock. As adjusted for the private placements consummated on March 14, 2006 and March 24, 2006 and the convertible debt issuances on May 16, 2006 and June 12, 2006, the warrants can be exercised for right to purchase 3,095,980 shares of common stock. The warrants are immediately exercisable, have a current strike price of $20.92 per share, and expire on February 19, 2007. On February 21, 2006, the Company paid the final principal and interest installment of $32.1 million and $0.4 million, respectively, by using 1,894,239 shares of common stock and making a cash payment of $16.3 million. The Company incurred $0.9 million in additional interest expense associated with the extinguishment of debt determined by the difference between the computed conversion price per the agreement and the actual stock price on the date of issuance.

On October 18, 2005, the Company entered into a revolving credit facility that provides borrowing capacity to borrow up to $75 million subject to certain limitations, commencing November 29, 2005 with a final maturity date of October 14, 2008. The facility is secured by a pledge of accounts receivable of the Company and its subsidiaries. Borrowings will bear an interest rate, at Broadwing’s option, at LIBOR plus 3.75% or an alternate base rate, defined as the higher of the prime or federal funds rate, plus 2.5%. If cash, investments, and undrawn availability under the facility fall below $100.0 million while borrowings are outstanding, Broadwing must deposit $25.0 million into a designated restricted account. Borrowing under the facility will be limited by an amount of eligible accounts receivable available as collateral and the amount of our “Liquidity,” as defined the agreement. As the available borrowing under the facility is limited, the amount available at any point in time may be substantially less than $75.0 million and the facility could be unavailable in certain circumstances. The facility is subject to an unused line fee of one-half of one percent (0.05%), an annual fee of $0.4 million and closing costs of $1.5 million which are being amortized over the life of the facility. Broadwing intends to use borrowings under the facility for general corporate purposes.

In the second quarter of 2006, the Company issued $180.0 million in aggregate principal amount of Convertible Debentures, due May 16, 2026 (the “Debentures”). The Debentures accrue interest at a rate of 3.125% per annum payable in cash semi-annually on May 15 and November 15 of each year and are guaranteed on a senior basis by certain of the Company’s 100% wholly-owned subsidiaries (the “Guarantors”). The net proceeds from the offering of the Debentures were $174.0 million, after deducting $6.0 million in fees related to

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the offering. The fair value of the Debentures approximate the carrying value at June 30, 2006 and debt issuance costs of $6.0 million have been recorded in other assets on the condensed consolidated balance sheet and will be amortized using the effective interest method through May 15, 2013. The Company intends to use the net proceeds from the sale of the Debentures for general corporate purposes.

The Debentures are convertible into the Company’s common stock at an initial fixed conversion rate of 60.2410 shares per $1,000 principal amount of Debentures (equivalent to an initial conversion price of approximately $16.60 per share, which represents a 25% premium based on a closing price of $13.28 per share on May 9, 2006), subject to adjustment in certain circumstances as defined in the Indenture.

On or prior to the maturity date of the Debentures, upon the occurrence of a fundamental change, as described in the Indenture, the Company will provide for a make whole amount by increasing the conversion rate by a number of additional shares for any conversion of the Debentures in connection with any such fundamental change. The amount of additional shares will be determined as set forth in the Indenture. The Company evaluated the accounting for the conversion feature in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” and related issues, at the date of issuance of the Convertible Debentures, and determined that the make whole conversion feature does not need to be accounted for separately from the Convertible Debentures. The Company will update its analysis for the accounting of the conversion feature as circumstances warrant. If the conversion feature is required to be bifurcated in the future, changes in the fair value of the conversion feature would be charged or credited to interest expense in each period.

The Debentures are redeemable at the Company’s option on or after May 15, 2013, at a redemption price equal to 100% of the principal amount of the Debentures being redeemed plus accrued and unpaid interest and liquidated damages, if any. The Debentures are subject to repurchase at the option of holders on May 15, 2013, May 15, 2016 and May 15, 2021, and upon the occurrence of certain designated events as defined in the Indenture agreement at a repurchase price equal to 100% of the principal amount of the Debentures being repurchased plus accrued and unpaid interest and liquidated damages, if any.

(8) Private Placement

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

On March 22, 2006, the Company entered into a second purchase agreement for the private placement of its common stock in which the Company raised $36.0 million in gross proceeds. Under the terms of the agreement, the Company sold to the purchasers an aggregate of 3,000,000 shares of the Company’s common stock, par value $0.01 per share, at a per share purchase price of $12.00. The proceeds net of direct offering costs of $1.9 million were approximately $34.1 million.

The resale of the shares issued in both private placements were registered in the first quarter of 2006.

(9) Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123(R) are effective for public entities that do not file as small business issuers as of the beginning of the annual reporting period that begins after June 15, 2005. The Company previously issued employee stock options for which no expense has been recognized, and were not fully vested as of the effective date of SFAS No. 123(R).

With the adoption of SFAS No.123(R), net loss increased by $1.2 million and $2.4 million for the three and six months ended June 30, 2006, respectively and basic and diluted net loss per common share increased by $(0.01) and $(0.03) for the three and six months ended June 30, 2006, respectively.

The compensation expense that has been charged against income for the Company’s stock-based compensation plans is as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock options	$1,081	$2,143
Restricted stock	1,588	4,463
ESPP	229	459

	$2,898	$7,065

Stock Options

Options are granted to certain employees and directors at prices which are generally equal to the market value of the stock on the dates the options are granted. Generally, the options granted have a contractual term of 10 years from the grant date and granted options for employees vest ratably over a four year period. Stock option exercises result in the new issuance of shares. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The company has estimated the fair value of all stock option awards as of the date of grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. There were no options issued during the three and six months ended June 30, 2006, however, the weighted average for key assumptions used in determining the fair value of options for the three and six months ended June 30, 2005 is as follows:

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

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity during the three and six months ended June 30, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2006	3,691,035	$20.95
Granted	—	—
Exercised	(329,473)	6.96
Cancelled	(117,450)	11.59

Balance at March 31, 2006	3,244,112	$22.72	6.2	$6,129

Granted	—	—
Exercised	(128,597)	8.50
Cancelled	(188,912)	60.18

Balance at June 30, 2006	2,926,603	$20.94	4.9	$1,746

Exercisable at June 30, 2006	2,294,002	$23.11	4.4	$1,408

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the company’s common stock for the 0.4 million options that were in-the-money at June 30, 2006. During the three and six months ended June 30, 2006, the aggregate intrinsic value of options exercised under the company’s stock option plans was $0.7 million and $2.3 million, respectively, determined as of the date of option exercise. As of June 30, 2006, there was $5.6 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 0.9 years.

Restricted Stock

During 2004, the Company began issuing unvested shares (restricted stock) under its 2000 Long-term Incentive Plan. Restricted stock generally vests over a four year period, 25% of which vest after the first year and the remainder of which vest quarterly thereafter. Outstanding restricted stock is entitled to vote and receive any declared dividends. The cost of stock awards is determined using the fair value of the Company’s closing stock price on the date of grant, net of expected forfeitures, and compensation is recognized on a straight-line basis over their respective vesting period. The expected forfeiture rate was estimated based on historical data. As of June 30, 2006, 2,174,072 shares of unvested restricted stock were outstanding and held in escrow. As of June 30, 2006, there was $11.4 million of total unrecognized compensation costs related to unvested restricted stock. These costs are expected to be recognized over a weighted average period of 1.2 years. A summary of unvested restricted stock during the three and six months ended June 30, 2006 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2006	2,204,960	$5.69
Granted	24,250	14.25
Vested	(330,014)	8.96
Forfeited	(41,863)	5.96

Balance at March 31, 2006	1,857,333	$5.21

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted Average Grant Date Fair Value
Granted	529,788	$14.83
Vested	(86,196)	7.00
Forfeited	(126,853)	6.30

Balance at June 30, 2006	2,174,072	$7.42

Employee Stock Purchase Plan

During 2000, the Company established the Broadwing Employee Stock Purchase Plan (the “Plan”). Eligible employees choose to participate in the Plan during offering periods by authorizing payroll deductions of up to 15% of their salaries, subject to limitations imposed by the Internal Revenue Code. The plan has two purchase periods one from January 1 through June 30 and the second one from July 1 through December 31. The purchase price per share purchased as of this date is the lower of either (1) 85% of the fair market value of a share of common stock on the first business day of the offering period or (2) 85% of the fair market value of a share of common stock on the exercise date. Shares purchased under the plan are new issuances. As of June 30, 2006, 2,457,248 shares were reserved for futures issuance under this plan.

On June 19, 2006, the Company’s board of directors approved certain amendments to the Company’s Plan, effective as of the date of adoption by the board of directors. The amendments to the Plan increased the available number of shares for issuance under the Plan by 2,500,000 shares, removed the annual limitation on the number of shares available for issuance under the Plan, and made other administrative and conforming changes. The Company will seek stockholder approval of the amendments at the next annual stockholder meeting to be held in 2007.

Compensation expense is measured as the fair value of the discount for the estimated number of shares to be purchased at the grant date plus the fair value of the employees’ purchase rights during the “look-back” option period as calculated under the Black-Scholes option pricing model. The weighted average assumptions used in the model for the three and six months ended June 30, 2006 are outlined in the following table:

Weighted average grant date fair value	$6.05
Weighted average assumptions used:
Expected volatility	67%
Risk-free interest rate	2.6%
Expected option life (in years)	0.5
Dividend yield	0.0%

At June 30, 2006, total unrecognized estimated compensation expense related to unvested stock options and restricted stock granted prior to that date was $17.1 million, which is expected to be recognized over a weighted-average period of 1.1 years.

(10) Restructuring and Related Charges

During 2005 and 2006, the Company implemented certain restructuring and reorganization programs designed to decrease the Company’s overall cost structure. Restructuring efforts in 2005 focused on the integration of Focal Communications Corporation, a company acquired in 2004. During 2006, our restructuring efforts included the down-sizing of network support operations in Columbia, Maryland including the Infinera

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outsourcing agreement discussed in Note 11 and the relocation of the Company’s headquarters from Columbia, Maryland to Austin, Texas. In connection with the Columbia downsizing, the Company has outsourced certain functions (as discussed in note 11), exited certain facilities and curtailed plans for the production and installation of certain internally produced network equipment. Our restructuring activities are ongoing and additional charges will be recorded during the reminder of 2006.

Also in 2006, the Company recorded severance expense associated with Dr. Huber’s resignation as the Company’s Chief Executive Officer. Dr. Huber remains the Chairman of the Company’s Board of Directors. Under his severance agreement, Dr. Huber received one year’s base pay of $400,000 and the accelerated vesting of 247,500 shares of restricted stock and 99,167 stock options, resulting in non-cash expense of approximately $2.4 million during the first quarter of 2006.

The Company recorded the following charges for the three and six months ended June 30, 2005 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Facility consolidation	$271	$147	$271	$147
Change in reserve estimate	(185)	(1,100)	(499)	(1,100)
Workforce reductions	657	420	657	5,201
Gain on sale of fixed assets	—	(2,793)	—	(4,943)
Impairment loss—network equipment and other fixed assets	284	4,085	284	4,085

Restructuring, impairment, severance and gain on sale of fixed assets	$1,027	$759	$713	$3,390

The following table displays the activity and balances of the restructuring reserve account for the three and six months ended June 30, 2006 (in thousands):

Total
Balance at December 31, 2005	$3,965
Restructuring, severance and gain on sale of fixed assets	2,417
Cash payments, net of sales proceeds	(1,890)

Balance at March 31, 2006	$4,492
Restructuring, severance and gain on sale of fixed assets	(624)
Cash payments	(1,178)

Balance at June 30, 2006	$2,690

(11) Subsequent Events

On July 13, 2006, the Company entered into an agreement with Infinera Corporation (the “Supplier”) to outsource certain network support functions, including the manufacture of internally produced transport equipment and the support and maintenance of certain network systems over a period of two years from the date of execution for approximately $10.8 million. The Company also committed to purchase Infinera equipment totaling $20.0 million over the next two years.

As part of the Company’s overall restructuring initiatives and in conjunction with the outsourcing agreement, the Company exited its manufacturing facility in Columbia, Maryland. The Supplier has agreed to

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lease the manufacturing facility for the production of the transport equipment. As of the commencement date of the supply term, the Supplier has also agreed to hire certain of the Company’s employees.

Associated with the outsourcing agreement, the Company received warrants to purchase 370,370 shares of Infinera Series G Preferred Stock of Infinera.

On July 25, 2006, the Company entered into an employment agreement in connection with the appointment of the Company’s Chief Executive Officer. Under the terms of the agreement, the initial base salary will be $450,000 per year subject to annual review and an annual incentive bonus at a target level of 50% of base compensation. In addition, the Company will also grant options to purchase an aggregate of 750,000 shares of the Company’s common stock at an exercise price of $8.85 subject to certain vesting conditions.

(12) Guarantor Information

As discussed in Note 7, Notes Payable and Credit Facility, the Company has an aggregate of $180.0 million of 3.125% Convertible Debentures outstanding as of June 30, 2006. The debentures are general unsecured senior obligations and rank junior in right of payment to all of our other existing and future secured debt, including obligations under our revolving credit facility, to the extent of the collateral securing that debt. The debentures will be jointly and severally guaranteed on an unsecured basis by certain of our existing domestic subsidiaries and may be guaranteed by certain future domestic subsidiaries.

The following represents the supplemental consolidating condensed financial statements of Broadwing Corporation, (the “Parent”) which was the issuer of the Debentures issued on May 16, 2006, the Guarantors (the “Guarantors”) as listed in the Indenture agreement dated May 16, 2006, and the Company’s subsidiaries that are not guarantors of the Debentures. The information includes elimination entries necessary to consolidate the Parent with the Guarantor and Non-Guarantor Subsidiaries. Separate condensed consolidated financial statements of each guarantor are not presented, as the Company has determined that they would not be material to investors.

BROADWING CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Balance Sheets

December 31, 2005

(in thousands)

	Parent	Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$62,635	$557	$3,514	$—	$66,706
Short-term investments	42,648	—	—	—	42,648
Trade accounts receivable, net	—	146	75,433	—	75,579
Investment	(1,042,494)	—	(93,578)	1,136,072	—
Intercompany	1,332,708	327	(1,332,708)	(327)	—
Prepaids and other current assets	869	—	17,696	—	18,565

Total current assets	396,366	1,030	(1,329,643)	1,135,745	203,498

Restricted cash, non-current	—	—	14,606	—	14,606
Property and equipment, net	—	—	260,681	—	260,681
Goodwill	—	—	58,354	—	58,354
Intangible assets, net	—	—	24,820	—	24,820
Other non-current assets, net	—	—	11,545	—	11,545

Total assets	$396,366	$1,030	$(959,637)	$1,135,745	$573,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$389	$31,832	$—	$32,221
Accrued expenses and other liabilities	—	342	54,002	—	54,344
Intercompany	—	53,463	(54,023)	560	—
Accrued communication service costs	—	—	25,441	—	25,441
Deferred revenue, current portion	—	—	6,941	—	6,941
Accrued restructuring and other charges	—	443	3,522	—	3,965
Notes payable and capital lease obligations, net of discounts, current portion	31,355	160	1,557	—	33,072

Total current liabilities	31,355	54,797	69,272	560	155,984

Other long-term liabilities	—	—	13,750	—	13,750
Deferred revenue, net of current portion	—	—	17,939	—	17,939
Notes payable and capital lease obligations, net of discounts and current portion	—	295	20,524	—	20,819

Total liabilities	31,355	55,092	121,485	560	208,492
Stockholders’ equity:
Common stock	747	2,166	—	(2,166)	747
Treasury stock	(9,512)	—	—	—	(9,512)
Additional paid-in capital	3,180,763	944,939	246,204	(1,191,142)	3,180,764
Accumulated other comprehensive loss	(220)	—	—	—	(220)
Accumulated deficit	(2,806,767)	(1,001,167)	(1,327,326)	2,328,493	(2,806,767)

Total stockholders’ equity	365,011	(54,062)	(1,081,122)	1,135,185	365,012

Total liabilities and stockholders’ equity	$396,366	$1,030	$(959,637)	$1,135,745	$573,504

BROADWING CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Balance Sheets

June 30, 2006

(in thousands)

	Parent	Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$325,586	$793	$8,845	$—	$335,224
Short-term investments	16,377	—	—	—	16,377
Trade accounts receivable, net	—	—	75,945	—	75,945
Investment	(1,071,344)		(93,577)	1,164,921	—
Intercompany	1,368,683	352	(1,369,035)	—	—
Prepaids and other current assets	2,225	—	21,026	—	23,251

Total current assets	641,527	1,145	(1,356,796)	1,164,921	450,797

Restricted cash, non-current	—	—	13,603	—	13,603
Property and equipment, net	—	—	265,946	—	265,946
Goodwill	—	—	58,354	—	58,354
Intangible assets, net	—	—	22,103	—	22,103
Other non-current assets, net	4,884	—	19,997	—	24,881

Total assets	$646,411	$1,145	$(976,793)	$1,164,921	$835,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$389	$58,698	$—	$59,087
Accrued expenses and other liabilities	703	255	50,272	—	51,230
Intercompany	—	53,930	(54,817)	887	—
Accrued communication service costs	—	—	19,372	—	19,372
Deferred revenue, current portion	—	—	5,986	—	5,986
Accrued restructuring and other charges	—	245	2,445	—	2,690
Notes payable and capital lease obligations, net of discounts, current portion	—	169	1,509	—	1,678

Total current liabilities	703	54,988	83,465	887	140,043

Other long-term liabilities	—	—	12,037	—	12,037
Deferred revenue, net of current portion	—	—	17,877	—	17,877
Notes payable and capital lease obligations, net of discounts and current portion	180,000	228	19,791	—	200,019

Total liabilities	180,703	55,216	133,170	887	369,976

Stockholders’ equity:
Common stock	877	2,166	—	(2,166)	877
Treasury stock	(9,512)	—	—	—	(9,512)
Additional paid-in capital	3,312,781	944,940	246,202	(1,191,142)	3,312,781
Accumulated other comprehensive loss	(17)				(17)
Accumulated deficit	(2,838,421)	(1,001,177)	(1,356,165)	2,357,342	(2,838,421)

Total stockholders’ equity	465,708	(54,071)	(1,109,963)	1,164,034	465,708

Total liabilities and stockholders’ equity	$646,411	$1,145	$(976,793)	$1,164,921	$835,684

BROADWING CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2005

(in thousands)

	Parent	Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$105	$222,230	$(111)	$222,224

Operating Expenses:
Cost of revenue	—	123	147,323	(111)	147,335
Research and development	180	—	2,928	—	3,108
Sales, general and administrative	794	14	75,885	—	76,693
Depreciation and amortization	—	—	29,645	—	29,645
Restructuring and other charges	—	—	1,027	—	1,027

Total operating expenses	974	137	256,808	(111)	257,808

Operating loss	(974)	(32)	(34,578)	—	(35,584)

Other income, net	—	54	1,994	—	2,048

Loss in subsidiaries	(34,645)	—	—	34,645	—
Interest expense, net of capitalized amounts	(2,729)	—	(2,083)	—	(4,812)

Net income (loss)	$(38,348)	$22	$(34,667)	$34,645	$(38,348)

BROADWING CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2006

(in thousands)

	Parent	Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$29	$224,244	$—	$224,273

Operating Expenses:
Cost of revenue	—	—	139,148	—	139,148
Sales, general and administrative	2,648	29	78,975	—	81,652
Depreciation and amortization	—	—	15,812	—	15,812
Restructuring and other charges	—	—	759	—	759

Total operating expenses	2,648	29	234,694	—	237,371

Operating loss	(2,648)	—	(10,450)	—	(13,098)

Other income (expense), net	—	(10)	3,584	—	3,574

Loss in subsidiaries	(11,853)	—	—	11,853	—
Interest income (expense), net of capitalized amounts	2,804	(1)	(4,975)	—	(2,172)

Net loss	$(11,697)	$(11)	$(11,841)	$11,853	$(11,696)

BROADWING CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2005

(in thousands)

	Parent	Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$105	$440,374	$—	$440,479

Operating Expenses:
Cost of revenue	—	123	294,835	—	294,958
Research and development	497	—	5,492	—	5,989
Sales, general and administrative	1,425	14	149,682	—	151,121
Litigation settlement	—	—	2,000	—	2,000
Depreciation and amortization	—	—	57,535	—	57,535
Restructuring and other charges	—	(317)	1,030	—	713

Total operating expenses	1,922	(180)	510,574	—	512,316

Operating income (loss)	(1,922)	285	(70,200)	—	(71,837)

Other income, net	—	138	3,861	—	3,999

Loss in subsidiaries	(70,528)	—	—	70,528	—
Interest expense, net of capitalized amounts	(9,363)	—	(4,612)	—	(13,975)

Net income (loss)	$(81,813)	$423	$(70,951)	$70,528	$(81,813)

BROADWING CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2006

(in thousands)

	Parent	Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$57	$448,262	$—	$448,319

Operating Expenses:
Cost of revenue	—	—	282,869	—	282,869
Sales, general and administrative	4,450	48	157,014	—	161,512
Depreciation and amortization	—	—	32,661	—	32,661
Restructuring and other charges	—	—	3,390	—	3,390

Total operating expenses	4,450	48	475,934	—	480,432

Operating income (loss)	(4,450)	9	(27,672)	—	(32,113)

Other income (expense), net	—	(18)	4,928	—	4,910

Loss in subsidiaries	(28,851)	—	—	28,851	—
Interest income (expense), net of capitalized amounts	1,646	—	(6,098)	—	(4,452)

Net loss	$(31,655)	$(9)	$(28,842)	$28,851	$(31,655)

BROADWING CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2005

(in thousands)

	Parent	Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(81,812)	$423	$(70,952)	$70,528	$(81,813)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	57,535	—	57,535
Equity-based expense	1,922	—	—	—	1,922
Provision for bad debt and sales allowances	—	—	17,787	—	17,787
Deferred financing cost, original issue discount amortization, and accretion of interest	10,760	—	(1,563)	—	9,197
Amortization of deferred revenue	—	—	287	—	287
Non-cash restructuring, goodwill and asset impairments, inventory write-downs and gain on sale of fixed assets	33	—	(619)	—	(586)

Changes in operating assets and liabilities:
Accounts receivable	—	49	(8,758)	—	(8,709)
Inventory	—	—	799	—	799
Other current and non-current assets	2,526	—	(6,256)	—	(3,730)
Net transfers with subsidiaries	3,888	599	66,041	(70,528)	—
Accounts payable	—	(126)	7,355	—	7,229
Other accrued expenses	2,025	(663)	(4,753)	—	(3,391)

Net cash provide by (used in) operating activities	(60,658)	282	56,903	—	(3,473)

Cash flows from investing activities:
Purchase of property and equipment	—	—	(31,015)	—	(31,015)
Proceeds from the sale of property and equipment	—	—	562	—	562
Ciena equipment deposit	—	—	(11,000)	—	(11,000)
Purchases and sale of investments, net	30,559	—	—	—	30,559

Net cash provided by (used in) investing activities	30,559	—	(41,453)	—	(10,894)

Cash flows from financing activities:
Repayments of notes payable and capital leases	(33,162)	(164)	(591)	—	(33,917)
Changes in deposits and other non-current assets	—	—	(642)	—	(642)
Proceeds from stock options and warrants exercised	1,295	—	—	—	1,295

Net cash used in financing activities	(31,867)	(164)	(1,233)	—	(33,264)

Net increase (decrease) in cash and cash equivalents	(61,966)	118	14,217	—	(47,631)

Cash and cash equivalents—beginning	142,458	448	(18,366)	—	124,540

Cash and cash equivalents—ending	$80,492	$566	$(4,149)	$—	$76,909

BROADWING CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2006

(in thousands)

	Parent	Combined Non- Guarantor Subsidiaries	Combined Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(31,655)	$(9)	$(28,842)	$28,851	$(31,655)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	32,661	—	32,661
Equity-based expense	4,450	—	—	—	4,450
Provision for bad debt and sales allowances	—	—	17,249	—	17,249
Deferred financing cost, original issue discount amortization, and accretion of interest	1,923	—	285	(88)	2,120
Amortization of deferred revenue	—	—	(3,155)	—	(3,155)
Non-cash restructuring, goodwill and asset impairments, inventory write-downs and gain on sale of fixed assets	2,614	—	(3,545)	—	(931)

Changes in operating assets and liabilities:
Accounts receivable	—	146	(17,761)	—	(17,615)
Other current and non-current assets	(6,240)	—	(2,517)	(130)	(8,887)
Net transfers with subsidiaries	(7,125)	442	35,534	(28,851)	—
Accounts payable	—	—	26,865	—	26,865
Other accrued expenses	703	(285)	(8,492)	218	(7,856)

Net cash provided by (used in) operating activities	$(35,330)	$294	$48,282	$—	$13,246

Cash flows from investing activities:
Purchase of property and equipment	—	—	(31,917)	—	(31,917)
Proceeds from the sale of property and equipment	—	—	5,795	—	5,795
Ciena equipment deposit	—	—	(11,000)	—	(11,000)
Purchases and sale of investments, net	26,474	—	—	—	26,474

Net cash provided by (used in) investing activities	26,474	—	(37,122)	—	(10,648)

Cash flows from financing activities:
Repayments of notes payable and capital leases	(16,076)	(58)	(836)	—	(16,970)
Change in restricted cash	—	—	1,003	—	1,003
Proceeds from issuance of convertible debentures, net of issuance costs of $6.0 million	180,000	—	(5,997)	—	174,003
Proceeds from private placement of common stock, net of issuance costs of $6.0 million	103,906	—	—	—	103,906
Proceeds from stock options and warrants exercised	3,978	—	—	—	3,978

Net cash provided by (used in) financing activities	271,808	(58)	(5,830)	—	265,920

Net increase in cash and cash equivalents	262,952	236	5,330	—	268,518

Cash and cash equivalents—beginning	62,635	557	3,514	—	66,706

Cash and cash equivalents—ending	$325,587	$793	$8,844	$—	$335,224

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis along with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 6, 2006 with the Securities and Exchange Commission.

Forward-looking Statements

This Form 10-Q, including the footnotes to our unaudited condensed consolidated financial statements included herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. Our ability to predict results or the mutual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. All statements regarding our expected financial position, business and financing plans are forward-looking statements. All forward-looking statements speak only to events as of the date on which the statements are made. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

Overview

Broadwing Corporation and subsidiaries is an Austin, Texas based provider of data and Internet, broadband transport, and voice communications services throughout the United States of America over a nationwide facilities-based network connecting 137 cities. Our all-optical network gives customers the benefit of high quality, technologically advanced solutions allowing for rapid provisioning, reliable and highly flexible customized networking. We believe that our network and growth-oriented strategy has enabled us to compete effectively in the markets in which we operate.

Critical Accounting Policies

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable valuation allowances, restructuring and other charges, accrued service costs, intangible assets, asset retirement obligations, stock-based arrangements and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary.

Revenue Recognition and Accounts Receivable Valuation Allowances

Revenue and related reserves are recognized when the services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received primarily consist of activation fees and installation charges. Upfront fees and associated acquisition costs are deferred and recognized over the expected average customer relationship which historically has been 18 months.

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

At June 30, 2006, a significant portion of these reserves relate to reciprocal compensation and carrier access billings (“CABS”). Certain carriers have disputed some charges as inappropriate or outside the scope of existing tariffs or contractual agreements. Trade accounts receivable from disputed reciprocal compensation and carrier access billing totaled $23.9 million with associated credit allowances totaling $22.3 million. If the resolution of these disputes differs from our estimates, our reserves will be adjusted which will result in an increase or decrease in revenue and net loss.

Accrued Service Costs

We perform bill verification procedures to ensure that errors in our access vendors’ billed invoices are identified and disputed. The bill verification procedures include the examination of bills, comparison of billed rates to rates used by our expense estimation systems, comparison of circuits billed to our database of active circuits, and evaluation of the trend of invoiced amounts by our vendors, including the types of charges being assessed. If we conclude that we have been billed inaccurately, we will dispute the charge with the vendor and begin resolution procedures. We record a charge to cost of revenue and a corresponding increase to the accrued communication service costs for the disputed amounts, unless evidence indicates that it is not probable that we will ultimately be required to pay. If we ultimately reach an agreement with a vendor in which we settle a disputed amount for less than the corresponding accrual, we recognize the resultant settlement gain in the period in which the settlement is reached. Previously unaccrued disputes are tracked and reviewed periodically to assess whether a loss has become probable and estimable, in which case an accrual is established. At June 30, 2006, we have $18.7 million in unpaid vendor access billing disputes for which we have provided $12.8 million in accrued line costs. If resolution of these disputes differs from our estimates, our reserve will be adjusted resulting in an increase or decrease in cost of revenue and net loss.

Intangible Assets

We have recorded intangible assets resulting from our acquisitions. We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and other intangible assets with an indefinite life be tested for impairment at least annually. The impairment test is a two-step process that requires intangibles to be allocated to reporting units. We have one reporting unit. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment may exist, and the second step of the test is performed. In the second step, the fair value of the intangible asset is compared with the carrying value, and an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” at least annually.

We are required to review the recoverability of our goodwill and other intangible assets as indicated above. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change, in a way that would reduce the estimated recoverability of these assets, impairment charges may be required.

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

Accounting for Stock-based Compensation

We grant options to purchase our common stock to our employees and directors under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123(R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective approach, the valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not restated for comparative purposes. At June 30, 2006, total unrecognized estimated compensation expense related to unvested stock options and restricted stock granted prior to that date was $17.1 million, which is expected to be recognized over a weighted-average period of 1.1 years.

Upon adoption of SFAS 123(R), we began estimating the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. In addition, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our condensed consolidated financial statements.

Restructuring and Other Charges

We have recorded various asset impairment charges associated with network equipment, which are based on recoverability estimates and estimated fair values. If actual market conditions are less favorable than those projected by management or if events occur or circumstances change that would reduce the estimated recoverability of our assets, additional restructuring and impairment charges may be required.

Litigation

There have been no material developments in any legal proceedings described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. We assess potential losses in relation to these and other pending or threatened legal matters. If a loss is considered probable and the amount can be estimated, we recognize an expense for the estimated loss. To the extent these estimates turn out to exceed or be less than the actual liability resulting from the resolution of such matters, our net loss will be increased or decreased accordingly and if the differences are material, our condensed consolidated financial statements could be materially impacted.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

Results of Operations

Three months ended June 30, 2005 compared to three months ended June 30, 2006

Revenue. Revenue consists of the sale of data and Internet, broadband transport, long-distance and local voice communication services. Data and Internet sales consist of high-speed data transport utilizing technology based on IP, ATM and frame relay. Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Long-distance voice services consist of dedicated and switched billed minutes of use, including the transmission of long-distance voice services on behalf of wholesale and retail customers. Local voice services consist of dedicated and switched inbound and outbound services. Inbound service allows for the completion of calls to our customers. Our outbound services allow local calls to be completed within a metropolitan region. Local voice services also include intercarrier compensation, which is associated with the transmission of traffic between telecommunications carriers and includes switched access and reciprocal compensation revenue. Reciprocal compensation is the compensation exchanged between carriers for terminating local calls on one another’s networks.

Quarterly revenue by product is as follows (in thousands):

	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
Data and Internet services	$42,156	$42,684	$44,368	$44,036	$44,708
Broadband transport	73,069	74,853	78,406	80,843	80,985
Long-distance voice services	50,867	47,359	45,029	46,124	44,535
Local voice services	55,139	53,171	51,939	52,936	53,869
Equipment sales	993	592	227	107	176

Total revenue	$222,224	$218,659	$219,969	$224,046	$224,273

Total revenue increased to $224.3 million or 1% for the three months ended June 30, 2006 from $222.2 million for the three months ended June 30, 2005, primarily due to increased sales of our broadband, data and internet products, partially offset by a decrease in revenue from our long-distance and local voice services.

Data and Internet revenue increased to $44.7 million or 6% for the three months ended June 30, 2006 from $42.2 million for the three months ended June 30, 2005. The increase in data and Internet revenue relates primarily to our continued success with sales of our new converged services product, which was launched in mid 2005 and contributed a substantial portion of the total increase in data and Internet revenue.

Our broadband transport revenue increased to $81.0 million or 11% for the three months ended June 30, 2006 from $73.1 million for the three months ended June 30, 2005, primarily due to increased sales to communications service providers and large enterprise customers. We experienced sales growth across virtually all of our broadband products from DS-1 to OC-192. In recent months, new broadband sales have been concentrated more on high speed services including OC-48 and OC-192.

Our long-distance voice revenue decreased to $44.5 million or 13% for the three months ended June 30, 2006 from $50.9 million for the three months ended June 30, 2005. Revenue reductions were distributed evenly between wholesale and retail services. Retail service revenue reductions were due principally to reduced minutes of use specifically in our higher priced switched based products. Wholesales voice revenue reductions were due principally to reductions in the minutes of use.

Our local voice services revenue decreased to $53.9 million or 2% for the three months ended June 30, 2006 from $55.1 million for the three months ended June 30, 2005, due principally to reduced minutes of use.

Pricing and minute of use reductions associated with long-distance and local voice services are the result of intense competition within traditional voice products and competition from competing technologies including Voice over Internet Protocol (VoIP). We expect voice revenue to continue to be negatively affected by price competition, however, recent improvements in our voice network platform have allowed us to lower our overall cost structure which will enable us to more effectively compete in this market. We are also focused on providing appropriate product alternatives to our customers including VoIP and converged services, which we believe provide a more cost effective customer solution in certain circumstances.

Equipment revenue decreased to $0.2 million from $1.0 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. We have ceased marketing our communications equipment and currently only maintain certain dedicated resources that focus solely on supporting our communications services network.

Cost of Revenue. Cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Cost of revenue decreased to $139.1 million for the three months ended June 30, 2006 from $147.3 million for the three months ended June 30, 2005. As a percentage of total revenue, cost of revenue decreased to 62% from 64% for the three months ended March 31, 2006 and from 66% for the three months ended June 30, 2005. Costs, as a percentage of total revenue, have gradually decreased each quarter during the past twelve months. We attribute the improvement in our cost structure to the following:

•	integration of the Focal and Broadwing networks including network interconnection, systems upgrades and software improvements over the last 18 months which allowed for more cost effective transport and termination of traffic;

•	the impact of general network and software investments which allows for lower cost routing of traffic and a reduction of traffic at high cost termination points; and

•	new vendor contracts with lower access and termination costs.

Cost of revenue, as a percentage of total revenue, has also been impacted by changes in our product mix. Broadband transport, which generally has a significantly higher selling price and lower incremental cost of service, increased to 36% of total revenue for the three months ended June 30, 2006, from 33% for the same period in 2005. Though our cost reduction efforts are continuing, we cannot be certain that cost savings will continue or will not be offset by future revenue changes. In addition, a portion of our voice traffic is terminated with other carriers under contracts with pricing which is subject to adjustment. If pricing associated with these contracts increase, we will see a corresponding increase in our cost of revenue.

Research and Development Expense. Research and development expense consists primarily of personnel, laboratory and facilities, testing and prototype expenses related to the design of our former hardware and software equipment products. We did not incur any research and development expense for the three months ended June 30, 2006. During 2005, we ceased all research and development efforts that were related to our former communications equipment division. We currently only maintain certain dedicated resources that focus solely on the maintenance of our communications services network. Research and development expense, including equity-based compensation, was $3.1 million for the three months ended June 30, 2005.

Sales, General and Administrative Expense. Sales, general and administrative expense consists primarily of costs associated with personnel, travel, information systems support and facilities and power related to our sales, network operations, network engineering and administrative support functions. Sales, general and administrative expense increased to $81.7 million for the three months ended June 30, 2006 from $76.7 million for the three months ended June 30, 2005. The increase in sales, general and administrative expense was due primarily to increased compensation, including an increase in equity-based expense of $1.9 million, offset in part by a decrease in provisions for bad debt and sales allowances.

Depreciation Expense. Depreciation expense decreased to $14.5 million for the three months ended June 30, 2006 from $28.2 million for the three months ended June 30, 2005. The decrease in depreciation is primarily due to the impact of certain assets reaching the end of their depreciable lives during the second half of 2005.

Amortization Expense. Amortization expense of $1.3 million for the three months ended June 30, 2006 decreased $0.1 million from $1.4 million for the three months ended June 30, 2005. Amortization expense primarily relates to intangible assets associated with in-place contracts and customer relationships acquired as part of the Broadwing and Focal acquisitions, which are being amortized over a period of three to seven years.

Restructuring, impairment, severance and gain on sales of fixed assets. During 2005 and 2006, we implemented certain restructuring and reorganization programs designed to decrease our overall cost structure. Restructuring efforts in 2005 focused on the integration of Focal Communication Corporation, a company acquired in 2004. During 2006, our restructuring efforts included the down-sizing of network support operations in Columbia, Maryland and the relocation of our headquarters from Columbia, Maryland to Austin, Texas. In connection with the Columbia downsizing, we outsourced certain functions, exited facilities and curtailed plans for the production and installation of internally produced network equipment. Our restructuring activities are ongoing and additional charges will be recorded during the reminder of 2006.

We recorded the following charges for the three months ended June 30, 2005 and 2006 (in thousands):

	Three Months Ended
	June 30, 2005	June 30, 2006
Facility consolidation	$271	$147
Change in reserve estimate	(185)	(1,100)
Workforce reductions	657	420
Gain on sale of fixed assets	—	(2,793)
Impairment loss—network equipment and other fixed assets	284	4,085

Restructuring, impairment, severance and gain on sale of fixed assets	$1,027	$759

Other income, net. Other income, net, increased to $3.6 million for the three months ended June 30, 2006 from $2.0 million for the three months ended June 30, 2005, primarily due to an increase in interest income as a result of higher interest rates.

Interest expense, net of capitalized amounts. Interest expense, net of capitalized amounts, decreased to $2.2 million for the three months ended June 30, 2006 from $4.8 million for the three months ended June 30, 2005. The decrease is primarily due to higher interest expense in the prior year quarter related to the convertible notes issued in February 2004 that were paid off in February 2006.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenue. Revenue consists of the sale of data and Internet, broadband transport, long-distance and local voice communication services. Data and Internet sales consist of high-speed data transport utilizing technology based on IP, ATM, and frame relay. Broadband transport services consist of long-haul transmission of data, voice and Internet traffic over dedicated circuits. Long-distance voice services consist of dedicated and switched billed minutes of use, including the transmission of long-distance voice services on behalf of wholesale and retail customers. Local voice services consist of dedicated and switched inbound and outbound services. Inbound service allows for the completion of calls to our customers. Our outbound services allow local calls to be completed within a metropolitan region. Local voice services also include Intercarrier compensation, which is associated with the transmission of traffic between telecommunications carriers and includes switched access and reciprocal compensation revenue. Reciprocal compensation is the compensation exchanged between carriers for terminating local phone calls on one another’s networks.

Total revenue increased to $448.3 million or 2% for the six months ended June 30, 2006 from $440.5 million for the six months ended June 30, 2005, primarily due to increased sales of our broadband, data and Internet products, offset in part by decreases in revenue from our local and long-distance voice services.

Data and Internet revenue increased to $88.7 million or 6% for the six months ended June 30, 2006 from $84.0 million for the six months ended June 30, 2005. The increase in data and Internet revenue primarily relates to new sales of our converged services product which was launched in mid 2005 and contributed a substantial portion of the total increase in data and Internet revenue.

Our Broadband transport revenue increased to $161.8 million or 15% for the six months ended June 30, 2006 from $140.9 million for the six months ended June 30, 2005, primarily due to increased sales to communications service providers and large enterprise customers. We experienced sales growth across virtually all of our broadband products from DS-1 to OC-192. In recent months, new broadband sales have been concentrated more on high speed services including OC-48 and OC-192.

Our long-distance voice revenue decreased to $90.7 million or 15% for the six months ended June 30, 2006 from $106.4 million for the six months ended June 30, 2005. Revenue reductions were distributed evenly between wholesale and retail services. Retail service revenue reductions were due principally to reduced minutes of use specifically in our higher priced switched based products. Wholesales voice revenue reductions were due principally to reductions in the minutes of use.

Our local voice services decreased to $106.8 million from $107.0 million, or less than 1% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Our voice revenue has been substantially impacted by intense price competition within traditional voice products and by competition from competing technologies including Voice over Internet Protocol (VoIP). We expect voice revenue to continue to be negatively affected by price competition, however recent improvements in our voice network platform have allowed us to lower our overall cost structure, which will allow us to more effectively compete in this market. We are also focused on providing appropriate product alternatives to our customers including VoIP and converged services, which we believe provide a more cost effective customer solution in certain circumstances.

Equipment revenue decreased to $0.3 million from $2.3 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. We have ceased marketing our communications equipment and currently only maintain certain dedicated resources that focus solely on supporting our communications services network.

Cost of Revenue. Cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Cost of revenue decreased to $282.9 million for the six months ended June 30, 2006 from $295.0 million for the six moths ended June 30, 2005. As a percentage of total revenue, cost of revenue decreased to 63% for the six months ended June 30, 2006 from 67% for the comparable period in the prior year. We attribute the improvement in our cost structure to the following:

•	integration of the Focal and Broadwing networks including network interconnection, systems upgrades and software improvements over the last 18 months which allowed for more cost effective transport and termination of traffic;

•	the impact of general network and software investments which allows for lower cost routing of traffic and a reduction of traffic at high cost termination points; and

•	new vendor contracts with lower access and termination costs.

Cost of revenue, as a percentage of total revenue, has also been impacted by changes in our product mix. Broadband transport, which generally has a higher selling price and lower incremental cost of service, increased to 36% of total revenue for the six months ended June 30, 2006, from 32% for the same period in 2005. Though our cost reduction efforts are continuing, we cannot be certain that cost savings will continue or will not be offset by future revenue changes. In addition, a portion of our voice traffic is terminated with other carriers under contracts with pricing which is subject to adjustment. If pricing associated with these contracts increases, we will see a corresponding increase in our cost of revenue.

Research and Development Expense. Research and development expense consists primarily of personnel, laboratory and facilities, testing and prototype expenses related to the design of our former hardware and software equipment products. We did not incur any research and development expense for the six months ended June 30, 2006. During 2005, we ceased all research and development efforts that were related to our former communications equipment division. We currently only maintain certain dedicated resources that focus solely on the maintenance and support of our communications services network. Research and development expense, including equity based compensation, was $6.0 million for the six months ended June 30, 2005.

Sales, General and Administrative Expense. Sales, general and administrative expense consists primarily of costs associated with personnel, travel, information systems support and facilities and power related to our sales, network operations, network engineering and administrative support functions. Sales, general and administrative expense increased to $161.5 million for the six months ended June 30, 2006 from $151.1 million for the six months ended June 30, 2005. The increase in sales, general and administrative expense was due primarily to increased compensation, including an increase in equity-based expense of $3.0 million, offset in part by a decrease in provisions for bad debt and sales allowances.

Depreciation Expense. Depreciation expense decreased to $29.9 million for the six months ended June 30, 2006 from $54.7 million for the six months ended June 30, 2005. The decrease in depreciation is primarily due to the impact of certain assets reaching the end of their depreciable lives during the second half of 2005.

Amortization Expense. Amortization expense decreased to $2.7 million for the six months ended June 30, 2006 from $2.8 million for the six months ended June 30, 2005. Amortization expense primarily relates to intangible assets associated with in-place contracts and customer relationships acquired as part of the Broadwing and Focal acquisitions, which are being amortized over a period of three to seven years.

Restructuring, impairment, severance and gain on sale of fixed assets. During 2005 and 2006, we implemented certain restructuring and reorganization programs designed to decrease our overall cost structure. Restructuring efforts in 2005 focused on the integration of Focal Communications Corporation, a company acquired in 2004. During 2006, our restructuring efforts included the down-sizing of network support operations in Columbia, Maryland and the relocation of our headquarters from Columbia, Maryland to Austin, Texas. In connection with the Columbia downsizing, we outsourced certain functions, exited certain facilities and curtailed plans for the production and installation of certain internally produced equipment. Our restructuring activities are ongoing and additional charges will be recorded during the reminder of 2006.

Also in 2006, the Company recorded severance expense associated with Dr. Huber’s resignation as the Company’s Chief Executive Officer. Dr. Huber remains the Chairman of the Company’s Board of Directors. Under his severance agreement, Dr. Huber received one year’s base pay of $400,000 and the accelerated vesting of 247,500 shares of restricted stock and 99,167 stock options, resulting in non-cash expense of approximately $2.4 million in the first quarter of 2006.

We recorded the following charges for the six months ended June 30, 2005 and 2006 (in thousands):

	Six Months Ended
	June 30, 2005	June 30, 2006
Facility consolidation	$271	$147
Change in reserve estimate	(499)	(1,100)
Workforce reductions	657	5,201
Gain on sale of fixed assets	—	(4,943)
Impairment loss—network equipment and other fixed assets	284	4,085

Restructuring, impairment, severance and gain on sale of fixed assets	$713	$3,390

Other income, net. Other income, net, increased to $4.9 million for the six months ended June 30, 2006 from $4.0 million for the six months ended June 30, 2005, primarily due to an increase in interest income as a result of higher interest rates.

Interest expense, net of capitalized amounts. Interest expense, net of capitalized amounts, decreased to $4.5 million for the six months ended June 30, 2006 from $14.0 million for the six months ended June 30, 2005. The decrease is primarily due to higher interest expense in the prior year related to the convertible notes that were paid off in February 2006.

Liquidity and Capital Resources

Overview

We have historically incurred significant net losses and have used our cash and investments to fund our operating and investing activities. Broadwing Communications Services, Inc., the previous owner of the Broadwing business, incurred significant net losses prior to the acquisition. We believe that operational improvements, strategic investments and complementary acquisitions have and will continue to improve the cash flows of our business. We have made progress in this turnaround strategy as shown in the reduction in cash used in operating activities. Our efforts are continuing and may include further acquisitions, network cost reduction strategies and rationalization of our sales, general and administrative expenses. We cannot be sure, however, as to the amount and timing of the associated financial impact. We have financed our net cash outflows primarily through public and private sales of our debt and capital stock and borrowings under lease facilities.

Cash flows for the six months ended June 30, 2005 and 2006 are as follows (in thousands):

	Six Months Ended June 30,
	2005	2006	Change
Cash provided by (used in) operating activities	$(3,473)	$13,246	$16,719
Cash used in investing activities	(10,894)	(10,648)	246
Cash provided by (used in) financing activities	(33,264)	265,920	299,184

Net increase (decrease) in cash and cash equivalents	$(47,631)	$268,518	$316,149

Operating Activity

Net cash provided by operating activities was $13.2 million for the six months ended June 30, 2006 compared to net cash used of $3.5 million for same period in 2005. This improvement in operating cash flows was primarily due to the following:

•	Reductions in net loss. $16.4 million in improvements in net loss, net of non-cash charges including, provisions for bad debt and sales allowances, depreciation, amortization, equity-based expense and other non-cash charges. As discussed above, revenue growth, network cost improvement, Focal integration and restructuring programs have been key initiatives which have resulted in reduced operating cash outflows.

•	Reductions in the payment of trade accounts payable and accrued expenses. $15.2 million in overall decreases in cash used for accounts payable and accrued expenses. The reduction is primarily related to the timing of cash payments.

•	Offset by increases in current assets and accounts receivable. The reduction to cash outflows discussed above were offset in part by increases in current assets of $14.9 million primarily related to the timing of accounts receivable collections and the purchase of annual prepaid maintenance agreements on network assets.

Investing Activity

Net cash used in investing activities for the six months ended June 30, 2006 and June 30, 2005 was $10.6 million and $10.9 million, respectively. Investing activities are comprised of the following:

•	The purchase and sale of invested cash surpluses. During 2005, on a net basis we invested $30.6 million of our cash surpluses in short and long-term securities to maximize interest income. During 2006, many of our investments matured or were sold for net cash inflows of $26.5 million.

•	Ciena Equipment deposit. In the first quarter of 2005, we executed a settlement agreement with Ciena Corporation (“Ciena”) dismissing all previous litigation claims. In the second quarter of 2005 and the first quarter of 2006, we paid $11.0 million each in installments due under the agreement. At June 30, 2006, the remaining Ciena equipment purchase deposit was $5.9 million.

•	Purchases of property and equipment. For the six months ended June 30, 2006 and 2005, our purchases of property and equipment totaled $31.9 million and $31.0 million, respectively, and were primarily associated with the integration of the Focal network, network improvements, capacity expansion and new products and services introductions. Excluded in the 2006 and 2005 purchases were approximately $7.3 million and $2.5 million of Ciena deposits which were used for equipment purchases. Taking into account increased sales of our broadband products and our plans for the installation of the Infinera network equipment, we expect capital expenditures to be higher in the second half of 2006.

•	Equipment Sales. During the six months ended June 30, 2006, we sold excess equipment for proceeds of $5.8 million associated with our former communications equipment division in Columbia, Maryland which, through various restructuring actions, has been significantly downsized.

Financing Activity

Net cash provided by financing activities was $265.9 million for the six months ended June 30, 2006 and cash used in financing activities was $33.3 million during the six months ended June 30, 2005. A summary of our financing activities is as follows:

•	2005. Financing activity in 2005 principally related to the repayment of convertible notes originally issued in February of 2004.

•	2006. Financing activity in 2006 principally related to net proceeds of $103.9 million from two private placements of common stock, $174.0 million of net proceeds from the issuance of convertible debentures (the “Debentures”), as well as $4.0 million in proceeds from the exercise of employee stock options. Offsetting the preceding, we made our final payment under our $225.0 million unsecured convertible note originally issued in February of 2004. The final principal and interest installment of $32.6 million was paid on February 21, 2006, approximately half in cash and half in common stock. In association with the two private placements and the final principal and interest payment on the unsecured convertible notes, we issued 10,400,000 and 1,894,239 shares of our common stock, respectively.

The Debentures accrue interest at a rate of 3.125% per annum payable in cash semi-annually on May 15 and November 15 of each year and are guaranteed on a senior basis by certain of the Company’s 100% wholly-owned subsidiaries (the “Guarantors”) as described in the Indenture agreement. Total cash proceeds received from the offering was approximately $174.0 million, net of $6.0 million of total offering costs. The Company intends to use the net proceeds from the sale of the Debentures for general corporate purposes.

On October 18, 2005, the Company entered into a revolving credit facility that provides borrowing capacity to borrow up to $75 million subject to certain limitations, commencing November 29, 2005 with a final maturity date of October 14, 2008. The facility is secured by a pledge of accounts receivable of the Company and its subsidiaries. Borrowings will bear an interest rate, at Broadwing’s option, at either LIBOR plus 3.75% or an alternate base rate, defined as the higher of the prime or federal funds rate, plus 2.5%. If cash, investments, and undrawn availability under the facility fall below $100.0 million while borrowings are outstanding, Broadwing must deposit $25.0 million into a designated restricted account. Borrowing under the facility will be limited by an amount of eligible accounts receivable available as collateral and the amount of our “Liquidity,” as defined the agreement. As the available borrowing under the facility is limited, the amount available at any point in time may be substantially less than $75.0 million and the facility could be unavailable in certain circumstances. Broadwing intends to use borrowings under the facility for general corporate purposes.

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

As of June 30, 2006, long-term restricted cash totaled $13.6 million associated with outstanding irrevocable letters of credit relating to lease obligations for various business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each of the respective lease agreements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements.

Our exposure to market risk for changes in interest rates relates to our cash equivalents and investments. Our investments are available-for-sale. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We mitigate default risk by investing in only investment-grade securities. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments are carried at market value, which approximates cost. If market interest rates were to increase by one percent from June 30, 2006, the fair value of our investment portfolio would decline less than approximately $1.0 million.

The Company issued $180.0 million of Debentures during the second quarter of 2006. The Debentures bear interest at a fixed rate of 3.125% annually so long as they remain outstanding, therefore, a fluctuation in interest rates would not have an impact on our consolidated results of operations or financial condition.

Item 4.	Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a–15 of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated there under, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date. There have been no changes in our internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no other material developments in any legal proceedings described in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 1 of the Company’s quarterly report on form 10-Q for the three months ended March 31, 2006 (such disclosure being incorporated herein).

We and our subsidiaries are also subject from time to time to pending and threatened legal action and proceedings arising in the ordinary course of business. Management believes that the outcome of such actions and proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. on our Annual report on Form 10-K for the year ended December 31, 2005 filed on March 6, 2006 with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) We held our annual meeting of stockholders on May 12, 2006.

(b) John Morton III was elected as a Class I Director, with a term expiring at the annual meeting of stockholders to be held in 2007. David R. Huber was elected as a Class III Director, with a term expiring at the annual meeting of stockholders to be held in 2009. Our Directors whose terms of office continued after the meeting are: Donald R. Walker, Joseph R. Hardiman and David S. Oros.

(c) Ratified the selection of KPMG LLP as our independent auditors for fiscal year 2006.

Following is a tabulation of the number of votes cast for, the number of votes cast against, the number of votes withheld and the number of broker non-votes for each item upon which stockholders voted at our annual meeting:

Item	For	Against	Abstain/Withheld
Election of John Morton III as Class I Director	78,512,274	—	692,283
Election of David R. Huber as Class III Director	78,389,536	—	815,021
Ratification of the appointment of KPMG LLP as our auditors for fiscal year 2006	78,790,461	356,150	57,946

(d) Not applicable.

Item 5.	Other Information

(a) None.

(b) None.

Item 6.	Exhibits

A list of exhibits filed herewith is contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2006	BROADWING CORPORATION

/s/ LYNN D. ANDERSON
	Name:	Lynn D. Anderson
	Title:	Senior Vice President and Chief Financial Officer

Date: August 8, 2006

/s/ RICHARD A. MARTIN
	Name:	Richard A. Martin
	Title:	Vice President, Chief Accounting Officer and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002