Form 10-Q
period 2006-09-30
BROADWING CORP
filed 2006-11-07
CIK 1060490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares of Common Stock, $0.01 par value, outstanding at October 31, 2006: 88,359,922

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BROADWING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2005	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$66,706	$259,172
Short-term investments	42,648	82,084
Trade accounts receivable, net of allowances of $36,977 and $41,207 at December 31, 2005 and September 30, 2006, respectively	75,579	80,442
Prepaids and other current assets	18,565	23,055

Total current assets	203,498	444,753

Restricted cash, non-current	14,606	13,647
Long-term investments	—	3,581
Property and equipment, net	260,681	274,447
Goodwill	58,354	58,354
Intangible assets, net	24,820	21,184
Other non-current assets, net	11,545	20,835

Total assets	$573,504	$836,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$1,414	$1,491
Notes payable, net of discounts, current portion	31,658	327
Accounts payable	32,221	56,077
Accrued expenses and other liabilities	54,344	59,688
Accrued communication service costs	25,441	22,089
Deferred revenue, current portion	6,941	8,610
Accrued restructuring and other charges	3,965	4,899

Total current liabilities	155,984	153,181

Capital lease obligations, net of current portion	20,109	19,446
Notes payable, net of discounts and current portion	710	180,484
Deferred revenue, net of current portion	17,939	13,490
Other long-term liabilities	13,750	11,514

Total liabilities	208,492	378,115

Commitments and contingencies
Stockholders’ equity:
Common stock—$0.01 par value; 1,900,000,000 shares authorized; 75,266,437 shares issued and 74,038,257 shares outstanding as of December 31, 2005; 89,401,751 shares issued and 88,173,571 shares outstanding as of September 30, 2006	747	893
Treasury stock (1,228,180 shares at December 31, 2005 and September 30, 2006, at cost)	(9,512)	(9,512)
Additional paid-in capital	3,180,764	3,322,530
Accumulated other comprehensive loss:
Unrealized investment losses	(220)	(13)
Accumulated deficit	(2,806,767)	(2,855,212)

Total stockholders’ equity	365,012	458,686

Total liabilities and stockholders’ equity	$573,504	$836,801

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Revenue	$218,659	$231,894	$659,137	$680,213

Cost of revenue (excludes depreciation expense of $28,364 and $9,192 for the three months ended September 30, 2005 and 2006, respectively, and $76,889 and $33,083 for the nine months ended September 30, 2005 and 2006, respectively)	143,470	144,467	438,428	427,336
Research and development (includes equity-based compensation expense of $0 for both the three months ended September 30, 2005 and 2006, and $497 and $0 for the nine months ended September 30, 2005 and 2006, respectively)	679	—	6,669	—
Sales, general and administrative (includes equity-based compensation expense of $934 and $5,615 for the three months ended September 30, 2005 and 2006, respectively, and $2,359 and $10,066 for the nine months ended September 30, 2005 and 2006, respectively)	78,320	85,030	229,439	246,542
Litigation settlement	—	—	2,000	—
Depreciation	23,403	12,327	78,115	42,271
Amortization	1,404	919	4,227	3,636
Restructuring, impairment, severance and gain on sale of fixed assets (includes equity-based compensation expense of $0 and $1,835 for the three months ended September 30, 2005 and 2006, respectively, and $0 and $4,449 for the nine months ended September 30, 2005 and 2006, respectively)	630	8,117	1,344	11,506

Total operating expenses	247,906	250,860	760,222	731,291
Operating loss	(29,247)	(18,966)	(101,085)	(51,078)

Other income, net	1,862	4,644	5,861	9,554
Interest expense, net of capitalized amounts	(3,150)	(2,469)	(17,124)	(6,921)

Net loss	$(30,535)	$(16,791)	$(112,348)	$(48,445)

Other comprehensive loss:
Unrealized investment gain	130	4	290	207

Comprehensive loss	$(30,405)	$(16,787)	$(112,058)	$(48,238)

Basic and diluted net loss per common share	$(0.41)	$(0.19)	$(1.55)	$(0.58)

Basic and diluted weighted average common shares	73,711	87,918	72,570	84,116

See accompanying notes to unaudited condensed consolidated financial statements.

BROADWING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2005	September 30, 2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(112,348)	$(48,445)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	82,342	45,907
Equity-based compensation expense	2,856	10,066
Provision for bad debt and sales allowances	27,868	24,724
Deferred financing costs, original issue discount amortization, and accretion of interest	11,162	2,498
Amortization of deferred revenue	(1,141)	(2,131)
Non-cash restructuring, impairment, severance and gain on sale of fixed assets	(889)	4,011
Changes in operating assets and liabilities:
Accounts receivable	(18,704)	(29,581)
Other current and non-current assets	1,028	(15,797)
Accounts payable and other accrued expenses	(11,322)	33,024

Net cash provided by (used in) operating activities	(19,148)	24,276

Cash flows from investing activities:
Purchase of property and equipment	(41,623)	(51,269)
Proceeds from the sale of property and equipment	753	5,814
Ciena equipment deposit	(11,000)	(11,000)
Purchase and sale of investments, net	49,918	(42,810)

Net cash used in investing activities	(1,952)	(99,265)

Cash flows from financing activities:
Proceeds from private placement of common stock, net of issuance costs of $6.0 million	—	103,897
Proceeds from issuance of convertible debentures, net of issuance costs of $6.3 million	—	173,716
Proceeds from stock options and warrants exercised	1,295	6,302
Changes in restricted cash	(1,139)	960
Repayment of notes payable and capital lease obligations	(65,865)	(17,420)

Net cash provided by (used in) financing activities	(65,709)	267,455
Net increase (decrease) in cash and cash equivalents	(86,809)	192,466
Cash and cash equivalents—beginning of period	124,540	66,706

Cash and cash equivalents—end of period	$37,731	$259,172

Supplemental disclosure of cash flow information:
Interest paid	$2,821	$2,901
Supplemental disclosure of noncash activities:
Repayment of convertible notes and interest with common stock	$34,168	$16,065
Assets acquired through capital lease	$1,067	$547
Deposit with Ciena converted to equipment	$5,450	$10,765

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 6, 2006. The condensed consolidated results of operations for the interim periods are not necessarily indicative of the consolidated operating results to be expected for the full year.

(b) Recent Events

On October 16, 2006, Broadwing entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Level 3 Communications, Inc. (“Level 3”), Level 3 Services, LLC and Level 3 Colorado, Inc., each a wholly-owned subsidiary of Level 3, pursuant to which Broadwing will be merged with and into a wholly-owned subsidiary of Level 3 (the “Merger”) on the terms and subject to the conditions of the Merger Agreement, with the Level 3 subsidiary continuing as the surviving entity. Under the terms of the Merger Agreement, each share of Broadwing’s common stock outstanding immediately prior to the Merger (except for shares for which appraisal rights are exercised) will be converted into $8.18 of cash and 1.3411 shares of Level 3 common stock. The transaction has been approved by the Board of Directors of each company and must be approved by the stockholders of Broadwing. Closing of the Merger is subject to other customary conditions; including the receipt of applicable regulatory approvals, the effectiveness of the registration on Form S-4, as amended, under the Securities Act of 1933 in connection with the registration of the Level 3 common stock to be issued in the merger, no material adverse change in the business or condition of Broadwing prior to the effective time of the Merger and holders of less than 10% of Broadwing’s outstanding common stock exercising appraisal or dissenter’s rights. The Company currently expects the transaction to close in the first quarter of 2007.

(c) Revenue and Cost of Revenue

Revenue and related reserves are recognized when the services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily consist of activation fees and installation charges. Up-front fees and associated costs are deferred and recognized over the expected average customer relationship which historically has been 18 months.

Indefeasible right-of-use (“IRU”) agreements represent the lease of network capacity or dark fiber and are recorded as deferred revenue at the earlier of the acceptance of the applicable portion of the network by the customer or the receipt of cash. The buyer of IRU services typically pays cash upon execution of the contract, and the associated IRU revenue is then recognized over the life of the agreement as the services are provided,

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

beginning on the date of customer acceptance. In the event the buyer of an IRU terminates a contract prior to the contract expiration and releases the Company from the obligation to provide future services, the remaining unamortized deferred revenue is recognized in the period in which the contract is terminated. Non-cash IRU revenue for both the three and nine months ended September 30, 2005 and 2006 is less than 2% of total revenue.

Cost of revenue primarily reflects access charges paid to local exchange carriers and other providers as well as transmission lease payments to other carriers. Cost of revenue includes intercarrier compensation paid to carriers to terminate or originate traffic on their networks. Intercarrier compensation rates are subject to regulatory oversight. There are two primary forms of intercarrier compensation—access charges and reciprocal compensation. The Company is subject to access charges, which are related to the origination and termination of long distance calls, and reciprocal compensation, which is related to the termination of local calls. Intercarrier compensation charges are based on minutes of use and vary based on customer calling patterns. Cost of revenue excludes depreciation and amortization expense.

The Company performs bill verification procedures to ensure that errors in vendors’ billed invoices are identified and disputed. The bill verification procedures include the examination of bills, the comparison of billed rates to contract and tariffed rates, the comparison of circuits billed to a database of active circuits, and evaluating the trend of invoiced amounts by vendors, including the types of charges being assessed. If the Company concludes that it has been billed inaccurately, it will dispute the charge with the vendor and begin resolution procedures. For unpaid disputes, the Company records a charge to cost of revenue and a corresponding increase to the accrued communication service costs liability account for the disputed amounts, unless evidence indicates that it is not probable that the Company will ultimately be required to pay. If an agreement is reached with a vendor in which the Company settles an unpaid disputed amount for less or more than the corresponding accrual, a gain or loss is recognized in the period in which the settlement is reached. For disputes arising on invoices previously paid, the Company records a reduction to cost of revenue and a corresponding decrease to the accrued communication service costs liability based on a probable and estimable outcome. If an agreement is reached with a vendor in which the Company settles a paid disputed amount for greater than the expected benefit, a gain is recognized in the period in which the settlement is reached. Previously unaccrued disputes are reviewed periodically to assess whether a loss has become probable and estimable, in which case an accrual is established.

(d) Stock Options and Warrants

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

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The following pro forma information, as required by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment to FASB Statement No. 123” is presented for comparative purposes and illustrates the pro forma effect on net loss for each period presented as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation prior to January 1, 2006 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Included in net loss
Selling, general and administrative	$934	$5,615	$2,359	$10,066
Research and development	—	—	497	—
Restructuring and other	—	1,835	—	4,449

Total	$934	$7,450	$2,856	$14,515

Incremental pro forma
Selling, general and administrative	$1,650	$—	$4,476	$—
Research and development	—	—	943	—

Total	1,650	—	5,419	—

Pro forma stock-based employee compensation expense	$2,584	$7,450	$8,275	$14,515

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

(2) Basic and Diluted Net Loss Per Common Share

Options, unvested restricted stock and warrants outstanding as of September 30, 2005 to purchase 3,926,540, 1,505,300 and 3,721,381 shares of common stock, respectively, were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2005, as their inclusion would have been anti-dilutive.

Options, unvested restricted stock and warrants outstanding as of September 30, 2006 to purchase 3,180,826, 1,704,133 and 3,820,980 shares of common stock, respectively, were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2006, as their inclusion would have been anti-dilutive.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Pursuant to the terms of the merger agreement with Level 3, all unvested restricted stock awards will vest immediately prior to closing of the transaction and all vested and unvested stock options, to the extent the per share merger consideration exceeds the exercise price, will be converted at closing into the right to receive Level 3 stock and cash. Any vested or unvested stock options with an exercise price that exceeds the per share merger consideration will be cancelled.

(3) Commitments and Contingencies

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

Revenue from the Company’s ten largest customers accounted for 17% of total revenue for both the three and nine months ended September 30, 2005, as compared to 18% for the three months ended September 30, 2006 and 17% for the nine months ended September 30, 2006. In addition, revenue from communications carriers accounted for 41% and 42% of total revenue for the three and nine months ended September 30, 2005, respectively, as compared to 43% and 42% of total revenue for the three and nine months ended September 30, 2006, respectively.

(5) Property and Equipment, net

Property and equipment is recorded at cost or fair value if acquired in a business combination. Depreciation is provided for using the straight-line method over the estimated useful life. Repairs and maintenance are charged to expense as incurred.

Costs associated directly with expansions and improvements to the network, including employee related costs, have been capitalized, and interest costs incurred during construction are capitalized based on the weighted

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

average accumulated construction expenditures and interest rates related to the Company’s borrowings during the nine months ended September 30, 2005 and 2006. Approximately $5.4 million and $0.9 million of interest expense was capitalized into construction in process during the nine months ended September 30, 2005 and 2006, respectively. The Company incurred interest expense of $2.5 million and $7.0 million for the three and nine months ended September 30, 2006, respectively.

Included in construction in process are approximately $17.6 million and $18.7 million of network spares inventory at December 31, 2005 and September 30, 2006, respectively. Interest is not capitalized on network spares inventory. During the third quarter of 2006, the Company recorded $3.3 million in charges related to network spares impairment (see Note 10).

Property and equipment, net (in thousands):

	December 31, 2005	September 30, 2006	Depreciable Lives (years)
Land	$7,950	$7,950	Indefinite
Buildings and leasehold improvements	63,195	61,353	2-40
Transmission facilities	293,049	340,302	3-20
Furniture, fixtures, vehicles and other	24,802	23,558	2-15
Fiber usage rights	16,133	16,133	5-20
Testing and manufacturing	71,892	56,571	3-5
Construction in process	32,648	41,909	—

Total property and equipment	509,669	547,776
Less: accumulated depreciation	(248,988)	(273,329)

Property and equipment, net	$260,681	$274,447

(6) Goodwill and Other Intangible Assets

The Company recorded $58.4 million of goodwill related to the acquisition of Focal. The Company recorded $34.5 million in intangible assets related to the Focal and Broadwing acquisitions. Accumulated amortization as of September 30, 2006 was $16.2 million.

(7) Notes Payable and Credit Facility

A summary of notes payable as of December 31, 2005 and September 30, 2006 is as follows (in thousands):

	December 31, 2005	September 30, 2006
Leasehold improvements loan due May 2009, 10% interest rate	$560	$452
Senior unsecured convertible notes, 5% interest rate paid in full in February 2006, less unamortized debt discount of $789 at December 31, 2005	31,354	—
Convertible Debentures due May 2013, 3.125% interest rate	—	180,000
Other	454	359

	32,368	180,811
Less: current portion	(31,658)	(327)

Notes payable, net of discounts and current portion	$710	$180,484

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

In conjunction with the issuance of the Senior unsecured convertible notes originally issued in February 2004, the Company issued warrants to purchase 2,732,838 shares of common stock. As adjusted for the private placements consummated on March 14, 2006 and March 24, 2006 and the convertible debt issuances on May 16, 2006 and June 12, 2006, the warrants can be exercised for right to purchase 3,095,980 shares of common stock. The warrants are immediately exercisable, have a current strike price of $20.92 per share, and expire on February 19, 2007. Pursuant to the terms of the merger agreement with Level 3, Level 3 will assume each unexercised warrant outstanding at the effective time of the merger. On February 21, 2006, the Company paid the final principal and interest installment of $32.1 million and $0.4 million, respectively, by using 1,894,239 shares of common stock and making a cash payment of $16.3 million. The Company incurred $0.9 million in additional interest expense associated with the extinguishment of debt determined by the difference between the computed conversion price per the agreement and the actual stock price on the date of issuance.

On October 18, 2005, the Company entered into a revolving credit facility that provides borrowing capacity to borrow up to $75 million subject to certain limitations, commencing November 29, 2005. The Company has never borrowed under the facility. On October 20, 2006, the Company provided termination notice under the agreement therefore eliminating its ability to borrow under the facility.

In the second quarter of 2006, the Company issued $180.0 million in aggregate principal amount of Convertible Debentures, due May 16, 2026 (the “Debentures”). The Debentures accrue interest at a rate of 3.125% per annum payable in cash semi-annually on May 15 and November 15 of each year and are guaranteed on a senior basis by certain of the Company’s 100% wholly-owned subsidiaries (the “Guarantors”). The net proceeds from the offering of the Debentures were $173.7 million, after deducting $6.3 million in fees related to the offering. The fair value of the Debentures approximate the carrying value at September 30, 2006 and debt issuance costs of $6.3 million have been recorded in other assets on the condensed consolidated balance sheet and are being amortized using the effective interest method through May 15, 2013. The Company intends to use the net proceeds from the sale of the Debentures for general corporate purposes.

The Debentures are convertible into the Company’s common stock at an initial fixed conversion rate of 60.2410 shares per $1,000 principal amount of Debentures (equivalent to an initial conversion price of approximately $16.60 per share, which represents a 25% premium based on a closing price of $13.28 per share on May 9, 2006), subject to adjustment in certain circumstances as defined in the Indenture agreement.

On or prior to the maturity date of the Debentures, upon the occurrence of a fundamental change, as described in the Indenture, the Company will provide for a make whole amount by increasing the conversion rate by a number of additional shares for any conversion of the Debentures in connection with any such fundamental change. The amount of additional shares will be determined as set forth in the Indenture. The Company evaluated the accounting for the conversion feature in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” and related issues, at the date of issuance of the Convertible Debentures, and determined that the make whole conversion feature does not need to be accounted for separately from the Convertible Debentures. The Company will update its analysis for the accounting of the conversion feature as circumstances warrant. If the conversion feature is required to be bifurcated in the future, changes in the fair value of the conversion feature will be charged or credited to interest expense in each period. In the event the acquisition of the Company by Level 3 closes, a fundamental change will occur.

The Debentures are redeemable at the Company’s option on or after May 15, 2013, at a redemption price equal to 100% of the principal amount of the Debentures being redeemed plus accrued and unpaid interest and

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

liquidated damages, if any. The Debentures are subject to repurchase at the option of holders on May 15, 2013, May 15, 2016 and May 15, 2021, and upon the occurrence of certain designated events as defined in the Indenture at a repurchase price equal to 100% of the principal amount of the Debentures being repurchased plus accrued and unpaid interest and liquidated damages, if any.

During the third quarter of 2006 the Company registered the Debentures, the guarantees and shares of common stock that would be issued in the event of conversion. The consummation of the merger with Level 3 will affect the Debentures based upon whether the Company elects to treat the merger as a “public acquirer change of control” as defined in the Indenture.

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

With the adoption of SFAS No.123(R), net loss increased by $3.1 million and $5.7 million for the three and nine months ended September 30, 2006, respectively and basic and diluted net loss per common share increased by $(0.04) and $(0.07) for the three and nine months ended September 30, 2006, respectively.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The compensation expense that has been charged against income for the Company’s stock-based compensation plans is as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock options	$2,861	$5,004
Restricted stock	4,313	8,776
ESPP	276	735

	$7,450	$14,515

Stock Options

Options are granted to certain employees and directors at prices which are generally equal to the market value of the stock on the dates the options are granted. Generally, the options granted have a contractual term of 10 years from the grant date and granted options for employees vest ratably over a four year period. Stock option exercises result in the new issuance of shares. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The company has estimated the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.

During the third quarter of 2006, the Company entered into an employment agreement in connection with the appointment of the Company’s Chief Executive Officer. Under the terms of the agreement, the Company granted options to purchase an aggregate of 750,000 shares of the Company’s common stock at an exercise price of $8.85. Vesting of the options is as follows: (a) 250,000 options vested upon the execution of the agreement on July 25, 2006, (b) 250,000 options will vest ratably over a 3 year period from the date of execution, and (c) 250,000 options will vest immediately upon the achievement of certain performance indicators as defined in the agreement. In accordance with SFAS No. 123(R), the fair value of each traunche was estimated on the date of grant using the Black-Scholes option pricing model. Compensation expense recorded during the third quarter of 2006 associated with options granted to the Company’s Chief Executive Officer was $1.5 million. Total unrecognized non-cash compensation expense at September 30, 2006 associated with these stock options is $2.6 million.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield, expected lives of the options and expected forfeiture rates of 0%-27%. The risk-free interest rate was selected based upon yields of U. S. Treasury issues with a term equal to the expected life of the option being valued. The key assumptions used in determining the fair values for the nine months ended September 30, 2005 and 2006 were as follows:

	Nine Months Ended September 30,
	2005	2006
Expected stock price volatility	82%	65%
Risk-free interest rate	3.6%	5.32%
Expected option life (in years)	4	4 - 6
Expected dividend yield	0%	0%

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

A summary of stock option activity during the three and nine months ended September 30, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2006	3,691,035	$20.95
Granted	—	—
Exercised	(329,473)	6.96
Cancelled	(117,450)	11.59

Balance at March 31, 2006	3,244,112	$22.72	6.2	$6,129

Granted	—	—
Exercised	(128,597)	8.50
Cancelled	(188,912)	60.18

Balance at June 30, 2006	2,926,603	$20.94	4.9	$1,746

Granted	750,000	8.85
Exercised	(169,798)	6.65
Cancelled	(325,979)	23.75

Balance at September 30, 2006	3,180,826	$18.59	6.2	$4,484

Exercisable at September 30, 2006	2,261,599	$21.67	5.2	$2,402

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the company’s common stock for the 1.1 million options that were in-the-money at September 30, 2006. During the three and nine months ended September 30, 2006, the aggregate intrinsic value of options exercised under the company’s stock option plans was $0.8 million and $3.2 million, respectively, determined as of the date of option exercise. As of September 30, 2006, there was $7.2 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.3 years.

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Restricted Stock

During 2004, the Company began issuing unvested shares (restricted stock) under its 2000 Long-term Incentive Plan. Restricted stock generally vests over a four year period, 25% of which vest after the first year and the remainder of which vest quarterly thereafter. Restricted stock vests result in the new issuance of shares. Outstanding restricted stock is entitled to vote and receive any declared dividends. The cost of stock awards is determined using the fair value of the Company’s closing stock price on the date of grant, net of expected forfeitures, and compensation is recognized on a straight-line basis over their respective vesting period. The expected forfeiture rates of 0% – 27% were estimated based on historical data. As of September 30, 2006, 1,704,133 shares of unvested restricted stock were outstanding and held in escrow. As of September 30, 2006, there was $9.7 million of total unrecognized compensation costs related to unvested restricted stock. These costs are expected to be recognized over a weighted average period of 1.5 years. A summary of unvested restricted stock during the three and nine months ended September 30, 2006 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2006	2,204,960	5.69
Granted	24,250	14.25
Vested	(330,014)	8.96
Forfeited	(41,863)	5.96

Balance at March 31, 2006	1,857,333	5.21

Granted	529,788	14.83
Vested	(86,196)	7.00
Forfeited	(126,853)	6.30

Balance at June 30, 2006	2,174,072	7.42

Granted	65,000	11.41
Vested	(396,175)	8.68
Forfeited	(138,764)	6.56

Balance at September 30, 2006	1,704,133	7.35

Employee Stock Purchase Plan

During 2000, the Company established the Broadwing Employee Stock Purchase Plan (the “Plan”). Eligible employees choose to participate in the Plan during offering periods by authorizing payroll deductions of up to 15% of their salaries, subject to limitations imposed by the Internal Revenue Code. The plan has two purchase periods one from January 1 through June 30 and the second one from July 1 through December 31. The purchase price per share purchased as of this date is the lower of either (1) 85% of the fair market value of a share of common stock on the first business day of the offering period or (2) 85% of the fair market value of a share of common stock on the exercise date. Shares purchased under the plan are new issuances. As of September 30, 2006, 2,457,248 shares were reserved for futures issuance under this plan. However, under the proposed acquisition of the company by Level 3, the plan offering period has been frozen as of October 16, 2006. The accumulated contributions at October 16, 2006 will be held for the purchase of shares, which will occur on the earlier of January 1, 2007 or the close of the merger.

On June 19, 2006, the Company’s board of directors approved certain amendments to the Company’s Plan, effective as of the date of adoption by the board of directors. The amendments to the Plan increased the available

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

number of shares for issuance under the Plan by 2,500,000 shares, removed the annual limitation on the number of shares available for issuance under the Plan, and made other administrative and conforming changes. The Company will seek stockholder approval of the amendments at the special stockholder meeting in conjunction with the approval of the pending acquisition.

Compensation expense is measured as the fair value of the discount for the estimated number of shares to be purchased at the grant date plus the fair value of the employees’ purchase rights during the “look-back” option period as calculated under the Black-Scholes option pricing model. The weighted average assumptions used in the model are outlined in the following table:

	Six Months Ended June 30, 2006	Three Months Ended September 30, 2006
Weighted average grant date fair value	$6.05	$10.35
Weighted average assumptions used:
Expected volatility	67%	67%
Risk-free interest rate	5.22%	4.84%
Expected option life (in years)	0.50	0.50
Dividend yield	0.0%	0.0%

At September 30, 2006, total unrecognized estimated compensation expense related to unvested stock options and restricted stock granted prior to that date was $16.9 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Pursuant to the terms of the merger agreement with Level 3, all unvested restricted stock awards will vest immediately prior to closing of the transaction and all vested and unvested stock options, to the extent the per share merger consideration exceeds the exercise price, will be converted at closing into the right to receive Level 3 stock and cash. Any vested or unvested stock options with an exercise price that exceeds the per share merger consideration will be cancelled.

(10) Restructuring and Related Charges

During 2005 and 2006, the Company implemented certain restructuring and reorganization programs designed to decrease the Company’s overall cost structure. Restructuring efforts in 2005 focused on the integration of Focal Communications Corporation, a company acquired in 2004. In 2006, the Company’s restructuring efforts included the down-sizing and outsourcing of network support operations in Columbia, Maryland and the relocation of the Company’s headquarters from Columbia, Maryland to Austin, Texas.

(a) Outsourcing Agreement

During the third quarter of 2006, the Company entered into an agreement with Infinera Corporation (“Infinera”) to outsource certain network support functions, including the manufacture of internally produced transport equipment and the support and maintenance of certain network systems over a period of two years from the date of execution for approximately $11.8 million. The Company also committed to purchase Infinera equipment totaling $20.0 million over the next two years. In conjunction with the outsourcing agreement, Infinera agreed to lease the Company’s manufacturing facility for the production of the transport equipment and hire certain of the Company’s employees. As of their termination of employment with the Company, the employees fully vested in restricted shares previously issued, half which originally vested on March 31, 2007 and half on March 31, 2008. The Company recorded the associated expense of $1.8 million during the current year quarter associated with the full vesting of the restricted shares. In addition, if the employees remain employed by

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Infinera through March 31, 2008, the Company will be obligated to pay a one-time cash payment totaling $2.0 million, which was recorded in the third quarter of 2006. The remaining severance expense incurred during the third quarter principally relates to terminated employees also associated with the outsourcing. The Company recorded asset impairment charges of $3.3 million and loss on open purchase commitments of $0.2 million associated with the restructuring of the Columbia operations.

Associated with the outsourcing agreement, the Company received warrants to purchase 370,370 shares of Infinera Series G Preferred Stock at an exercise price of $1.35 per share and expiring on July 13, 2012. The Company determined the value of the warrants to be immaterial.

(b) Executive Severance

During the first quarter of 2006, the Company recorded severance expense associated with Dr. Huber’s resignation as the Company’s Chief Executive Officer. Dr. Huber remains the Chairman of the Company’s Board of Directors. Under his severance agreement, Dr. Huber received one year’s base pay of $400,000 and the accelerated vesting of 247,500 shares of restricted stock and 99,167 stock options, resulting in non-cash expense of approximately $2.4 million during the first quarter of 2006.

The Company recorded the following charges for the three and nine months ended September 30, 2005 and 2006 (in thousands):

	Three Months		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Facility consolidation	$21	$—	$296	$146
Change in reserve estimate	—	(135)	94	(1,235)
Severance	596	4,866	657	10,066
Gain on sale of fixed assets	—	(129)	—	(5,072)
Loss on purchase order commitments	—	233	—	233
Impairment loss—network equipment	13	3,282	297	7,368

Restructuring, impairment, severance and gain on sale of fixed assets	$630	$8,117	$1,344	$11,506

The following table displays the activity and balances of the restructuring reserve liability account for the three and nine months ended September 30, 2006 (in thousands):

Total
Balance at December 31, 2005	$3,965
Restructuring and severance charges	2,417
Cash payments	(1,890)

Balance at March 31, 2006	$4,492

Restructuring and severance charges	(624)
Cash payments	(1,178)

Balance at June 30, 2006	$2,690

Restructuring and severance charges	3,129
Cash payments	(920)

Balance at September 30, 2006	$4,899

BROADWING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

(11) Executive Compensation

In September 2006, two senior executives’ responsibilities were revised, resulting in the diminution of their duties and acceleration of benefits under the defined term “Good Reason” in their employment agreements should they elect to resign. Should they resign, the executives would be entitled to the acceleration of 117,259 shares of restricted stock and 27,183 stock options and cash payments equivalent to two years base pay and eligible bonus, two years health care benefits, and in the instance of one executive reimbursement for relocation. As there is no future service period associated with receiving these benefits, the Company recorded charges of approximately $3.0 million during the third quarter of 2006, which includes non-cash charges of $1.6 million of accelerated equity awards.

(12) Subsequent Events

On October 16, 2006, Broadwing entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Level 3, Level 3 Services, LLC and Level 3 Colorado, Inc., each a wholly-owned subsidiary of Level 3, pursuant to which Broadwing will be merged with and into a wholly-owned subsidiary of Level 3 (the “Merger”) on the terms and subject to the conditions of the Merger Agreement, with the Level 3 subsidiary continuing as the surviving entity. Under the terms of the Merger Agreement, each share of Broadwing’s common stock outstanding immediately prior to the Merger (except for shares for which appraisal rights are exercised) will be converted into $8.18 of cash and 1.3411 shares of Level 3 common stock. The transaction has been approved by the Board of Directors of each company and must be approved by the stockholders of Broadwing. Closing of the Merger is subject to other customary conditions; including the receipt of applicable regulatory approvals, the effectiveness of the registration on Form S-4, as amended, under the Securities Act of 1933 in connection with the registration of the Level 3 common stock to be issued in the merger, no material adverse change in the business or condition of Broadwing prior to the effective time of the Merger and holders of less than 10% of Broadwing’s outstanding common stock exercising appraisal or dissenter’s rights. The Company currently expects the transaction to close in the first quarter of 2007.

(13) Guarantor Information

As discussed in Note 7, Notes Payable and Credit Facility, the Company has an aggregate of $180.0 million of 3.125% Convertible Debentures outstanding as of September 30, 2006. The debentures are general unsecured senior obligations and rank junior in right of payment to all the Company’s other existing and future secured debt, including obligations under its revolving credit facility, to the extent of the collateral securing that debt. The debentures will be jointly and severally guaranteed on an unsecured basis by certain of the Company’s existing domestic subsidiaries and may be guaranteed by certain future domestic subsidiaries.

The following represents the supplemental consolidating condensed financial statements of Broadwing Corporation (the “Parent”), which was the issuer of the Debentures issued on May 16, 2006, the Guarantors as listed in the Indenture agreement dated May 16, 2006, and the Company’s subsidiaries that are not guarantors of the Debentures. The information includes elimination entries necessary to consolidate the Parent with the Guarantor and Non-Guarantor Subsidiaries. Separate condensed consolidated financial statements of each guarantor are not presented, as the Company believes that they would not be material to investors.

BROADWING CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Balance Sheets

December 31, 2005

(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$62,636	$3,513	$557	$—	$66,706
Short-term investments	42,648	—	—	—	42,648
Trade accounts receivable, net	—	75,433	146	—	75,579
Investment	(1,042,494)	(93,578)	—	1,136,072	—
Intercompany	1,332,708	(1,332,708)	327	(327)	—
Prepaids and other current assets	869	17,696	—	—	18,565

Total current assets	396,367	(1,329,644)	1,030	1,135,745	203,498

Restricted cash, non-current	—	14,606	—	—	14,606
Property and equipment, net	—	260,681	—	—	260,681
Goodwill	—	58,354	—	—	58,354
Intangible assets, net	—	24,820	—	—	24,820
Other non-current assets, net	—	11,545	—	—	11,545

Total assets	$396,367	$(959,638)	$1,030	$1,135,745	$573,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$—	$1,414	$—	$—	$1,414
Notes payable, net of discounts, current portion	31,355	143	160	—	31,658
Accounts payable	—	31,832	389	—	32,221
Accrued expenses and other liabilities	—	54,002	342	—	54,344
Intercompany	—	(54,023)	53,463	560	—
Accrued communication service costs .	—	25,441	—	—	25,441
Deferred revenue, current portion	—	6,941	—	—	6,941
Accrued restructuring and other charges	—	3,522	443	—	3,965

Total current liabilities	31,355	69,272	54,797	560	155,984
Capital lease obligations, net of current portions	—	20,109	—	—	20,109
Notes payable, net of discounts and current portions	—	415	295	—	710
Other long-term liabilities	—	13,750	—	—	13,750
Deferred revenue, net of current portion	—	17,939	—	—	17,939

Total liabilities	31,355	121,485	55,092	560	208,492

Stockholders’ equity:
Common stock	747	—	2,166	(2,166)	747
Treasury stock	(9,512)	—	—	—	(9,512)
Additional paid-in capital	3,180,764	246,203	944,939	(1,191,142)	3,180,764
Accumulated other comprehensive loss	(220)	—	—	—	(220)
Accumulated deficit	(2,806,767)	(1,327,326)	(1,001,167)	2,328,493	(2,806,767)

Total stockholders’ equity	365,012	(1,081,123)	(54,062)	1,135,185	365,012

Total liabilities and stockholders’ equity	$396,367	$(959,638)	$1,030	$1,135,745	$573,504

BROADWING CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Balance Sheets

September 30, 2006

(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$249,170	$9,265	$737	$—	$259,172
Short-term investments	82,084	—	—	—	82,084
Trade accounts receivable, net	—	80,412	30	—	80,442
Investment	(1,085,048)	(93,577)	—	1,178,625	—
Intercompany	1,384,506	(1,384,845)	339	—	—
Prepaids and other current assets	1,949	21,106	—	—	23,055

Total current assets	632,661	(1,367,639)	1,106	1,178,625	444,753

Restricted cash, non-current	—	13,647	—	—	13,647
Long-term investments	3,581	—	—	—	3,581
Property and equipment, net	—	274,447	—	—	274,447
Goodwill	—	58,354	—	—	58,354
Intangible assets, net	—	21,184	—	—	21,184
Other non-current assets, net	4,568	16,267	—	—	20,835
					—

Total assets	$640,810	$(983,740)	$1,106	$1,178,625	$836,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	—	1,491	—	—	1,491
Notes payable, net of discounts, current portion	—	156	171	—	327
Accounts payable	—	55,688	389	—	56,077
Accrued expenses and other liabilities	2,124	57,374	190	—	59,688
Intercompany	—	(54,922)	54,035	887	—
Accrued communication service costs	—	22,089	—	—	22,089
Deferred revenue, current portion	—	8,610	—	—	8,610
Accrued restructuring and other charges	—	4,674	225	—	4,899

Total current liabilities	2,124	95,160	55,010	887	153,181

Capital lease obligations, net of current portion	—	19,446	—	—	19,446
Notes payable, net of discounts and current portion	180,000	297	187	—	180,484
Other long-term liabilities	—	11,514	—	—	11,514
Deferred revenue, net of current portion	—	13,490	—	—	13,490

Total liabilities	182,124	139,907	55,197	887	378,115

Stockholders’ equity:
Common stock	893	—	2,166	(2,166)	893
Treasury stock	(9,512)	—	—	—	(9,512)
Additional paid-in capital	3,322,530	246,203	944,940	(1,191,143)	3,322,530
Accumulated other comprehensive loss	(13)	—	—	—	(13)
Accumulated deficit	(2,855,212)	(1,369,850)	(1,001,197)	2,371,047	(2,855,212)

Total stockholders’ equity	458,686	(1,123,647)	(54,091)	1,177,738	458,686

Total liabilities and stockholders’ equity	$640,810	$(983,740)	$1,106	$1,178,625	$836,801

BROADWING CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2005

(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$218,848	$55	$(244)	$218,659

Operating Expenses:
Cost of revenue (excluding depreciation and amortization)	—	143,714	—	(244)	143,470
Research and development	—	679	—	—	679
Sales, general and administrative	934	77,381	5	—	78,320
Depreciation and amortization	—	24,807	—	—	24,807
Restructuring and other charges	—	630	—	—	630

Total operating expenses	934	247,211	5	(244)	247,906

Operating income (loss)	(934)	(28,363)	50	—	(29,247)

Other income (expense), net	1,371	494	(3)	—	1,862
Losses in subsidiaries	(28,411)	—	—	28,411	—
Interest expense, net of capitalized amounts	(2,561)	(589)	—	—	(3,150)

Net income (loss)	$(30,535)	$(28,458)	$47	$28,411	$(30,535)

BROADWING CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2006

(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$231,864	$30	$—	$231,894

Operating Expenses:
Cost of revenue (excluding depreciation and amortization)	—	144,467	—	—	144,467
Sales, general and administrative	5,615	79,391	24	—	85,030
Depreciation and amortization	—	13,246	—	—	13,246
Restructuring and other charges	—	8,117	—	—	8,117

Total operating expenses	5,615	245,221	24	—	250,860

Operating income (loss)	(5,615)	(13,357)	6	—	(18,966)

Other income (expense), net	4,162	509	(27)	—	4,644
Losses in subsidiaries	(13,704)	—	—	13,704	—
Interest expense, net of capitalized amounts	(1,634)	(835)	—	—	(2,469)

Net loss	$(16,791)	$(13,683)	$(21)	$13,704	$(16,791)

BROADWING CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2005

(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$659,332	$160	$(355)	$659,137

Operating Expenses:
Cost of revenue (excluding depreciation and amortization)	—	438,660	123	(355)	438,428
Research and development	497	6,172	—	—	6,669
Sales, general and administrative	2,360	227,061	18	—	229,439
Litigation settlement	—	2,000	—	—	2,000
Depreciation and amortization	—	82,342	—	—	82,342
Restructuring and other charges	—	1,661	(317)	—	1,344

Total operating expenses	2,857	757,896	(176)	(355)	760,222

Operating income (loss)	(2,857)	(98,564)	336	—	(101,085)

Other income, net	4,344	1,383	134	—	5,861
Losses in subsidiaries	(98,940)	—	—	98,940	—
Interest expense, net of capitalized amounts	(14,895)	(2,229)	—	—	(17,124)

Net income (loss)	$(112,348)	$(99,410)	$470	$98,940	$(112,348)

BROADWING CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2006

(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$680,125	$88	$—	$680,213

Operating Expenses:
Cost of revenue (excluding depreciation and amortization)	—	427,336	—	—	427,336
Sales, general and administrative	10,066	236,404	72	—	246,542
Depreciation and amortization	—	45,907	—	—	45,907
Restructuring and other charges	—	11,506	—	—	11,506

Total operating expenses	10,066	721,153	72	—	731,291

Operating income (loss)	(10,066)	(41,028)	16	—	(51,078)

Other income (expense), net	7,956	1,643	(45)	—	9,554
Loss in subsidiaries	(42,554)	—	—	42,554	—
Interest expense, net of capitalized amounts	(3,781)	(3,140)	—	—	(6,921)

Net loss	$(48,445)	$(42,525)	$(29)	$42,554	$(48,445)

BROADWING CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2005

(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(112,348)	$(99,410)	$470	$98,940	$(112,348)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	82,342	—	—	82,342
Equity-based expense	2,856	—	—	—	2,856
Provision for bad debt and sales allowances	—	27,868	—	—	27,868
Deferred financing cost, original issue discount amortization and accretion of interest	16,065	(4,903)	—	—	11,162
Amortization of deferred revenue	—	(1,222)	81	—	(1,141)
Non-cash restructuring, inventory write-downs, severance, gain on sale of fixed assets and other charges	33	(922)	—	—	(889)
Changes in operating assets and liabilities:
Accounts receivable	—	(18,618)	(86)	—	(18,704)
Other current and non-current assets	1,077	(49)	—		1,028
Net transfers with subsidiaries	14,341	83,946	653	(98,940)	—
Accounts payable and other accured expenses	2,025	(12,508)	(839)	—	(11,322)

Net cash used in operating activities	(75,951)	56,524	279	—	(19,148)

Cash flows from investing activities:
Purchase of property and equipment	—	(41,623)	—	—	(41,623)
Proceeds from the sale of property and equipment	—	753	—	—	753
Ciena equipment deposit	—	(11,000)	—	—	(11,000)
Purchases and sale of investments, net	49,918	—	—		49,918

Net cash provided by (used in) investing activities	49,918	(51,870)	—	—	(1,952)

Cash flows from financing activities:
Repayments of notes payable and capital leases	(65,305)	(355)	(205)	—	(65,865)
Changes in deposits and other non-current assets	—	(1,139)	—		(1,139)
Proceeds from stock options and warrants exercised	1,295	—	—	—	1,295

Net cash provided by (used in) financing activities	(64,010)	(1,494)	(205)	—	(65,709)

Net increase (decrease) in cash and cash equivalents	(90,043)	3,160	74	—	(86,809)
Cash and cash equivalents—beginning	142,458	(18,366)	448	—	124,540

Cash and cash equivalents—ending	$52,415	$(15,206)	$522	$—	$37,731

BROADWING CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2006

(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(48,445)	$(42,525)	$(29)	$42,554	$(48,445)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	45,907	—	—	45,907
Equity-based expense	10,066	—	—	—	10,066
Provision for bad debt and sales allowances	—	24,724	—	—	24,724
Deferred financing cost, original issue discount amortization, and accretion of interest	2,371	127	—	—	2,498
Amortization of deferred revenue	—	(2,131)	—	—	(2,131)
Non-cash restructuring, impairments, severance and gain on sale of fixed assets	4,449	(438)	—		4,011
Changes in operating assets and liabilities:
Accounts receivable	—	(29,697)	116	—	(29,581)
Other current and non-current assets	(6,097)	(9,700)	—	—	(15,797)
Net transfers with subsidiaries	(9,245)	51,239	560	(42,554)	—
Accounts payable and other accrued expenses	2,125	31,269	(370)	—	33,024

Net cash provided by (used in) operating activities	(44,776)	68,775	277	—	24,276

Cash flows from investing activities:
Purchase of property and equipment	—	(51,269)	—	—	(51,269)
Proceeds from the sale of property and equipment	—	5,814	—	—	5,814
Ciena equipment deposit	—	(11,000)	—	—	(11,000)
Purchases and sale of investments, net	(42,810)	—	—		(42,810)

Net cash used in investing activities	(42,810)	(56,455)	—	—	(99,265)

Cash flows from financing activities:
Repayments of notes payable and capital leases	(16,078)	(1,245)	(97)	—	(17,420)
Change in restricted cash	—	960	—		960
Proceeds from private placement of common stock, net of issuance costs of $6.0 million	180,000	(6,284)	—	—	173,716
Proceeds from issuance of convertible debentures, net of issuance costs of $6.3 million	103,897	—	—	—	103,897
Proceeds from stock options exercised	6,302	—	—	—	6,302

Net cash provided by (used in) financing activities	274,121	(6,569)	(97)	—	267,455

Net increase in cash and cash equivalents	186,535	5,751	180	—	192,466

Cash and cash equivalents—beginning	62,635	3,514	557	—	66,706

Cash and cash equivalents—ending	$249,170	$9,265	$737	$—	$259,172

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On October 16, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Level 3 Communications, Inc. (“Level 3”), Level 3 Services, LLC and Level 3 Colorado, Inc., each a wholly-owned subsidiary of Level 3, pursuant to which Broadwing will be merged with and into a wholly-owned subsidiary of Level 3 (the “Merger”) on the terms and subject to the conditions of the Merger Agreement, with the Level 3 subsidiary continuing as the surviving entity. Under the terms of the Merger Agreement, each share of Broadwing’s common stock outstanding immediately prior to the Merger (except for shares for which appraisal rights are exercised) will be converted into $8.18 of cash and 1.3411 shares of Level 3 common stock. The transaction has been approved by the Board of Directors of each company and must be approved by the stockholders of Broadwing. Closing of the Merger is subject to other customary conditions; including the receipt of applicable regulatory approvals, the effectiveness of the registration on Form S-4, as amended, under the Securities Act of 1933 in connection with the registration of the Level 3 common stock to be issued in the merger, no material adverse change in the business or condition of Broadwing prior to the effective time of the Merger and holders of less than 10% of Broadwing’s outstanding common stock exercising appraisal or dissenter’s rights. We currently expect the transaction to close in the first quarter of 2007.

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

At September 30, 2006, a significant portion of these reserves relate to reciprocal compensation and carrier access billings (“CABS”). Certain carriers have disputed some charges as inappropriate or outside the scope of existing tariffs or contractual agreements. Trade accounts receivable from disputed reciprocal compensation and carrier access billing totaled $27.4 million with associated credit allowances totaling $24.8 million at September 30, 2006. If the resolution of these disputes differs from our estimates, our reserves will be adjusted which will result in an increase or decrease in revenue and net loss.

Accrued Service Costs

We perform bill verification procedures to ensure that errors in our vendors’ billed invoices are identified and disputed. The bill verification procedures include the examination of bills, comparison of billed rates to contract and tariffed rates comparison of circuits billed to our database of active circuits, and evaluation of the trend of invoiced amounts by our vendors, including the types of charges being assessed. If we conclude that we have been billed inaccurately, we will dispute the charge with the vendor and begin resolution procedures. For unpaid disputes, we record a charge to cost of revenue and a corresponding increase to the accrued communication service costs liability account for the disputed amounts, unless evidence indicates that it is not probable that we will ultimately be required to pay. If we reach an agreement with a vendor in which we settle an unpaid disputed amount for less than the corresponding accrual, we recognize the resultant settlement gain in the period in which the settlement is reached. For disputes arising on invoices previously paid, we record a benefit to cost of revenue and a corresponding decrease to accrued communication service costs liability based on a probable and estimable outcome. If an agreement is reached with a vendor in which we settle a paid disputed amount for greater than the expected benefit, a gain is recognized in the period in which the settlement is reached. Previously unaccrued disputes are tracked and reviewed periodically to assess whether a loss has become probable and estimable, in which case an accrual is established.

At September 30, 2006, we have $18.2 million in unpaid vendor billing disputes for which we have provided $13.2 million in accrued line costs. Additionally, at September 30, 2006, we have $15.7 million in paid vendor billing disputes for which we have recorded an asset of $1.3 million. If resolution of these disputes differs from our estimates, our reserve will be adjusted resulting in an increase or decrease in cost of revenue and net loss.

Intangible Assets

We have recorded intangible assets resulting from our acquisitions. We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS No. 142”).” SFAS No. 142 requires that goodwill and other intangible assets with an indefinite life be tested for impairment at least annually. The impairment test is a two-step process that requires intangibles to be allocated to reporting units. We have one reporting unit. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment may exist, and the second step of the test is performed. In the second step, the fair value of the intangible asset is compared with the carrying value, and an impairment loss will be recognized to the extent that the carrying value exceeds the fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” at least annually.

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

Accounting for Stock-based Compensation

We grant options to purchase our common stock to our employees and directors under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123, “Share-Based Payments.” (“SFAS 123(R)”). Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123(R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective approach, the valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not restated for comparative purposes. At September 30, 2006, total unrecognized estimated compensation expense related to unvested stock options and restricted stock granted prior to that date was $16.9 million, which is expected to be recognized over a weighted-average period of 1.4 years.

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

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” This Issue discusses how entities adopt policies of presenting taxes in the income statement on either a gross or net basis. If taxes are reported on a gross basis and are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present our pass-through taxes on a net basis, therefore, we do not expect EITF Issue 06-3 to have a material impact to our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N) “Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion is that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financials statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for us would be our fiscal year beginning January 1, 2007. We have not yet determined the impact, if any, of adopting the provisions of SAB No. 108 on our financial position, results of operations and liquidity.

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

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

Quarterly revenue by product is as follows (in thousands):

	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Data and Internet services	$42,684	$44,368	$44,036	$44,708	$46,277
Broadband transport	74,853	78,406	80,843	80,985	85,011
Long-distance voice services	47,359	45,029	46,124	44,535	46,140
Local voice services	53,171	51,939	52,936	53,869	54,415
Other	592	227	107	176	51

Total revenue	$218,659	$219,969	$224,046	$224,273	$231,894

Total revenue increased to $231.9 million or 6% for the three months ended September 30, 2006 from $218.7 million for the three months ended September 30, 2005, primarily due to increased sales of our broadband, data and internet products, partially offset by a decrease in revenue from our long-distance services.

Data and Internet revenue increased to $46.3 million or 8% for the three months ended September 30, 2006 from $42.7 million for the three months ended September 30, 2005. The increase in data and Internet revenue relates primarily to our continued success with sales of our new converged services product, which was launched in mid-2005 and contributed a substantial portion of the total increase in data and Internet revenue.

Our broadband transport revenue increased to $85.0 million or 13% for the three months ended September 30, 2006 from $74.9 million for the three months ended September 30, 2005, primarily due to increased sales to communications service providers and large enterprise customers. We experienced sales growth across virtually all of our broadband products from DS-1 to OC-192. In recent months, new broadband sales have been concentrated more on optical circuits.

Our long-distance voice revenue decreased to $46.1 million or 3% for the three months ended September 30, 2006 from $47.4 million for the three months ended September 30, 2005. Revenue reductions were principally due to rate reductions offset in part by growth in minutes of use.

Our local voice services revenue increased to $54.4 million or 2% for the three months ended September 30, 2006 from $53.2 million for the three months ended September 30, 2005, due principally to increased minutes of use.

Pricing and minute of use reductions associated with long-distance and local voice services are the result of intense competition within traditional voice products and competition from competing technologies. We expect voice revenue to continue to be negatively affected by price competition, however, recent improvements in our voice network platform have allowed us to lower our overall cost structure which will enable us to more effectively compete in this market. We are also focused on providing appropriate product alternatives to our customers including VoIP and converged services, which we believe provide a more cost effective customer solution in certain circumstances.

Cost of Revenue. Cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Cost of revenue increased to $144.5 million for the three months ended September 30, 2006 from $143.5 million for the three months ended September 30, 2005. As a percentage of total revenue, cost of revenue decreased from 66% for the three months ended September 30, 2005 to 62% for the three months ended September 30, 2006. We attribute the improvement in our cost structure to the following:

•	integration of the Focal and Broadwing networks including network interconnection, systems upgrades and software improvements which have allowed for more cost effective transport and termination of traffic;

•	the impact of general network and software investments which allows for lower cost routing of traffic and a reduction of traffic at high cost termination points; and

•	new vendor contracts with lower access and termination costs.

Cost of revenue, as a percentage of total revenue, has also been impacted by changes in our product mix. Broadband transport, which generally has a significantly higher selling price and lower incremental cost of service, increased to 37% of total revenue for the three months ended September 30, 2006, from 34% for the same period in 2005. Though our cost reduction efforts are continuing, we cannot be certain that cost savings will continue or will not be offset by future revenue changes. In addition, a portion of our voice traffic is terminated with other carriers under contracts with pricing which is subject to adjustment. If pricing associated with these contracts increase, we will see a corresponding increase in our cost of revenue.

Research and Development Expense. Research and development expense consists primarily of personnel, laboratory and facilities, testing and prototype expenses related to the design of our former hardware and software equipment products. During 2005, we ceased all research and development efforts. We currently only maintain limited dedicated resources that focus solely on the support of our communications services network. Research and development expense, including equity-based compensation, was $0.7 million for the three months ended September 30, 2005.

Sales, General and Administrative Expense. Sales, general and administrative expense consists primarily of costs associated with personnel, travel, information systems support and facilities and power related to our sales, network operations, network engineering and administrative support functions. Sales, general and administrative expense increased to $85.0 million for the three months ended September 30, 2006 from $78.3 million for the three months ended September 30, 2005. The increase in sales, general and administrative expense was due primarily to increased compensation, including an increase in equity-based expense of $4.7 million.

Depreciation Expense. Depreciation expense decreased to $12.3 million for the three months ended September 30, 2006 from $23.4 million for the three months ended September 30, 2005. The decrease in depreciation is primarily due to the impact of certain assets reaching the end of their depreciable lives during the second half of 2005.

Amortization Expense. Amortization expense of $0.9 million for the three months ended September 30, 2006 decreased $0.5 million from $1.4 million for the three months ended September 30, 2005. Amortization expense primarily relates to intangible assets associated with in-place contracts and customer relationships acquired as part of the Broadwing and Focal acquisitions, which are being amortized over a period of three to seven years.

Restructuring, impairment, severance and gain on sales of fixed assets. During 2005 and 2006, we implemented certain restructuring and reorganization programs designed to decrease our overall cost structure. Restructuring efforts in 2005 focused on the integration of Focal Communications Corporation, a company acquired in 2004. In 2006, our restructuring efforts principally related to the down-sizing and outsourcing of network support operations in Columbia, Maryland and the relocation of our headquarters from Columbia, Maryland to Austin, Texas.

During the third quarter of 2006, we entered into an agreement with Infinera Corporation (“Infinera”) to outsource certain network support functions, including the manufacture of internally produced transport equipment and the support and maintenance of certain network systems over a period of two years. In conjunction with the outsourcing agreement, Infinera agreed to lease our manufacturing facility for the production of the transport equipment and hire certain of our employees.

We recorded the following charges for the three months ended September 30, 2005 and 2006 (in thousands):

	Three Months
	September 30, 2005	September 30, 2006
Facility consolidation	$21	$—
Change in reserve estimate	—	(135)
Severance	596	4,866
Gain on sale of fixed assets	—	(129)
Loss on purchase order commitments	—	233
Impairment loss—network equipment	13	3,282

Restructuring, impairment, severance and gain on sale of fixed assets	$630	$8,117

Other income, net. Other income, net, increased to $4.6 million for the three months ended September 30, 2006 from $1.9 million for the three months ended September 30, 2005, primarily due to an increase in interest income as a result of higher yields.

Interest expense, net of capitalized amounts. Interest expense, net of capitalized amounts, decreased to $2.5 million for the three months ended September 30, 2006 from $3.2 million for the three months ended September 30, 2005. The decrease is primarily due to higher average interest rates during the third quarter of 2005 as compared to the third quarter of 2006.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

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

	Nine Months
	September 30, 2005	September 30, 2006
Data and Internet services	$126,684	$135,021
Broadband transport	215,717	246,839
Long-distance voice services	153,711	136,799
Local voice services	160,172	161,220
Other	2,853	334

Total revenue	$659,137	$680,213

Total revenue increased to $680.2 million or 3% for the nine months ended September 30, 2006 from $659.1 million for the nine months ended September 30, 2005, primarily due to increased sales of our broadband, data and Internet products, offset in part by decreases in revenue from our long-distance voice services.

Data and Internet revenue increased to $135.0 million or 7% for the nine months ended September 30, 2006 from $126.7 million for the nine months ended September 30, 2005. The increase in data and Internet revenue primarily relates to new sales of our converged services product which was launched in mid-2005 and contributed a substantial portion of the total increase in data and Internet revenue.

Our Broadband transport revenue increased to $246.8 million or 14% for the nine months ended September 30, 2006 from $215.7 million for the nine months ended September 30, 2005, primarily due to increased sales to communications service providers and large enterprise customers. We experienced sales growth across virtually all of our broadband products from DS-1 to OC-192. In recent months, broadband sales have been concentrated more on optical circuits.

Our long-distance voice revenue decreased to $136.8 million or 11% for the nine months ended September 30, 2006 from $153.7 million for the nine months ended September 30, 2005 due to lower overall rates per minute offset in part by higher minutes of use.

Our local voice services increased to $161.2 million from $160.2 million or 1% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Revenue reductions were due principally to rate reductions offset in part by increased wholesale minutes of use.

Our voice revenue has been substantially impacted by intense price competition within traditional voice products and by competition from competing technologies. We expect voice revenue to continue to be negatively affected by price competition, however recent improvements in our voice network platform have allowed us to lower our overall cost structure, which will allow us to more effectively compete in this market. We are also focused on providing appropriate product alternatives to our customers including VoIP and converged services, which we believe provide a more cost effective customer solution in certain circumstances.

Other revenue decreased to $0.3 million from $2.9 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. We have ceased marketing our communications equipment and currently only maintain certain dedicated resources that focus solely on supporting our communications services network.

Cost of Revenue. Cost of revenue primarily reflects access charges paid to local exchange carriers and other providers and transmission lease payments to other carriers. Cost of revenue decreased to $427.3 million for the nine months ended September 30, 2006 from $438.4 million for the nine months ended September 30, 2005. As a percentage of total revenue, cost of revenue decreased to 63% for the nine months ended September 30, 2006 from 67% for the comparable period in the prior year. We attribute the improvement in our cost structure to the following:

•	integration of the Focal and Broadwing networks including network interconnection, systems upgrades and software improvements which have allowed for more cost effective transport and termination of traffic;

•	the impact of general network and software investments which allows for lower cost routing of traffic and a reduction of traffic at high cost termination points; and

•	new vendor contracts with lower access and termination costs.

Cost of revenue, as a percentage of total revenue, has also been impacted by changes in our product mix. Broadband transport, which generally has a higher selling price and lower incremental cost of service, increased to 36% of total revenue for the nine months ended September 30, 2006, from 33% for the same period in 2005. Though our cost reduction efforts are continuing, we cannot be certain that cost savings will continue or will not be offset by future revenue changes. In addition, a portion of our voice traffic is terminated with other carriers under contracts with pricing which is subject to adjustment. If pricing associated with these contracts increases, we will see a corresponding increase in our cost of revenue.

Research and Development Expense. Research and development expense consists primarily of personnel, laboratory and facilities, testing and prototype expenses related to the design of our former hardware and software equipment products. During 2005, we ceased all research and development efforts. We currently only maintain limited dedicated resources that focus solely on the support of our communications services network. Research and development expense, including equity based compensation, was $6.7 million for the nine months ended September 30, 2005.

Sales, General and Administrative Expense. Sales, general and administrative expense consists primarily of costs associated with personnel, travel, information systems support and facilities and power related to our sales, network operations, network engineering and administrative support functions. Sales, general and administrative expense increased to $246.5 million for the nine months ended September 30, 2006 from $229.4 million for the nine months ended September 30, 2005. The increase in sales, general and administrative expense was due primarily to increased compensation, including an increase in equity-based expense of $7.7 million, offset in part by a decrease in provisions for bad debt.

Depreciation Expense. Depreciation expense decreased to $42.3 million for the nine months ended September 30, 2006 from $78.1 million for the nine months ended September 30, 2005. The decrease in depreciation is primarily due to the impact of certain assets reaching the end of their depreciable lives during the second half of 2005.

Amortization Expense. Amortization expense decreased to $3.6 million for the nine months ended September 30, 2006 from $4.2 million for the nine months ended September 30, 2005. Amortization expense primarily relates to intangible assets associated with in-place contracts and customer relationships acquired as part of the Broadwing and Focal acquisitions, which are being amortized over a period of three to seven years.

Restructuring, impairment, severance and gain on sale of fixed assets. During 2005 and 2006, we implemented certain restructuring and reorganization programs designed to decrease our overall cost structure. Restructuring efforts in 2005 focused on the integration of Focal Communications Corporation, a company acquired in 2004. In 2006, our restructuring efforts included the down-sizing and outsourcing of network support operations in Columbia, Maryland and the relocation of our headquarters from Columbia, Maryland to Austin, Texas.

During the third quarter of 2006, we entered into an agreement with Infinera Corporation (“Infinera”) to outsource certain network support functions, including the manufacture of internally produced transport equipment and the support and maintenance of certain network systems over a period of two years. In conjunction with the outsourcing agreement, Infinera agreed to lease our manufacturing facility for the production of the transport equipment and hire certain of our employees.

During the first quarter of 2006, we recorded severance expense associated with Dr. Huber’s resignation as the Company’s Chief Executive Officer. Dr. Huber remains the Chairman of the Company’s Board of Directors. Under his severance agreement, Dr. Huber received one year’s base pay of $400,000 and the accelerated vesting of 247,500 shares of restricted stock and 99,167 stock options, resulting in non-cash expense of approximately $2.4 million during the first quarter of 2006.

We recorded the following charges for the nine months ended September 30, 2005 and 2006 (in thousands):

	Nine Months Ended
	September 30, 2005	September 30, 2006
Facility consolidation	$296	$146
Change in reserve estimate	94	(1,235)
Severance	657	10,066
Gain on sale of fixed assets	—	(5,072)
Loss on purchase order commitments	—	233
Impairment loss—network equipment	297	7,368

Restructuring, impairment, severance and gain on sale of fixed assets	$1,344	$11,506

Other income, net. Other income, net, increased to $9.6 million for the nine months ended September 30, 2006 from $5.9 million for the nine months ended September 30, 2005, primarily due to an increase in interest income as a result of higher yields.

Interest expense, net of capitalized amounts. Interest expense, net of capitalized amounts, decreased to $6.9 million for the nine months ended September 30, 2006 from $17.1 million for the nine months ended September 30, 2005. The decrease is primarily due to higher average interest rates and a higher weighted average outstanding debt balance during 2005.

Liquidity and Capital Resources

Overview

We have historically incurred significant net losses and have used our cash and investments to fund our operating and investing activities. Broadwing Communications Services, Inc., the previous owner of the Broadwing business, incurred significant net losses prior to the acquisition. We believe that operational improvements, strategic investments and complementary acquisitions have and will continue to improve the cash flows of our business. We have made progress in this turnaround strategy as shown in the reduction in cash used in operating activities. Our efforts are continuing and will include network cost reduction strategies and rationalization of our sales, general and administrative expenses. We cannot be sure, however, as to the amount and timing of the associated financial impact. We have financed our net cash outflows primarily through public and private sales of our debt and capital stock and borrowings under lease facilities.

Cash flows for the nine months ended September 30, 2005 and 2006 are as follows (in thousands):

	Nine Months Ended September 30,		Change
	2005	2006
Cash provided by (used in) operating activities	$(19,148)	$24,276	$43,424
Cash used in investing activities	(1,952)	(99,265)	(97,313)
Cash provided by (used in) financing activities	(65,709)	267,455	333,164

Net increase (decrease) in cash and cash equivalents	$(86,809)	$192,466	$279,275

Operating Activity

Net cash provided by operating activities was $24.3 million for the nine months ended September 30, 2006 compared to net cash used of $19.1 million for same period in 2005. This improvement in operating cash flows was primarily due to the following:

•	Reductions in net loss. $26.8 million in improvements in net loss, net of non-cash charges including, provisions for bad debt and sales allowances, depreciation, amortization, equity-based expense and other non-cash charges. As discussed above, revenue growth, network cost improvement, Focal integration and restructuring programs have been key initiatives which have resulted in reduced operating cash outflows.

•	Reductions in the payment of trade accounts payable and accrued expenses. $44.3 million in overall decreases in cash used for accounts payable and accrued expenses. The reduction is primarily related to the timing of cash payments.

•	Offset by increases in current assets and accounts receivable. The reduction to cash outflows discussed above were offset in part by increases in current assets of $27.7 million primarily related to the timing of accounts receivable collections and the purchase of annual prepaid maintenance agreements on network assets.

Investing Activity

Net cash used in investing activities for the nine months ended September 30, 2006 and September 30, 2005 was $99.3 million and $2.0 million, respectively. Investing activities are comprised of the following:

•	The purchase and sale of invested cash surpluses. During 2005, on a net basis we sold $49.9 million of short and long-term securities. During 2006, we purchased investments for net cash outflows of $42.8 million.

•	Ciena Equipment deposit. In the first quarter of 2005, we executed a settlement agreement with Ciena Corporation (“Ciena”) dismissing all previous litigation claims. In the second quarter of 2005 and the first quarter of 2006, we paid $11.0 million each in installments due under the agreement. At September 30, 2006, the remaining Ciena equipment purchase deposit was $2.4 million.

•	Purchases of property and equipment. For the nine months ended September 30, 2006 and 2005, our purchases of property and equipment totaled $51.3 million and $41.6 million, respectively, and were primarily associated with the integration of the Focal network, network improvements, capacity expansion and new products and services introductions. Excluded from the 2006 and 2005 purchases were approximately $10.8 million and $5.5 million of Ciena deposits which were used for equipment purchases.

•	Equipment Sales. During the nine months ended September 30, 2006, we sold excess equipment for proceeds of $5.8 million associated with our former communications equipment division in Columbia, Maryland which, through various restructuring actions, has been significantly downsized.

Financing Activity

Net cash provided by financing activities was $267.5 million for the nine months ended September 30, 2006 and cash used in financing activities was $65.7 million during the nine months ended September 30, 2005. A summary of our financing activities is as follows:

•	2005. Financing activity in 2005 principally related to the repayment of convertible notes originally issued in February of 2004.

•	2006. Financing activity in 2006 principally related to net proceeds of $103.9 million from two private placements of common stock, $173.7 million of net proceeds from the issuance of convertible debentures (the “Debentures”), as well as $6.3 million in proceeds from the exercise of employee stock options. Offsetting the preceding, we made our final payment under our $225.0 million unsecured convertible note originally issued in February of 2004. The final principal and interest installment of $32.6 million was paid on February 21, 2006, approximately half in cash and half in common stock. In association with the two private placements and the final principal and interest payment on the unsecured convertible notes, we issued 10,400,000 and 1,894,239 shares of our common stock, respectively.

The Debentures accrue interest at a rate of 3.125% per annum payable in cash semi-annually on May 15 and November 15 of each year and are guaranteed on a senior basis by certain of our 100% wholly-owned subsidiaries (the “Guarantors”) as described in the Indenture agreement. Total cash proceeds received from the offering was approximately $173.7 million, net of $6.3 million of total offering costs. We intend to use the net proceeds from the sale of the Debentures for general corporate purposes.

On October 18, 2005, we entered into a revolving credit facility that provides borrowing capacity to borrow up to $75 million subject to certain limitations, commencing November 29, 2005. We have never borrowed under the facility. On October 20, 2006, we provided termination notice under the agreement therefore eliminating our ability to borrow under the facility. As of September 30, 2006, we have approximately $1.1 million of deferred charges recorded on our balance sheet related to the credit facility which will be charged to expense in the fourth quarter of 2006.

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

As of September 30, 2006, long-term restricted cash totaled $13.6 million associated with outstanding irrevocable letters of credit relating to lease obligations for various business arrangements. These letters of credit are collateralized by funds in our operating account. Various portions of the letters of credit expire at the end of each of the respective lease agreements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in forward-looking statements.

Our exposure to market risk for changes in interest rates relates to our cash equivalents and investments. Our investments are available-for-sale. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We mitigate default risk by investing in only investment-grade securities. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments are carried at market value, which approximates cost. If market interest rates were to increase by one percent from September 30, 2006, the fair value of our investment portfolio would decline less than approximately $0.8 million.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. on our Annual report on Form 10-K for the year ended December 31, 2005 filed on March 6, 2006 with the Securities and Exchange Commission except as discussed below.

Failure to complete, or delays in completing, the merger with Level 3 could materially and adversely affect our results of operations and our stock price.

On October 16, 2006, we entered into an Agreement and Plan of Merger with Level 3. Closing of the merger is subject to customary conditions, including approval of the merger by a majority of Broadwing’s common shares entitled to vote thereon, receipt of applicable regulatory approvals, the effectiveness of a registration statement on Form S-4 in connection with the registration under the Securities Act of 1933, as amended, of the Level 3 common stock to be issued in the merger, no material adverse change in the business or condition of Broadwing prior to the effective time of the Merger and holders of less than 10% of Broadwing’s outstanding common stock exercising appraisal or dissenter’s rights. We cannot assure you that the necessary approvals will be obtained, that approvals will be obtained in the projected closing time-frame, that approvals will not subject us to obligations or commitments required by regulators, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. Risks related to the proposed merger include, but are not limited to, the following:

•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger, regardless of whether the merger is completed;

•	if the merger agreement is terminated in certain circumstances set forth in the merger agreement, we may be obligated to pay Level 3 a termination fee of $35 million and reimburse Level 3 for up to $2.5 million its expenses;

•	the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of Broadwing generally and a resulting decline in the market price of our common stock;

•	the attention of our management and our employees may be diverted from day-to-day operations;

•	the customer sales process may be disrupted by customer and salesperson uncertainty over when or if the merger will be consummated;

•	our customers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products as a result of the announcement of the merger;

•	our ability to retain our existing employees may continue to be harmed by uncertainties associated with the merger; and

•	our ability to attract new employees may be harmed by uncertainties associated with the merger.

The occurrence of any of these events individually or in combination could have a material adverse affect on our results of operations and our stock price.

Since the merger agreement contemplates a fixed exchange ratio, changes in the market price of Level 3 common stock could adversely affect the value of the consideration to be received by our stockholders in the merger and the pending merger might cause the stock price of our common stock to vary based on the trading price of Level 3’s common stock rather than our own financial performance

Under the terms of the merger agreement, each share of Broadwing’s common stock outstanding immediately prior to the merger (except for shares for which appraisal rights are exercised) will be converted into $8.18 of cash and 1.3411 shares of Level 3 common stock. Because the merger agreement contemplates a fixed exchange ratio, changes in the stock price of Level 3 common stock in the period leading up to the time the merger is consummated could adversely affect the value of the consideration to be received by our stockholders upon consummation of the merger.

This exchange ratio is fixed regardless of our financial performance. Accordingly, until the closing of the merger (or any earlier termination of the merger agreement) the stock price of our common stock is likely to vary based on the stock price of Level 3 common stock. Level 3’s results of operations, and the stock price of Level 3 common stock, might be affected by factors different from or in addition to those affecting our results of operations and the stock price of our common stock.

We might lose key personnel due to uncertainty created by the proposed merger.

Our success depends in part on the continued service of key personnel as well as recruitment of additional qualified personnel. As a result of the merger announcement, current and prospective employees could experience uncertainty about their future roles within Broadwing, which would adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. If a substantial number of key employees leave as a result of the merger announcement, or if we fail to attract needed qualified personnel, our business might be adversely affected.

The merger agreement contains provisions that might discourage other companies from trying to acquire us.

Our merger agreement with Level 3 contains provisions that might discourage a third party from submitting a business combination proposal to our board that would result in greater value to our stockholders than the proposed merger. For example, we are prohibited from soliciting any acquisition proposal or offer for a competing transaction. In addition, we are required to give Level 3 the opportunity to adjust the terms of its proposal in response to any superior proposal we may receive from a third party before we may accept the superior proposal. We are also required to pay Level 3 a termination fee of $35 million and reimbursement of expenses of up to $2.5 million if the merger agreement is terminated in specified circumstances.

The merger agreement contains provisions that prevent us from taking certain actions without Level 3’s consent and might prevent us from taking actions we would otherwise pursue.

Our merger agreement requires us to forbear from taking a number of actions without Level 3’s written consent. For example, without Level 3’s consent, we cannot except in certain circumstances:

•	enter into agreements or contracts which requires us to spend or contractually commit to spend over a specified dollar amount;

•	settle any material claim (including any tax claim); or

•	make any material change in the conduct of our business or enter into any transaction outside the ordinary course of business and consistent with past practice.

As a result of these forbearance provisions of the merger agreement, we might be prevented from pursuing actions or business strategies that we otherwise believe to be in our best interest.

Additional risks relating to the combined company and the merger vote by stockholders will be set forth in the proxy statement/prospectus that will be mailed to our stockholders in advance of the special meeting at which the merger agreement will be voted upon.

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

Date: November 7, 2006	BROADWING CORPORATION

/s/ LYNN D. ANDERSON
	Name:	Lynn D. Anderson
	Title:	Senior Vice President, Chief Financial Officer and Treasurer

Date: November 7, 2006

/s/ RICHARD A. MARTIN
	Name:	Richard A. Martin
	Title:	Vice President, Chief Accounting Officer and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Description

12	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002